Form 10-Q
period 2000-12-31
WATSON WYATT & CO HOLDINGS
filed 2001-02-06
CIK 1103126

United States
                        Securities And Exchange Commission
                               Washington, D.C. 20549

                                     Form 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                          Commission File Number: 001-16159

                           WATSON WYATT & COMPANY HOLDINGS
               (Exact name of registrant as specified in its charter)

         Delaware                                               52-2211537
      (State or other                                       (I.R.S. Employer
      jurisdiction of                                      Identificaton No.)
     incorporation or
       organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 6, 2001.

Class A Common Stock, $.01 Par Value                         6,440,000
------------------------------------                     ----------------
Class B Common Stock, $.01 Par Value                        26,488,710
------------------------------------                     ----------------
                Class                                    Number of Shares

                         WATSON WYATT & COMPANY HOLDINGS
                               Index To Form 10-Q

                 For the Three Months Ended December 31, 2000


                                                                      Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)........................F-1 - F-4
                 Consolidated Statements of Operations--Three
                   months and six months ended December 31,
                   2000 and 1999......................................F-1
                 Consolidated Balance Sheets--June 30, 2000
                   and December 31, 2000 .............................F-2
                 Consolidated Statements of Cash Flows--Six
                   months ended December 31, 2000 and 1999............F-3
                 Consolidated Statements of Changes in Permanent
                   Stockholders'  Equity and Redeemable Common Stock..F-4
                 Notes to the Consolidated Financial Statements.......5
Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................10
Item 3.       Quantitative and Qualitative Disclosures
                 About Market Risk ...................................18



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.......................................18
Item 2.       Changes in Securities and Use of Proceeds...............19
Item 3.       Defaults Upon Senior Securities.........................20
Item 4.       Submission of Matters to a Vote of Security Holders.....21
Item 5.       Other Information.......................................21
Item 6.       Exhibits and Reports on Form 8-K........................22
Signatures    ........................................................23

                                          WATSON WYATT & COMPANY HOLDINGS
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended December 31,           Six Months Ended December 31,
                                                       --------------------------------           -----------------------------
                                                           2000                1999                   2000             1999
                                                       ------------        ------------           ------------     ------------
                                                                  (Unaudited)                              (Unaudited)

Revenue                                                $    168,781        $    152,411           $    339,474     $    298,734
                                                       ------------        ------------           ------------     ------------

Costs of providing services:
     Salaries and employee benefits                          91,661              80,950                181,424          160,753
     Stock incentive bonus plan                                   -               9,000                      -           15,000
     Professional and subcontracted services                 15,576              15,131                 26,755           24,927
     Occupancy, communications and other                     26,850              24,707                 53,494           46,723
     General and administrative expenses                     17,920              14,724                 33,051           27,902
     Depreciation and amortization                            6,119               4,610                 12,036            9,519
                                                       ------------        ------------           ------------     ------------
                                                            158,126             149,122                306,760          284,822
                                                       ------------        ------------           ------------     ------------

Income from operations                                       10,655               3,289                 32,714           13,912

Other:
     Interest income                                            847                 216                  1,424            1,252
     Interest expense                                          (742)               (698)                (1,015)          (1,088)

Income from affiliates                                        1,162               1,155                  2,178            2,143
                                                       ------------        ------------           ------------     ------------


Income before income taxes and minority interest             11,922               3,962                 35,301           16,219


Provision for income taxes                                    5,113               1,916                 15,144            7,835
                                                       ------------        ------------           ------------     ------------

Income before minority interest                               6,809               2,046                 20,157            8,384


Minority interest in net (income) loss of consolidated
     subsidiaries                                               (72)                158                    (85)             176
                                                       ------------        ------------           ------------     ------------

Net income                                             $      6,737        $      2,204           $     20,072     $      8,560
                                                       ============        ============           ============     ============



Basic earnings per share, net income                   $       0.21        $       0.07           $       0.64     $       0.28
                                                       ============        ============           ============     ============
Diluted earnings per share, net income                 $       0.20        $       0.07           $       0.64     $       0.28
                                                       ============        ============           ============     ============
Weighted average shares of Common Stock, basic               32,755              29,834                 31,190           30,280
                                                       ============        ============           ============     ============
Weighted average shares of Common Stock, diluted             33,146              29,834                 31 386           30,280
                                                       ============        ============           ============     ============



                                               See accompanying notes
                                                         F-1


                                            WATSON WYATT & COMPANY HOLDINGS
                                              CONSOLIDATED BALANCE SHEETS
                                              (THOUSANDS OF U.S. DOLLARS)

                                                                                  December 31,         June 30,
                                                                                      2000               2000
                                                                                  -------------     -------------
                                                                                   (Unaudited)



                                                         ASSETS

Cash and cash equivalents                                                         $      61,829     $     41,410
Receivables from clients:
     Billed, net of allowances of $7,888 and $2,832                                      96,896           76,729
     Unbilled, net of allowances of $3,038 and $676                                      59,991           66,009
                                                                                  -------------     ------------
                                                                                        156,887          142,738
Other current assets                                                                     12,315           11,705
                                                                                  -------------     ------------
Total current assets                                                                    231,031          195,853

Investment in affiliates                                                                 16,700           16,615
Fixed assets, net of accumulated depreciation of $89,774 and $83,211                     43,535           45,237
Deferred income taxes                                                                    53,355           53,355
Intangible assets, net of accumulated amortization of $16,357 and $15,288                13,503            8,721
Other assets                                                                             10,425           10,179
                                                                                  -------------     ------------

Total Assets                                                                      $     368,549     $    329,960
                                                                                  =============     ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $     147,250     $    167,803
Line of credit and book overdrafts                                                           24               30
Income taxes payable                                                                     17,394           11,843
                                                                                  -------------     ------------
Total current liabilities                                                               164,668          179,676

Accrued retirement benefits                                                              80,573           79,462
Deferred rent and accrued lease losses                                                    4,215            5,456
Other noncurrent liabilities                                                             23,116           23,657
Minority interest in subsidiaries                                                           585              498

Redeemable Common Stock - $1 par value:
     50,000,000 shares authorized;
     14,845,145 issued and outstanding;
     at redemption value                                                                115,480
Permanent stockholders' equity:
Adjustment for redemption value less
     than amounts paid in by shareholders                                                                 (6,097)

Preferred Stock - No par value:
     1,000,000 shares authorized;
     None issued and outstanding                                                              -
Class A Common Stock - $.01 par value:
     69,000,000 shares authorized;
     6,440,000 issued and outstanding                                                        64
Class B-1 Common Stock - $.01 par value:
     15,000,000 shares authorized;
     13,244,355 issued and outstanding                                                      132
Class B-2 Common Stock - $.01 par value:
     15,000,000 shares authorized;
     13,244,355 issued and outstanding                                                      132
Additional paid-in capital                                                              145,007
Retained deficit                                                                        (44,257)          (64,223)
Cumulative translation adjustment (accumulated other comprehensive loss)                 (5,686)           (3,949)
Commitments and contingencies
                                                                                  -------------     -------------

Total Liabilities and Stockholders' Equity                                        $     368,549     $     329,960
                                                                                  =============     =============




                                                 See accompanying notes
                                                          F-2

                                                WATSON WYATT & COMPANY HOLDINGS
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (THOUSANDS OF U.S. DOLLARS)


                                                                                            Six Months Ended December 31,
                                                                                           --------------------------------
                                                                                               2000               1999
                                                                                           -------------      -------------
                                                                                                     (Unaudited)


Cash flows from (used for) operating activities:
     Net income                                                                            $      20,072      $       8,560
     Adjustments to reconcile net income to net cash
       provided by operating activities:

         Provision for doubtful receivables from clients                                           9,514              7,779
         Depreciation                                                                             10,827              8,651
         Non cash compensation charge                                                                751                  -
         Amortization of intangible assets                                                         1,209                866
         Income from affiliates                                                                   (2,178)             2,143)
         Minority interest in net income (loss) of consolidated subsidiaries                          85               (176)
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                            (23,664)           (19,458)
             Other current assets                                                                   (610)             1,100
             Other assets                                                                          1,655                634
         (Decrease) increase in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                            (20,156)            (8,550)
             Income taxes payable                                                                  5,551             (8,511)
             Accrued retirement benefits                                                           1,111             (2,907)
             Deferred rent and accrued lease losses                                               (1,241)            (1,642)
             Other noncurrent liabilities                                                           (402)               279
          Other, net                                                                                 512               (584)
          Discontinued operations, net                                                              (146)              (637)
                                                                                           -------------      -------------
          Net cash from (used for) operating activities                                            2,890            (16,739)
                                                                                           -------------      -------------
Cash flows used in investing activities:
     Purchases of fixed assets                                                                   (11,716)            (3,636)
     Proceeds from sales of fixed assets and investments                                             445                  -
     Acquisitions and contingent consideration payments                                           (6,851)            (2,800)
     Distributions from affiliates                                                                 1,826                594
                                                                                           -------------      -------------
Net cash used in investing activities                                                            (16,296)            (5,842)
                                                                                           -------------      -------------

Cash flows from (used in) financing activities:
     Borrowings and book overdrafts                                                                   (6)             8,153
     Issuances of Common Stock in the initial public offering                                     35,225                  -
     Other issuances of Redeemable Common Stock                                                      134                  -
     Repurchases of Redeemable Common Stock                                                         (252)            (8,656)
                                                                                           -------------      -------------
          Net cash from (used in) financing activities                                            35,101               (503)
                                                                                           -------------      -------------
Effect of exchange rates on cash                                                                  (1,276)               787
                                                                                           -------------      -------------

Increase (decrease) in cash and cash equivalents                                                  20,419            (22,297)

Cash and cash equivalents at beginning of period                                                  41,410             35,985
                                                                                           -------------      -------------

Cash and cash equivalents at end of period                                                 $      61,829      $      13,688
                                                                                           =============      =============





                                                   See accompanying notes
                                                             F-3



                                              WATSON WYATT & COMPANY HOLDINGS
              CONSOLIDATED STATEMENTS OF CHANGE IN PERMANENT STOCKHOLDERS' EQUITY AND REDEEMABLE COMMON STOCK
                                                (THOUSANDS OF U.S. DOLLARS)
                                                        (Unaudited)


                                                          Adjustment for
                                                          Redemption Value
                                                          Greater Than
                                              Cumulative  Amounts       Par Value    Par Value     Par Value    Additional
                     Redeemable   Retained    Translation Paid in by    Class A      Class B-1     Class B-2    Paid in
                     Common Stock Deficit     Loss        Stockholders  Common Stock Common Stock  Common Stock Capital       Total
                     ------------ ----------- ----------  ------------  ------------ ------------  ------------ -------   ---------

Balance at June 30,
 2000                $    115,480 $   (64,223)$   (3,949) $     (6,097)                                                   $(74,269)

Comprehensive Income
 for the quarter ended
 September 30, 2000:
Net income                             13,335                                                                                13,335
Foreign currency
 translation
 adjustment                                       (1,224)                                                                    (1,224)
                                                                                                                           --------
Total Comprehensive
 Income for the quarter
 ended September 30, 2000                                                                                                    12,111
Effect of repurchases of
 17,839 shares of
 Redeemable Common Stock     (146)       (106)                     106                                                            -
Effect of issuance of
 20,000 shares of
 Redeemable Common Stock      134                                                                                                 -
Adjustment of redemption
 value for change in
 Formula Book Value per
 share                                                            (118)                                                        (118)
                      ----------- ----------- ----------  ------------ ------------- ------------   ----------- -------   ---------

Balance prior to the
 reorganization           115,468     (50,994)    (5,173)       (6,109)$           - $          -   $         - $     -     (62,276)


Elimination of
 redeemable feature of
 Common Stock and 2-for-1
 share exchange (see
 Note 2)                 (115,468)                               6,109                        148           148 109,063     115,468
Reclassification for
 sale of 3,118,500 shares
 by existing stockholders                                                         32          (16)          (16)                  -
Proceeds from sales of
 3,321,500 shares by
 the Company, net of
 offering costs                                                                   32                             35,193      35,225
Non cash compensation
 charge related to the
 sale of 44,796 shares
 of Redeemable Common
 Stock prior to the initial
 public offering                                                                                                    751         751

Comprehensive Income for the
 quarter ended December 31,
 2000:
Net income                              6,737                                                                                 6,737
Foreign currency translation
 adjustment                                         (513)                                                                      (513)
                                                                                                                           --------
Comprehensive Income for the
 quarter ended December 31,
 2000:                                                                                                                        6,224

                      -----------  ---------- ----------  ------------  ------------ ------------  ------------ --------  ---------
Balance at December
 31, 2000             $         -  $  (44,257)$   (5,686) $          -  $         64 $        132  $        132 $145,007  $  95,392
                      ===========  ========== ==========  ============  ============ ============  ============ ========  =========

                                                  See accompanying notes
                                                           F-4

                            WATSON WYATT & COMPANY HOLDINGS
                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

 1. The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries, (collectively referred to as "we," "Watson Wyatt" or the "Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by Generally Accepted Accounting Principles. In the opinion of management, these statements reflect all adjustments which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000, and the Company's prospectus dated October 11, 2000, both of which are filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov.

     The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2001. The results reflect anticipated tax rates and bonuses ultimately accrued at the discretion of the Company's Board of Directors. Certain prior year amounts have been reclassified to conform to the current year's presentation.

 2. In October 2000, we completed an initial public offering ("IPO") of our class A common stock. In conjunction with this offering, on October 16, 2000 we completed changes in our corporate structure involving the merger of Watson Wyatt & Company with WW Merger Subsidiary, Inc., a wholly - owned subsidiary of Watson Wyatt & Company Holdings. As a result, Watson Wyatt & Company is now a wholly-owned subsidiary of Watson Wyatt & Company Holdings.

     At the time of the reorganization, each share of Watson Wyatt & Company's Redeemable Common Stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of Watson Wyatt & Company Holdings. The class B common stock is divided into two classes to accommodate different transfer restriction periods. The class B-1 shares are subject to a transfer restriction period of 12 months following the public offering date, while the class B-2 shares are subject to a transfer restriction period of 24 months following the public offering date, unless waived by the Board of Directors. The Board of Directors waived the transfer restrictions on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares sold by selling stockholders in the initial public offering described below. Following the expiration or waiver of the respective transfer restriction periods, the remaining class B-1 and class B-2 shares will automatically convert into class A common stock.

     In  conjunction  with  our  initial  public  offering,   we  entered  into
     agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors affecting approximately 36% of our remaining class B common stock. The agreements restrict transfers of all shares held by such persons immediately following the offering, and the restrictions terminate as to 25% of such shares on each of the first, second, third and fourth anniversaries of the consummation of the public offering.

     The two-for-one share conversion, the elimination of the redeemable feature of Watson Wyatt & Company's Redeemable Common Stock and the reclassification of stock to permanent stockholders' equity has been reflected in the Consolidated Balance Sheet as of December 31, 2000, and also has been reflected in all earnings per share data on the Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999, as if the conversion were effective at the beginning of each period.

     A total of 5,600,000 shares of class A common stock was offered and sold in our initial public offering at an offering price of $12.50 per share. Of the shares included in this transaction, Watson Wyatt & Company Holdings offered 2,800,000 newly-issued shares and the selling stockholders offered the remaining 2,800,000 shares. On November 8, 2000, our underwriters exercised their over-allotment option. As a result, the underwriters purchased 840,000 shares of class A common stock from us and from the selling stockholders at the initial public offering price of $12.50 per share less the underwriting discount. Of the shares included in this transaction, Watson Wyatt & Company Holdings sold 521,500 newly-issued shares and the selling stockholders sold 318,500 shares.

     Net proceeds to the Company from these transactions were $35.2 million, net of underwriting discounts, commissions and other offering, merger and restructuring costs. We did not receive any proceeds from the sale of shares by the selling stockholders. We also paid $2.7 million to selling stockholders as reimbursement for commission payments resulting from the sale of their shares. This amount was recorded in the salaries and employee benefits line for the three and six month-periods ended December 31, 2000.

3. In the third quarter of fiscal year 1998, we discontinued our benefits administration outsourcing business, including our investment in our affiliate, Wellspring Resources, LLC ("Wellspring"). We believe we have adequate provisions for any remaining costs associated with our obligations related to the benefits administration outsourcing business. All Wellspring related activity is reflected on the Statements of Cash Flows as discontinued operations.

4. We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During the second quarter of fiscal year 2001, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. In order to better position the Company to deliver the integrated, global solutions that have the largest impact on our growth, management consolidated our three U.S. regions into a single region. As a result of this consolidation, and because we also use a practice-based matrix form of organization for our North American regions, we have changed our reportable segments to reflect our practice-based structure. After the change, we have five reportable segments:

         (1)   Benefits Group
         (2)   HR Technologies Group
         (3)   Human Capital Group
         (4)   International
         (5)   Other (including Data Services and Communications)

     The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior and current year data has been restated to be consistent with current classifications for comparative purposes.

     The table below presents specified information about reported segments as of and for the three months ended December 31, 2000 (in thousands):

                    Benefits      HR Technologies    Human Capital
                       Group                Group            Group    International       Other        Total
                    --------      ---------------    -------------    -------------    --------    ---------

Revenue (net of
  reimbursable
  expenses)         $ 86,004             $ 24,589         $ 14,519         $ 17,537    $ 17,646    $ 160,295
Net operating
  income              16,865                7,158            2,444            1,502       1,904       29,873
Receivables           90,368               19,394           15,713           19,322      14,376      159,173

     The table below presents specified information about reported segments as of and for the three months ended December 31, 1999 (in thousands):

                    Benefits      HR Technologies    Human Capital
                       Group                Group            Group    International       Other        Total
                    --------      ---------------    -------------    -------------    --------    ---------
Revenue (net of
  reimbursable
  expenses)         $ 79,275             $ 20,745         $ 12,885         $ 15,049    $ 15,787    $ 143,741
Net operating
  income              14,167                5,615            1,990            1,146         583       23,501
Receivables           83,470               21,295           13,555           17,350      12,903      148,573

     The table below presents specified information about reported segments as of and for the six months ended December 31, 2000 (in thousands):

                    Benefits      HR Technologies    Human Capital
                       Group                Group            Group    International       Other        Total
                    --------      ---------------    -------------    -------------    --------    ---------
Revenue (net of
  reimbursable
  expenses)         $172,921             $ 49,441         $ 28,486         $ 35,914    $ 37,183    $ 323,945
Net operating
  income              38,748               15,834            5,179            5,052       5,964       70,777
Receivables           90,368               19,394           15,713           19,322      14,376      159,173

     The table below presents specified information about reported segments as of and for the six months ended December 31, 1999 (in thousands):

                    Benefits      HR Technologies    Human Capital
                       Group                Group            Group    International       Other        Total
                    --------      ---------------    -------------    -------------    --------    ---------
Revenue (net of
  reimbursable
  expenses)         $158,649             $ 40,492         $ 23,601         $ 30,126    $ 30,863    $ 283,731
Net operating
  income              31,999               10,572            2,514            2,446       3,303       50,834
Receivables           83,470               21,295           13,555           17,350      12,903      148,573

                                                               -7-

     Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

     A   reconciliation   of  the  information   reported  by  segment  to  the
     consolidated amounts follow for the three and six-month periods ended December 31, 2000 and 1999 (in thousands):

                                   Three Months Ended December 31,         Six Months Ended December 31,
                                   -------------------------------         ------------------------------
                                          2000             1999                  2000                1999
                                    ----------       ----------            ----------          ----------
Revenue:
--------
Total segment revenue               $  160,295       $  143,741            $  323,945          $  283,731
Reimbursable expenses not
   included in total segment revenue     9,656            9,154                16,673              15,381
Other, net                              (1,170)            (484)               (1,144)               (378)
                                    ----------       ----------            ----------          ----------
Consolidated revenue                $  168,781       $  152,411            $  339,474          $  298,734
                                    ==========       ==========            ==========          ==========


Net Operating Income:
---------------------
Total segment net operating income  $   29,873       $   23,501            $   70,777          $   50,834
Income from affiliates                   1,162            1,155                 2,178               2,143

Differences in allocation methods
   for depreciation, G&A and
   pension costs                        (3,562)             726                (3,694)              2,515
Gain on sale of business units             296                -                   696                   -
Discretionary compensation
   (including stock incentive bonus
   plan during the three and six
   months ended December 31, 1999
   only)                               (14,000)         (20,550)              (33,100)            (41,750)
IPO-related compensation charge         (3,480)               -                (3,480)                  -
Other, net                               1,633             (870)                1,924               2,477
                                   -----------       ----------            ----------          ----------
Consolidated pretax income from
   continuing operations           $    11,922       $    3,962            $   35,301          $   16,219
                                   ===========       ==========            ==========          ==========

Receivables:
------------
Total segment receivables - billed
   and unbilled                    $   159,173       $  148,573            $  159,173          $  148,573
Net valuation differences               (2,286)          (1,028)               (2,286)             (1,028)
                                   -----------       ----------            ----------          ----------
Total billed and unbilled
   receivables                         156,887          147,545               156,887             147,545
Assets not reported by segment         211,662          153,479               211,662             153,479
                                   -----------       ----------            ----------          ----------

Consolidated assets                $   368,549       $  301,024            $  368,549          $  301,024
                                   ===========       ==========            ==========          ==========


5. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarizes certain of the staff's views on revenue recognition. Our revenue recognition policies have been and continue to be in accordance with SAB 101.

6. In June 1998, the Financial Accounting Standards Board issued Statement ("FAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. Effective July 1, 2000, we adopted FAS 133, and it has no impact on fair values or earnings. We do not use derivative instruments as a hedging strategy or for any other purpose.

7. Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:


                                       Three Months Ended December 31,       Six Months Ended December 31,
                                       -------------------------------       -----------------------------
                                             2000              1999                2000              1999
                                        ---------         ---------          ----------         ---------

Net income                              $   6,737         $   2,204          $   20,072         $   8,560
                                        ---------         ---------          ----------         ---------

Weighted average outstanding
   shares of common stock                  32,755            29,834              31,190            30,280
Dilutive effect of employee stock
   options                                    391                 -                 196                 -
                                        ---------         ---------          ----------         ---------
Common stock and stock
   equivalents                             33,146            29,834              31,386            30,280
                                        =========         =========          ==========         =========

Earnings per share:
Basic                                   $   0.21          $    0.07          $     0.64         $    0.28
                                        ========          =========          ==========         =========
Diluted                                 $   0.20          $    0.07          $     0.64         $    0.28
                                        ========          =========          ==========         =========


     Earnings per share data for the three and six-month periods ended December 31, 2000 and 1999 have been restated to reflect the corporate reorganization and two-for-one share conversion as if the corporate reorganization and two-for-one share conversion were effective at the beginning of each period. See Note 2 of the Consolidated Financial Statements for further information regarding the initial public offering.

 8. We are a defendant in certain lawsuits arising in the normal course of business, some of which are in their earliest stages. Management believes that these matters will not have a material adverse impact on our financial statements, but claims which are possible in our business could be material to the financial results for a particular period.

     We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

Watson Wyatt is a global provider of human capital consulting services. We operate from 59 offices in 18 countries throughout North America, Asia-Pacific and Latin America. We provide services in three principal practice areas:
benefits, human resources technologies and human capital consulting. Watson Wyatt & Company, which became a wholly-owned subsidiary of Watson Wyatt & Company Holdings as a result of our corporate reorganization, was incorporated in Delaware on February 17, 1958. Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Including our predecessors, we have been in business since 1946. In 1995, we entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

In October 2000, we moved our principal executive offices to 1717 H Street NW, Washington, DC 20006, from 6707 Democracy Boulevard, Suite 800, Bethesda, MD 20817. Our web site is www.watsonwyatt.com.

Global Operations

We employ approximately 4,100 associates as follows:

         Benefits Group                                                1,480
         HR Technologies Group                                           380
         Human Capital Group                                             255
         International                                                   860
         Other (Including Data Services and Communications)              835
         Corporate                                                       290
                                                                       -----
         Total                                                         4,100
                                                                       =====

Principal Services

Within the past four fiscal years, we have divested several non-core businesses
- including benefits administration outsourcing, defined contribution record-keeping and risk management consulting services - in order to focus on our core consulting areas. These core areas are as follows:

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

International:   Our  consultants,   working  internationally,   operate  on  a
geographic basis from 23 offices in 16 countries and provide consulting services in the practice areas mentioned herein.

Other: While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. Examples include:

     (1) Communications: Our Communications practice provides research on employee attitudes and communication effectiveness, conducts communications audits, facilitates research and focus groups, provides communications planning and implementation and assists employers in complying with disclosure requirements.
     (2) Data Services: Watson Wyatt Data Services produces custom and standard compensation and benefits surveys and human resource reference materials for use by global and local companies in 70 countries. Over 7,500 companies participate in our surveys and our products include over 100 compensation, benefits and employment practices references and survey reports.


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

The Watson Wyatt Worldwide global alliance maintains 84 offices in 30 countries and employs over 5,800 employees. Watson Wyatt & Company operates 59 offices in 18 countries in North America, Asia-Pacific and Latin America. Watson Wyatt Partners operates 11 offices in the United Kingdom, Ireland and Africa. The alliance operates 14 offices in 9 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by Watson Wyatt and 75% owned by Watson Wyatt Partners.

Financial Statement Overview

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the second quarter of fiscal year 2001 (December 31, 2000), reflecting the changes in our capital structure as a result of our reorganization and initial public offering, a Consolidated Balance Sheet as of the end of fiscal year 2000 (June 30, 2000), Consolidated Statements of Operations for the three and six-month periods ended December 31, 2000 and 1999, Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2000 and 1999 and a Consolidated Statement of Changes in Permanent Stockholders' Equity and Redeemable Common Stock for the six-month period ended December 31, 2000, reflecting the changes in our capital structure as a result of our reorganization and initial public offering.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis; management believes the approximate percentages are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations have comprised approximately 80% of consolidated revenue. No single client accounted for more than 5% of our consolidated revenue for any of the most recent three fiscal years.

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

Historically, we have paid incentive bonuses to associates under a fiscal year-end bonus program. Beginning in fiscal year 1999 and continuing through fiscal year 2000, in addition to annual fiscal year-end bonuses, we provided supplemental bonus compensation to our employee stockholders pursuant to our stock incentive bonus plan in an amount representing all income in excess of a targeted amount. The supplemental bonus compensation pursuant to our stock incentive bonus plan was accrued in fiscal year 1999 and fiscal year 2000. The payment of the amount accrued in fiscal year 2000 was made in January 2001. We terminated the stock incentive bonus plan in conjunction with our initial public offering.

Results of Operations. The table below sets forth Consolidated Statements of Operations data as a percentage of revenue for the periods indicated:

                                       Three Months Ended December 31,        Six Months Ended December 31,
                                          2000                1999               2000                1999
                                         -----               -----              -----               -----

Revenue                                  100.0%              100.0%             100.0%              100.0%
                                         -----               -----              -----               -----

Costs of providing services:
Salaries and employee
   benefits                               54.3                53.1               53.4                53.9
Stock incentive bonus plan                  --                 5.9                 --                 5.0
Professional and
   subcontracted services                  9.3                 9.9                7.9                 8.3
Occupancy, communications
   and other                              15.9                16.2               15.8                15.6
General and administrative
   expenses                               10.6                 9.7                9.7                 9.3
Depreciation and amortization              3.6                 3.0                3.6                 3.2
                                         -----               -----              -----               -----
                                          93.7                97.8               90.4                95.3
                                         -----               -----              -----               -----

Income from operations                     6.3                 2.2                9.6                 4.7

Other:
   Interest income                         0.5                 0.1                0.4                 0.4
   Interest expense                       (0.4)               (0.5)              (0.3)               (0.4)


Income from affiliates                     0.7                 0.8                0.7                 0.7
                                         -----               -----              -----               -----

Income before income taxes
   and minority interest                   7.1                 2.6               10.4                 5.4

Provision for income taxes                 3.1                 1.2                4.5                 2.5
                                         -----               -----              -----               -----

Income before minority interest            4.0                 1.4                5.9                 2.9


Minority interest in net
   (income) loss of
   consolidated subsidiaries                --                  --                 --                  --
                                         -----               -----              -----               -----

Net income                                 4.0%                1.4%               5.9%                2.9%
                                         =====               =====              =====               =====

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999 and Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Revenue. Revenue from continuing operations was $339.5 million for the first six months of fiscal year 2001, compared to $298.7 million for the first six months of fiscal year 2000, an increase of $40.8 million, or 14%. This revenue growth was comprised of a $14.3 million, or 9% increase in our Benefits Group, an $8.9 million, or 22% increase in our HR Technologies Group, a $4.9 million, or 21% increase in our Human Capital Group, a $5.8 million, or 19% increase in International and a $6.3 million, or 20% increase in Other practice areas in North America. The revenue increase for the North American practices was due primarily to the realization of net rate increases, accounting for approximately $24.8 million, increased chargeable hours, accounting for $6.1 million and improved management of the scope of projects, resulting in $3.6 million additional revenue. Revenue for the second quarter of fiscal year 2001 was $168.8 million, compared to $152.4 million for the second quarter of fiscal year 2000, an increase of $16.4 million, or 11%. The revenue increase was comprised of a $6.7 million, or 8% increase in our Benefits Group, a $3.9 million, or 19% increase in our HR Technologies Group, a $1.6 million, or 12% increase in our Human Capital Group, a $2.5 million, or 17% increase in International and a $1.8 million, or 11% increase in Other practice areas in North America. The revenue increase for the North American practices was due primarily to the realization of net rate increases, accounting for approximately $11.4 million and increased chargeable hours, accounting for $2.4 million higher revenue.

Salaries and Employee Benefits. Salaries and employee benefit expenses for the first six months of fiscal year 2001 were $181.4 million, compared to $160.8 million for the first six months of fiscal year 2000, an increase of $20.6 million, or 13%. Salaries and employee benefit expenses for the current period include the $3.5 million compensation charge the Company incurred resulting from agreements with our employee stockholders related to our initial public offering. The remaining increase was mainly due to a $16.4 million increase in compensation, which is partly the result of annual salary increases averaging 6% coupled with a 6% increase in headcount and a $0.6 million increase in expenses associated with employee savings plans. As a percentage of revenue, salaries and employee benefits decreased to 53.4% from 53.9%. The $3.5 million compensation charge mentioned above accounted for 1.0% of revenue for the six-month period ended December 31, 2000. Salaries and employee benefit expenses for the second quarter of fiscal year 2001 were $91.7 million, compared to $81.0 million for the second quarter of fiscal year 2000, an increase of $10.7 million, or 13%. Salaries and employee benefit expenses for the current quarter include the $3.5 million compensation charge mentioned above. The remaining increase was mainly due to a $7.1 million increase in compensation, which is partly the result of annual salary increases averaging 6% coupled with a 7% increase in headcount and a $0.3 million increase in expenses associated with employee savings plans. As a percentage of revenue, salaries and employee benefits increased to 54.3% from 53.1%. The $3.5 million compensation charge mentioned above accounted for 2.1% of revenue for the three-month period ended December 31, 2000.

Stock Incentive Bonus Plan. The stock incentive bonus plan was discontinued in conjunction with our initial public offering. Accordingly, there was no accrued bonus under this plan for the three or six months ended December 31, 2000.

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations were $26.8 million for the first six months of fiscal year 2001, compared to $24.9 million for the first six months of fiscal year 2000, an increase of $1.9 million, or 8%. Professional and subcontracted services used in consulting operations were $15.6 million for the second quarter of fiscal year 2001, compared to $15.1 million for the second quarter of fiscal year 2000, an increase of $0.5 million, or 3%. The variance in both periods is primarily due to an increase in our consulting offices use of resources from our national practice groups. As a percentage of revenue, professional and subcontracted services decreased to 7.9% from 8.3% for the year and to 9.3% from 9.9% for the quarter, as we leveraged these expenses over a larger revenue base.

Occupancy, Communications and Other. Occupancy, communications and other expenses were $53.5 million for the first six months of fiscal year 2001, compared to $46.7 million for the first six months of fiscal year 2000, an increase of $6.8 million, or 15%. The increase was mainly due to a $3.2 million increase in rent expense, attributable to an increase in the amount of space required to support our expanding operations and higher real estate tax and operating expenses, a $1.8 million increase in travel expenses incurred in the first quarter of fiscal year 2001 relative to our annual leadership conference held in Europe this year, a $1.0 million investment in a strategic relationship and a $0.7 million increase in general office expenses, which are evenly spread throughout our consulting offices. As a percentage of revenue, occupancy, communications and other expenses increased slightly to 15.8% from 15.6%. Occupancy, communications and other expenses were $26.9 million for the second quarter of fiscal year 2001, compared to $24.7 million for the second quarter of fiscal year 2000, an increase of $2.2 million, or 9%. The increase was mainly due to higher rent expense, attributable to an increase in the amount of space required to support our expanding operations and higher real estate tax and operating expenses. As a percentage of revenue, occupancy, communications and other expenses decreased to 15.9% from 16.2%.

General and Administrative Expenses. General and administrative expenses for the first six months of fiscal year 2001 were $33.1 million, compared to $27.9 million for the first six months of fiscal year 2000, an increase of $5.2 million, or 19%. The increase was mainly due to higher compensation of $2.4 million and higher professional services of $1.4 million, both of which are due to the planning and implementation of corporate initiatives involving our knowledge sharing and systems infrastructure. The remainder of the increase can be attributed to higher travel and hotel costs of $0.6 million, which is mainly due to higher costs related to our annual client conference, increased rent of $0.4 million and increased insurance of $0.4 million. As a percentage of revenue, general and administrative expenses increased to 9.7% from 9.3%. General and administrative expenses for the second quarter of fiscal year 2001 were $17.9 million, compared to $14.7 million for the second quarter of fiscal year 2000, an increase of $3.2 million, or 22%. The increase was mainly due to higher compensation of $0.9 million and professional services of $0.9 million, both of which are due to the planning and implementation of corporate initiatives involving our knowledge sharing and systems infrastructure. The remainder of the increase can be attributed to higher travel and hotel costs of $0.6 million, which is mainly due to higher costs related to our annual client conference, increased rent of $0.2 million and increased insurance of $0.2 million. As a percentage of revenue, general and administrative expenses increased to 10.6% from 9.7%.

Depreciation and Amortization. Depreciation and amortization expense for the first six months of fiscal year 2001 was $12.0 million, compared to $9.5 million for the first six months of fiscal year 2000, an increase of $2.5 million, or 26%. Depreciation and amortization expense for the second quarter of fiscal year 2001 was $6.1 million, compared to $4.6 million for the second quarter of fiscal year 2000, an increase of $1.5 million, or 33%. The variance in both periods is primarily due to increased additions to our capital base and an increase in amortization of intangibles, which is mainly due to recent acquisitions. As a percentage of revenue, depreciation and amortization expenses increased to 3.6% from 3.2% for the year and to 3.6% from 3.0% for the second quarter.

Interest Income. Interest income for the first six months of fiscal year 2001 was $1.4 million, compared to $1.3 million for the first six months of fiscal year 2000, an increase of $0.1 million, or 8%. The increase was attributable to interest earned on a higher investment balance during the first six months of fiscal year 2001, partially offset by the receipt of interest of $0.5 million related to a federal tax refund received during the first quarter of fiscal year 2000. Interest income for the second quarter of fiscal year 2001 was $0.8 million, compared to $0.2 million for the second quarter of fiscal year 2000, an increase of $0.6 million, or 300%. The increase is due to interest earned on a higher investment balance during the quarter. The higher investment balance can be attributed to proceeds received from the initial public offering.

Interest Expense. Interest expense for the first six months of fiscal year 2001 was $1.0 million, compared to $1.1 million for the first six months of fiscal year 2000, a decrease of $0.1 million, or 9%. The decrease is mainly due to lower borrowings against our line of credit, partially offset by fees associated with the amendment to our Line of Credit Agreement due to our initial public offering. Interest expense for the second quarter of fiscal year 2001 was $0.7 million, unchanged from the prior year.

Income from Affiliates. Income from affiliates for the first six months of fiscal year 2001 was $2.2 million, compared to $2.1 million for the first six months of fiscal year 2000, an increase of $0.1 million, or 5%. Income from affiliates for the second quarter of fiscal year 2001 was $1.2 million, unchanged from the prior year.

Provision for Income Taxes. Income taxes for the first six months of fiscal year 2001 were $15.1 million, compared to $7.8 million for the first six months of fiscal year 2000. Our effective tax rate was 42.9% for the second quarter of fiscal year 2001, compared to 48.3% for the second quarter of fiscal year 2000. The change was due to a decrease in operating losses of certain foreign affiliates, a decrease in non-deductible expenses and higher pre-tax earnings. Our effective tax rate was also affected by differing foreign tax rates in various jurisdictions. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income. Net income for the first six months of fiscal year 2001 was $20.1 million, compared to $8.6 million for the first six months of fiscal year 2000, an increase of $11.5 million, or 134%. As a percentage of revenue, net income increased to 5.9% from 2.9%. Net income for the second quarter of fiscal year 2001 was $6.7 million, compared to $2.2 million for the second quarter of fiscal year 2000, an increase of $4.5 million, or 205%. As a percentage of revenue, net income increased to 4.0% from 1.4% for the quarter. The increase in both periods is mainly due to our revenue growth and the absence of the stock incentive bonus plan accrual in fiscal year 2001. Net income for the three and six-month periods ended December 31, 2000 also include the $3.5 million charge the Company incurred resulting from agreements with our employee stockholders related to our initial public offering.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2000 totaled $61.8 million, compared to $41.4 million at June 30, 2000. The $20.4 million increase in cash from June 30, 2000 to December 31, 2000 was mainly attributable to $66.5 million in cash generated from our ongoing operations, before bonuses, taxes and stockholder reimbursements, and $35.2 million of net proceeds from the initial public offering, partially offset by fiscal year end bonus payments of $51.3 million, $18.6 million spent for acquisitions and fixed assets, $8.2 million of corporate tax payments and the $2.7 million that we paid to selling stockholders as reimbursement for commission payments resulting from the sale of their shares.

Cash From (Used for) Operating Activities. Cash from operating activities for the first six months of fiscal year 2001 was $2.9 million, compared to cash used for operating activities of $16.7 million for the first six months of fiscal year 2000. The variance is primarily due to $9.0 million in lower corporate tax payments, $5.1 million in higher tax accruals and net accrued retirement benefits of $4.0 million.

The allowance for doubtful accounts increased $5.1 million and the allowance for work in process increased $2.4 million from June 30, 2000 to December 31, 2000. The number of days of accounts receivable and work in process outstanding was 89 at December 31, 2000 and 94 at December 31, 1999. Typically, our receivables, work in process and related allowances are substantially reduced at year end from an increased emphasis on billings and collections. The receivable and work in process balances and the related allowances usually decrease in the last three months of the fiscal year.

Cash Used in Investing Activities. Cash used in investing activities for the first six months of fiscal year 2001 was $16.3 million, compared to $5.8 million for the first six months of fiscal year 2000. The increase in cash usage can be attributed to higher fixed asset purchases of $8.1 million and higher acquisition costs of $4.1 million compared to the prior period. The higher acquisition costs are mainly due to higher contingent consideration payments associated with recent acquisitions and a strategic investment made in conjunction with our business initiative targeted towards emerging growth companies, partially offset by higher distributions from affiliates of $1.2 million.

Cash From (Used for) Financing Activities. Cash from financing activities was $35.1 million for the first six months of fiscal year 2001, compared to $0.5 million used for financing activities for the first six months of fiscal year 2000. This change reflects the sale of stock in our initial public offering.

We have a $109.3 million senior secured credit facility, of which $95 million is revolving for working capital needs, and the remainder of which is available for stockholder loans. Of the $95.0 million of the credit line that is allocated for operating needs, $3.0 million is unavailable as a result of support required for letters of credit issued under the credit line. The credit facility was amended on October 6, 2000 to reflect changes due to the initial public offering. There were no borrowings outstanding at December 31, 2000 or June 30, 2000.

Anticipated commitments of funds for capital expenditures are estimated at $26.8 million for the remainder of fiscal year 2001, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and knowledge management systems, and acquisition - related payments. Capital expenditures will be required in conjunction with office lease renewals and relocations required to support our growth strategy. Additionally, our consultants require access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. We expect cash from operations in conjunction with the net proceeds from our initial public offering and our existing credit facility to adequately provide for these cash needs.

Our foreign operations do not materially impact liquidity or capital resources. At December 31, 2000, $17.5 million of the total cash balance of $61.8 million was held outside of North America, which we have the ability to readily utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at December 31, 2000 total $44.1 million, not including sublease income, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss on disposal of the benefits administration outsourcing business.

Disclaimer Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 2 on pages 5 and 6; Note 3 on page 6; Note 8 on page 9; Financial Statement Overview on page 12; the seventh paragraph under Liquidity and Capital Resources on page 17; the first paragraph of Part II, Item 1 "Legal Proceedings" on page 18 and 19; and Part II, Item 2 "Changes in Securities and Use of Proceeds" on pages 19 and 20. In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated October 11, 2000, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this release, whether as a result of new information, future events, changed expectations or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to employment matters or the rendering of professional services. The five matters reported on below involve the most significant pending or potential claims against us. We are incorporating, by reference, the descriptions of the legal proceedings that appear under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2000. Management believes, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but claims which are possible in our business could be material to the financial results for a particular period.

Regina, Saskatchewan Police. The trial in this case began on January 8, 2001, and is continuing.

City of Milwaukee, Wisconsin. In November 2000, the Circuit Court in Milwaukee County approved a settlement among other parties to the underlying dispute. No proceedings are pending against the Company.

Connecticut Carpenters Pension Fund. Plaintiff's punitive damages claim, which was previously dismissed, was reinstated; punitive damages in Connecticut are limited to litigation costs (including attorney's fees). A jury trial began on January 30, 2001.

Societe Internationale de Telecommunications Aeronautique S.C. (SITA). Suit was filed on November 15, 2000, in the High Court of Justice Chancery Division against Watson Wyatt Partners and The Wyatt Company (UK) Limited, one of our subsidiaries. SITA's specific damage claim is indeterminate, but could be in the $90 million range. With our respective insurers, we and Watson Wyatt Partners have entered into a joint defense agreement. The case is in its earliest stages; we will be filing our statement of defense on or about February 7, 2001.

Pacific Group Medical Association. In connection with the insolvency and liquidation of the Pacific Group Medical Association (PGMA), a provider of health care insurance benefits and a former group and health care practice client, the Insurance Commissioner of the State of Hawaii has brought claims against the former officers, directors, accountants, attorneys and other service providers of PGMA. Late in 2000, a lawsuit by the Insurance Commissioner against Watson Wyatt and others was consolidated with an earlier lawsuit brought by the Insurance Commissioner against the PGMA officers and directors. The Insurance Commissioner has alleged that PGMA's liabilities exceeded its assets by approximately $15 million when it was shut down in 1997 and is seeking to recover damages from all of the defendants. Discovery is proceeding and a trial is scheduled for February 2002.

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance.

Item 2.  Changes in Securities and Use of Proceeds

On October 10, 2000, our Registration Statement on Form S-3 (File No. 333-94973), registering for sale up to 6,440,000 shares of class A common stock at $12.50 per share to be issued in connection with our initial public offering, was declared effective. On October 16, 2000, we completed changes in our corporate structure in conjunction with the initial public offering. The changes in corporate structure involved the merger of Watson Wyatt & Company with WW Merger Subsidiary, Inc., a wholly owned subsidiary of Watson Wyatt & Company Holdings. Watson Wyatt & Company is now a wholly owned subsidiary of Watson Wyatt & Company Holdings.

At the time of the reorganization, each share of Watson Wyatt & Company's Redeemable Common Stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of Watson Wyatt & Company Holdings. The class B common stock is divided into two classes to accommodate different transfer restriction periods. The class B-1 shares are subject to a transfer restriction period of 12 months following the public offering date, while the class B-2 shares are subject to a transfer restriction period of 24 months following the public offering date, unless waived by the Board of Directors. The Company waived the transfer restrictions on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares sold by selling stockholders in the initial public offering described below. Following the expiration or waiver of the respective transfer restriction periods, the remaining class B-1 and class B-2 shares will automatically convert into class A common stock.

In conjunction with our initial public offering, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors affecting approximately 36% of our remaining class B common stock. The agreements restrict transfers of all shares held by such persons immediately following the offering, and the restrictions terminate as to 25% of such shares on each of the first, second, third and fourth anniversaries of the consummation of the public offering.

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

As a result of these transactions and upon completion of the offering, we received gross proceeds of $41.5 million, and the selling stockholders received gross proceeds of $39.0 million. Net proceeds to the Company were $35.2 million, which is net of $6.3 million in underwriting discounts, commissions and other offering costs. Also, we paid $2.7 million to selling stockholders as reimbursement for commission payments resulting from the sale of their shares.

From the time of receipt through December 31, 2000, proceeds from the offering of $17.7 million were applied to the repayment of short-term debt and a $0.8 million installment payment was made for an acquisition related to our HR Technologies practice. The remainder of the net proceeds is invested in high-grade interest-bearing securities. The Company intends to use the remainder of the net proceeds for capital expenditures, working capital and other general corporate purposes. In addition, a portion of the proceeds could be used for future strategic acquisitions of complementary businesses.


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our first annual meeting of stockholders following our corporate reorganization and our initial public offering was held on December 18, 2000. At the annual meeting, the stockholders elected sixteen (16) nominees to the Board of Directors. Pursuant to the Company's Certificate of Incorporation, the directors are divided into three classes, Class I, Class II and Class III. The initial term of office of Class I directors will expire as of the annual stockholders' meeting in 2001 and every three years thereafter. The initial term of office of Class II directors will expire as of the annual stockholders' meeting in 2002 and every three years thereafter. The initial term of office of Class III directors will expire as of the annual stockholders' meeting in 2003 and every three years thereafter. As the initial terms of each of the classes of directors expire, directors of the Company will be elected to serve for a three-year period and until their respective successors have been duly elected and qualified.

Proxies representing 22,027,782 shares were received (total shares outstanding as of the Record Date were 32,928,710) and the results of the meeting were as follows:
      Nominees for Class I Directors                   For             Withheld
      ------------------------------             ----------           ---------
      Paula A. DeLisle                           21,725,646             302,136
      David B. Friend, M.D.                      19,790,013           2,237,769
      R. Michael McCullough                      21,712,583             315,199
      Gail E. McKee                              21,281,769             746,013
      Paul N. Thornton                           21,961,799              65,983

      Nominees for Class II Directors                   For            Withheld
      -------------------------------            ----------           ---------
      Thomas W. Barratt                          20,826,995           1,200,787
      John J. Gabarro                            21,454,309             573,473
      John J. Haley                              21,949,131              78,651
      Eric P. Lofgren                            21,182,199             845,583
      Kevin L. Meehan                            21,558,449             469,333
      Charles P. Wood, Jr.                       21,417,019             610,763

      Nominees for Class III Directors                  For            Withheld
      --------------------------------           ----------           ---------
      Elizabeth M. Caflisch                      21,246,593             781,189
      Barbara Hackman Franklin                   21,811,795             215,987
      David P. Marini                            20,659,635           1,368,147
      J. P. Orbeta                               21,515,403             512,379
      Gilbert T. Ray                             21,932,285              95,497


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits
     3.1      Amended and Restated Certificate of Incorporation of Watson Wyatt
              & Company Holdings1
     3.2      Amended and Restated Bylaws of  Watson Wyatt & Company  Holdings1
     4        Form of Certificate Representing Common Stock1
     10.1     Amended  Credit Agreement  Among Bank of America, N.A. and Others
              dated October 6, 20002
     10.2     Form of agreement among  Watson  Wyatt & Company,  Watson Wyatt &
              Company  Holdings and employee directors, executive  officers and significant  stockholders  restricting  the transfer  of  shares1
     22       Definitive Proxy Statement on Schedule 14A, filed on November 17,
              20003

b.       Reports on Form 8-K
         None.



--------
1 Incorporated by reference from Registrant's Form S-3, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000
2 Incorporated by reference from Registrant's Form 10-Q, filed on November 14, 2000
3 Incorporated by reference from Registrant's Form DEF 14A, filed on November 17, 2000

Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)




/S/ John J. Haley                                             February 6, 2001
-----------------                                             ----------------
Name:      John J. Haley                                      Date
Title:     President and Chief
           Executive Officer

/S/ Carl D. Mautz                                             February 6, 2001
-----------------                                             ----------------
Name:      Carl D. Mautz                                      Date
Title:     Vice President and Chief
           Financial Officer

/S/ Peter L. Childs                                           February 6, 2001
-------------------                                           ----------------
Name:      Peter L. Childs                                    Date
Title:     Controller