Form 10-Q
period 2001-03-31
WATSON WYATT & CO HOLDINGS
filed 2001-05-02
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

        For the quarterly period ended March 31, 2001

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

        For the transition period from _____ to _____

Commission File Number: 001-16159

WATSON WYATT & COMPANY HOLDINGS
(Exact name of registrant as specified in its charter)

Delaware	52-2211537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2001.
Class A Common Stock, $.01 par value	6,440,000
Class B Common Stock, $.01 par value	26,488,710
Class	Number of Shares

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three Months Ended March 31, 2001

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Revenue	$ 176,345	$ 157,502	$ 515,819	$ 456,236
Costs of providing services:
Salaries and employee benefits	93,493	85,871	274,917	246,624
Stock incentive bonus plan	-	8,200	-	23,200
Professional and subcontracted services	13,803	9,082	40,558	34,009
Occupancy, communications and other	27,706	26,561	81,200	73,284
General and administrative expenses	17,730	16,214	50,781	44,116
Depreciation and amortization	6,139	5,483	18,175	15,000

	158,871	151,411	465,631	436,233

Income from operations	17,474	6,091	50,188	20,003
Other:
Interest income	601	232	2,025	1,484
Interest expense	(316)	(431)	(1,331)	(1,519)
Income from affiliates	1,483	481	3,661	2,624

Income before income taxes and minority interest	19,242	6,373	54,543	22,592

Provision for income taxes	8,255	2,806	23,399	10,641

Income before minority interest	10,987	3,567	31,144	11,951

Minority interest in net (income) loss of
consolidated subsidiaries	(72)	(9)	(157)	167

Net income	$ 10,915	$ 3,558	$ 30,987	$ 12,118

Basic earnings per share, net income	$ 0.33	$ 0.12	$ 0.98	$ 0.40

Diluted earnings per share, net income	$ 0.33	$ 0.12	$ 0.97	$ 0.40

Weighted average shares of Common Stock, basic	32,929	29,702	31,770	30,102

Weighted average shares of Common Stock, diluted	33,310	29,702	32,028	30,102

See accompanying notes
F-1

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars)

	March 31, 2001	June 30, 2000

	(Unaudited)
Assets

Cash and cash equivalents	$ 46,327	$ 41,410
Receivables from clients:

Billed, net of allowances of $5,671 and $2,832	88,546	76,729
Unbilled, net of allowances of $2,495 and $676	68,048	66,009

	156,594	142,738

Other current assets	13,302	11,705

Total current assets	216,223	195,853

Investment in affiliates	16,700	16,615
Fixed assets, net of accumulated depreciation of $93,640 and $83,211	43,002	45,237
Deferred income taxes	53,355	53,355
Intangible assets, net of accumulated amortization of $17,010 and $15,288	13,032	8,721
Other assets	10,783	10,179

Total Assets	$ 353,095	$ 329,960

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities	$ 127,624	$ 167,803
Line of credit and book overdrafts	23	30
Income taxes payable	11,749	11,843

Total current liabilities	139,396	179,676

Accrued retirement benefits	78,761	79,462
Deferred rent and accrued lease losses	3,585	5,456
Other noncurrent liabilities	24,418	23,657

Minority interest in subsidiaries	603	498

Redeemable Common Stock - $1 par value:
50,000,000 shares authorized;
14,845,145 issued and outstanding;
at redemption value		115,480

Permanent stockholders' equity:
Adjustment for redemption value greater
than amounts paid in by stockhockers		(6,097)

Preferred Stock - No par value:
1,000,000 shares authorized;
None issued and outstanding	-
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
6,440,000 issued and outstanding	64
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
13,244,355 issued and outstanding	132
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
13,244,355 issued and outstanding	132
Additional paid-in capital	144,807

Retained deficit	(33,342)	(64,223)
Cumulative translation adjustment (accumulated other
comprehensive loss)	(5,461)	(3,949)

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$ 353,095	$ 329,960

See accompanying notes
F-2

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Nine Months Ended March 31,

	2000	2001

	(Unaudited)
Cash flows used for operating activities:
Net income	$ 30,987	$ 12,118
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful receivables from clients	9,630	9,190
Depreciation	16,281	13,595
Non cash compensation charge	751	-
Amortization of intangible assets	1,894	1,405
Income from affiliates	(3,661)	(2,624)
Minority interest in net income (loss) of consolidated subsidiaries	157	(167)
(Increase) decrease in assets (net of discontinued operations):
Receivables from clients	(23,486)	(22,379)
Other current assets	(1,597)	1,841
Other assets	1,974	1,017
(Decrease) increase in liabilities (net of discontinued operations):
Accounts payable and accrued liabilities	(39,745)	(8,012)
Income taxes payable	(94)	(7,498)
Accrued retirement benefits	(701)	(7,006)
Deferred rent and accrued lease losses	(1,871)	(2,733)
Other noncurrent liabilities	1,148	567
Other, net	721	(110)
Discontinued operations, net	(433)	(895)

Net cash used for operating activities	(8,045)	(11,691)

Cash flows used in investing activities:
Purchases of fixed assets	(17,763)	(10,217)
Proceeds from sales of fixed assets and investments	443	-
Acquisitions and contingent consideration payments	(7,040)	(2,900)
Distributions from affiliates	2,745	891

Net cash used in investing activities	(21,615)	(12,226)

Cash flows from financing activities:
Borrowings and book overdrafts	(7)	9,973
Issuances of Common Stock in the initial public offering	35,025	-
Other issuances of Redeemable Common Stock	134	166
Repurchases of Redeemable Common Stock	(250)	(9,079)

Net cash from financing activities	34,902	1,060

Effect of exchange rates on cash	(325)	196

Increase (decrease) in cash and cash equivalents	4,917	(22,661)

Cash and cash equivalents at beginning of period	41,410	35,985

Cash and cash equivalents at end of period	$ 46,327	$ 13,324

See accompanying notes
F-3

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Permanent Stockholders' Equity and Redeemable Common Stock
(Thousands of U.S. Dollars)
(Unaudited)

				Adjustment for
				Redemption Value
				Greater Than	Par Value	Par Value	Par Value
	Redeemable		Cumulative	Amounts	Class A	Class B-1	Class B-2	Additional
	Common	Retained	Translation	Paid in by	Common	Common	Common	Paid in
	Stock	Deficit	Loss	Stockholders	Stock	Stock	Stock	Capital	Total

Balance at June 30, 2000	$ 115,480	$ (64,223)	$ (3,949)	$ (6,097)					$ (74,269)
Comprehensive Income for the quarter
ended September 30, 2000:
Net income		13,335							13,335
Foreign currency translation adjustment			(1,224)						(1,224)

Total Comprehensive Income for the quarter
ended September 30, 2000									12,111
Effect of repurchases of 17,839 shares of
Redeemable Common Stock	(146)	(106)		106					-
Effect of issuance of 20,000 shares of
Redeemable Common Stock	134								-
Adjustment of redemption value for change
in Formula Book Value per share				(118)					(118)

Balance prior to corporate reorganization	115,468	(50,994)	(5,173)	(6,109)	$ -	$ -	$ -	$ -	(62,276)

Elimination of redeemable feature of Common
Stock and 2-for-1 share exchange (see Note 2)	(115,468)			6,109		148	148	109,063	115,468

Reclassification for sale of 3,118,500 shares
by existing stockholders					32	(16)	(16)		-
Proceeds from sale of 3,321,500 shares by
the Company, net of offering costs					32			34,993	35,025

Non cash compensation charge related to the
sale of 44,796 shares of Redeemable Common
Stock prior to the initial public offering								751	751

Comprehensive Income for the six months
ended March 31, 2001:
Net income		17,652							17,652
Foreign currency translation adjustment			(288)						(288)

Comprehensive Income for the six months
ended March 31, 2001:									17,364

Balance at March 31, 2001	$ -	$ (33,342)	$ (5,461)	$ -	$ 64	$ 132	$ 132	$ 144,807	$ 106,332

See accompanying notes
F-4

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Unaudited)

1.    The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries, (collectively referred to as "we," "Watson Wyatt" or the "Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by Generally Accepted Accounting Principles. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000, and the Company's prospectus dated October 11, 2000, both of which are filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2001. The results reflect bonuses ultimately accrued at the discretion of the Company's Board of Directors and anticipated tax rates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.    In October 2000, we completed an initial public offering ("IPO") of our class A common stock. In conjunction with this offering, on October 16, 2000 we completed changes in our corporate structure involving the merger of Watson Wyatt & Company with WW Merger Subsidiary, Inc., a wholly-owned subsidiary of Watson Wyatt & Company Holdings. As a result, Watson Wyatt & Company is now a wholly-owned subsidiary of Watson Wyatt & Company Holdings.

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

The two-for-one share conversion, the elimination of the redeemable feature of Watson Wyatt & Company's Redeemable Common Stock and the reclassification of stock to permanent stockholders' equity has been reflected in the Consolidated Balance Sheet as of March 31, 2001, and has also been reflected in all earnings per share data on the Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000, as if the conversion were effective at the beginning of each period.

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

Net proceeds to the Company from these transactions were $35.0 million, net of underwriting discounts, commissions and other offering, merger and restructuring costs. We did not receive any proceeds from the sale of shares by the selling stockholders. We also paid $2.7 million to selling stockholders as reimbursement for commission payments resulting from the sale of their shares. This amount was recorded in the salaries and employee benefits line for the nine months ended March 31, 2001.

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

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior year data has been restated to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the three months ended March 31, 2001 (in thousands):

	Benefits Group	HR Technologies Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$ 97,106	$ 23,768	$ 13,597	$ 16,880	$ 16,841	$168,192
Net operating income	27,266	5,694	549	1,769	(93)	35,185
Receivables	95,465	16,052	13,230	15,727	13,020	153,494

The table below presents specified information about reported segments as of and for the three months ended March 31, 2000 (in thousands):

	Benefits Group	HR Technologies Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$ 85,584	$ 18,919	$ 13,037	$ 17,156	$ 15,288	$149,984
Net operating income	21,829	3,706	1,386	2,950	1,057	30,928
Receivables	87,798	19,342	13,107	17,750	11,452	149,449

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2001 (in thousands):

	Benefits Group	HR Technologies Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$270,027	$ 73,209	$ 42,083	$ 52,794	$ 54,024	$492,137
Net operating income	66,014	21,528	5,728	6,821	5,871	105,962
Receivables	95,465	16,052	13,230	15,727	13,020	153,494

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2000 (in thousands):

	Benefits Group	HR Technologies Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses	$244,233	$ 59,411	$ 36,638	$ 47,087	$ 46,428	$433,797
Net operating income	53,828	14,278	3,900	5,418	4,356	81,780
Receivables	87,798	19,342	13,107	17,750	11,452	149,449

Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follow for the three and nine-month periods ended March 31, 2001 and 2000 (in thousands):

	Three Months Ended March 31,	Nine Months Ended March 31,
	2001	2000	2001	2000
Revenue:
Total segment revenue	$ 168,192	$ 149,984	$ 492,137	$ 433,797
Reimbursable expenses not included in total segment revenue	8,765	6,996	25,438	22,377
Other, net	(612)	522	(1,756)	62

Consolidated revenue	$ 176,345	$ 157,502	$ 515,819	$ 456,236

Net operating income:
Total segment net operating income	$ 35,185	$ 30,928	$ 105,962	$ 81,780
Income from affiliates	1,483	481	3,661	2,624
Differences in allocation methods for depreciation, G&A and pension costs	1,946	(200)	(1,748)	2,312
Gain on sale of business units	-	-	696	-
Discretionary compensation (including stock incentive bonus plan during the three and nine months ended March 31, 2000 only)	(15,930)	(21,450)	(49,030)	(63,200)
IPO-related compensation charge	-	-	(3,480)	-
Other, net	(3,442)	(3,386)	(1,518)	(924)

Consolidated pretax income from continuing operations	$ 19,242	$ 6,373	$ 54,543	$ 22,592

Receivables:
Total segment receivables - billed and unbilled	$ 153,494	$ 149,449	$ 153,494	$ 149,449
Net valuation differences	3,100	(394)	3,100	(394)

Total billed and unbilled receivables	156,594	149,055	156,594	149,055
Assets not reported by segment	196,501	150,360	196,501	150,360

Consolidated assets	$ 353,095	$ 299,415	$ 353,095	$ 299,415

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

7.    Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000

Net income	$ 10,915	$ 3,558	$ 30,987	$ 12,118
Weighted average outstanding shares of common stock	32,929	29,702	31,770	30,102
Dilutive effect of employee stock options	381	-	258	-

Common stock and stock equivalents	33,310	29,702	32,028	30,102

Earnings per share:
Basic	$ 0.33	$ 0.12	$ 0.98	$ 0.40

Diluted	$ 0.33	$ 0.12	$ 0.97	$ 0.40

Earnings per share data for the three and nine-month periods ended March 31, 2000 have been restated to reflect the corporate reorganization and two-for-one share conversion as if the corporate reorganization and two-for-one share conversion were effective at the beginning of each period. See Note 2 of the Consolidated Financial Statements for further information regarding the initial public offering.

8.    We are a defendant in certain lawsuits arising in the normal course of business. Management believes that these matters will not have a material adverse impact on our financial statements, but claims which are possible in our business could be material to the financial results for a particular period and could affect the cost of insurance.

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance.

9.    On March 19, 2001 the Board of Directors approved the creation of an employee stock purchase plan for all associates and a restricted stock program for senior associates.

The proposed employee stock purchase plan and the restricted stock program will be implemented for fiscal 2002 subject to approval by a majority of stockholders at the annual stockholders' meeting currently scheduled for November 2001. Management believes that these programs will not dilute earnings per share.

10.  The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss. For the three months ended March 31, 2001, comprehensive income totaled $11.1 million compared with $2.7 million for the three months ended March 31, 2000. For the nine months ended March 31, 2001, comprehensive income totaled $29.5 million compared with $12.3 million for the nine months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Watson Wyatt is a global provider of human capital consulting services. We operate from 62 offices in 18 countries throughout North America, Asia-Pacific and Latin America. We provide services in three principal practice areas: benefits, human resources technologies and human capital consulting. Watson Wyatt & Company, which became a wholly-owned subsidiary of Watson Wyatt & Company Holdings as a result of our corporate reorganization, was incorporated in Delaware on February 17, 1958. Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Including our predecessors, we have been in business since 1946. In 1995, we entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

In October 2000, we moved our principal executive offices to 1717 H Street NW, Washington, DC 20006, from 6707 Democracy Boulevard, Suite 800, Bethesda, MD 20817. Our web site is www.watsonwyatt.com.

Global Operations

We employ approximately 4,100 associates as follows:

Benefits Group	1,480
HR Technologies Group	380
Human Capital Group	260
International	900
Other (Including Data Services and Communications)	790
Corporate	290

Total	4,100

Principal Services

We focus on the following core consulting areas:

Benefits: The Benefits group provides analysis, design and implementation of retirement programs, including actuarial services and required reporting of plan contributions and funding levels, group health benefit plan design and provider selection and defined contribution plan design and related services.

HR Technologies: The HR Technologies group develops technology-based solutions to reduce employer costs and improve employee service in human resources administration, including web-based applications.

Human Capital: The Human Capital group provides comprehensive consulting in compensation plan design, executive compensation, salary management and organizational effectiveness consulting.

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

Other: While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. Examples include:

(1) Communications: Our Communications group provides research on employee attitudes and communication effectiveness, conducts communications audits, facilitates research and focus groups, provides communications planning and implementation and assists employers in complying with disclosure requirements.

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

The Watson Wyatt Worldwide global alliance maintains 88 offices in 30 countries and employs over 5,900 employees. Watson Wyatt & Company operates 62 offices in 18 countries in North America, Asia-Pacific and Latin America. Watson Wyatt Partners operates 11 offices in the United Kingdom, Ireland and Africa. The alliance operates 15 offices in 9 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by Watson Wyatt and 75% owned by Watson Wyatt Partners.

Financial Statement Overview

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the third quarter of fiscal year 2001 (March 31, 2001), reflecting the changes in our capital structure as a result of our reorganization and initial public offering, a Consolidated Balance Sheet as of the end of fiscal year 2000 (June 30, 2000), Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2001 and 2000, Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2001 and 2000 and a Consolidated Statement of Changes in Permanent Stockholders' Equity and Redeemable Common Stock for the nine-month period ended March 31, 2001, reflecting the changes in our capital structure as a result of our reorganization and initial public offering.

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

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses. In addition, professional and subcontracted services represent fees paid to external service providers for legal, marketing and other services, approximately 50% of which are directly incurred on behalf of our clients and are reimbursed by them and included in revenue.

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

Results of Operations. The table below sets forth Consolidated Statements of Operations data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	53.0	54.5	53.4	54.1
Stock incentive bonus plan	--	5.2	--	5.1
Professional and subcontracted services	7.8	5.8	7.9	7.4
Occupancy, communications and other	15.7	16.8	15.7	16.1
General and administrative expenses	10.1	10.3	9.8	9.7
Depreciation and amortization	3.5	3.5	3.5	3.3

	90.1	96.1	90.3	95.7

Income from operations	9.9	3.9	9.7	4.3
Other:
Interest income	0.3	0.1	0.4	0.3
Interest expense	(0.2)	(0.3)	(0.3)	(0.3)
Income from affiliates	0.9	0.3	0.7	0.6

Income before income taxes and minority interest	10.9	4.0	10.5	4.9
Provision for income taxes	4.7	1.8	4.5	2.3

Income before minority interest	6.2	2.2	6.0	2.6
Minority interest in net (income) loss of consolidated subsidiaries	-	-	-	-

Net income	6.2%	2.2%	6.0%	2.6%

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000 and Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue. Revenue from continuing operations was $515.8 million for the first nine months of fiscal year 2001, compared to $456.2 million for the first nine months of fiscal year 2000, an increase of $59.6 million, or 13%. This revenue growth was comprised of a $25.8 million, or 11% increase in our Benefits Group, a $13.8 million, or 23% increase in our HR Technologies Group, a $5.4 million, or 15% increase in our Human Capital Group, a $5.7 million, or 12% increase in International and a $7.6 million, or 16% increase in Other practice areas in North America.  Revenue for the third quarter of fiscal year 2001 was $176.3 million, compared to $157.5 million for the third quarter of fiscal year 2000, an increase of $18.8 million, or 12%. The revenue increase was comprised of a $11.5 million, or 13% increase in our Benefits Group, a $4.9 million, or 26% increase in our HR Technologies Group, a $0.6 million, or 4% increase in our Human Capital Group, a $0.3 million, or 2% decrease in International and a $1.6 million, or 10% increase in Other practice areas in North America. The revenue increase for the North American practices in both periods was mainly due to the realization of net rate increases, reflecting our continued focus on large value-added projects, to increased chargeable hours and to improved management of the scope of projects.

Salaries and Employee Benefits. Salaries and employee benefit expenses for the first nine months of fiscal year 2001 were $274.9 million, compared to $246.6 million for the first nine months of fiscal year 2000, an increase of $28.3 million, or 11%. Salaries and employee benefit expenses for the nine months ended March 31, 2001 include the $3.5 million compensation charge the Company incurred resulting from agreements with our employee stockholders related to our initial public offering. The remaining increase was mainly due to a $24.8 million increase in compensation, which is partly the result of annual salary increases averaging 6%, coupled with an 8% increase in headcount. As a percentage of revenue, salaries and employee benefits decreased to 53.4% from 54.1%. The $3.5 million compensation charge mentioned above accounted for 0.7% of revenue for the nine-month period ended March 31, 2001. Salaries and employee benefit expenses for the third quarter of fiscal year 2001 were $93.5 million, compared to $85.9 million for the third quarter of fiscal year 2000, an increase of $7.6 million, or 9%. The increase was mainly due to an increase in compensation, which is partly the result of annual salary increases averaging 6%, coupled with an 11% increase in headcount. As a percentage of revenue, salaries and employee benefits decreased to 53.0% from 54.5%.

Stock Incentive Bonus Plan. The stock incentive bonus plan was discontinued in conjunction with our initial public offering. Accordingly, there was no accrued bonus under this plan for the three or nine months ended March 31, 2001 .

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations were $40.6 million for the first nine months of fiscal year 2001, compared to $34.0 million for the first nine months of fiscal year 2000, an increase of $6.6 million, or 19%. The increase was mainly due to higher reimbursable services generated on behalf of clients of $3.1 million, a $2.5 million increase in our consulting office's use of resources from our national practice groups and charges of $1.6 million related to claims settlements, partially offset by lower professional services in our Canadian offices of $0.8 million. As a percentage of revenue, professional and subcontracted services increased to 7.9% from 7.4%. Professional and subcontracted services used in consulting operations were $13.8 million for the third quarter of fiscal year 2001, compared to $9.1 million for the third quarter of fiscal year 2000, an increase of $4.7 million, or 52%. The variance in the third quarter is primarily due to higher reimbursable services generated on behalf of clients of $1.7 million, $1.6 million in charges related to claims settlements and a $0.8 million increase due to the use of resources from our national practice groups by our consulting offices. As a percentage of revenue, professional and subcontracted services increased to 7.8% from 5.8% for the quarter.

Occupancy, Communications and Other. Occupancy, communications and other expenses were $81.2 million for the first nine months of fiscal year 2001, compared to $73.3 million for the first nine months of fiscal year 2000, an increase of $7.9 million, or 11%. The increase was mainly due to a $3.7 million increase in rent expense, attributable to an increase in the amount of space required to support our expanding operations and higher real estate tax and operating expenses, a $1.8 million increase in travel expenses incurred in the first quarter of fiscal year 2001 relative to our annual leadership conference held in Europe this year, a $1.0 million investment in a strategic relationship, a $0.6 million increase in general office expenses which are evenly spread throughout our consulting offices and a $0.6 million increase in equipment rental expenses. As a percentage of revenue, occupancy, communications and other expenses decreased to 15.7% from 16.1%. Occupancy, communications and other expenses were $27.7 million for the third quarter of fiscal year 2001, compared to $26.6 million for the third quarter of fiscal year 2000, an increase of $1.1 million, or 4%. The increase was mainly due to higher rent expense of $0.6 million, attributable to an increase in the amount of space required to support our expanding operations and higher real estate tax and operating expenses, a $0.4 million increase in promotional expenses and a $0.2 million increase in equipment rental expenses. As a percentage of revenue, occupancy, communications and other expenses decreased to 15.7% from 16.8%.

General and Administrative Expenses. General and administrative expenses for the first nine months of fiscal year 2001 were $50.8 million, compared to $44.1 million for the first nine months of fiscal year 2000, an increase of $6.7 million, or 15%. The increase was mainly due to higher compensation of $3.9 million and higher professional services of $1.4 million, both of which are due to the planning and implementation of corporate initiatives involving knowledge management, systems infrastructure and human resources. The remainder of the increase can be attributed to increased insurance expenses of $0.8 million and higher travel and hotel costs of $0.7 million, which is mainly due to higher costs related to our annual client conference. As a percentage of revenue, general and administrative expenses increased slightly to 9.8% from 9.7%. General and administrative expenses for the third quarter of fiscal year 2001 were $17.7 million, compared to $16.2 million for the third quarter of fiscal year 2000, an increase of $1.5 million, or 9%. The increase was mainly due to higher compensation of $1.5 million, which is due to the planning and implementation of corporate initiatives involving knowledge management, systems infrastructure and human resources. As a percentage of revenue, general and administrative expenses decreased to 10.1% from 10.3%.

Depreciation and Amortization. Depreciation and amortization expense for the first nine months of fiscal year 2001 was $18.2 million, compared to $15.0 million for the first nine months of fiscal year 2000, an increase of $3.2 million, or 21%. Depreciation and amortization expense for the third quarter of fiscal year 2001 was $6.1 million, compared to $5.5 million for the third quarter of fiscal year 2000, an increase of $0.6 million, or 11%. The variance in both periods is primarily due to increased additions to our capital base and an increase in amortization of intangibles, which is mainly due to recent acquisitions. As a percentage of revenue, depreciation and amortization expenses increased to 3.5% from 3.3% for the year and remained at 3.5% for the quarter.

Interest Income. Interest income for the first nine months of fiscal year 2001 was $2.0 million, compared to $1.5 million for the first nine months of fiscal year 2000, an increase of $0.5 million, or 33%. The increase was attributable to interest earned on a higher average investment balance during the first nine months of fiscal year 2001, partially offset by the receipt of interest of $0.5 million related to a federal tax refund received during the first quarter of fiscal year 2000. Interest income for the third quarter of fiscal year 2001 was $0.6 million, compared to $0.2 million for the third quarter of fiscal year 2000, an increase of $0.4 million, or 200%. The increase is due to interest earned on a higher average investment balance during the quarter. The higher average investment balance can be attributed to proceeds received from the initial public offering.

Interest Expense. Interest expense for the first nine months of fiscal year 2001 was $1.3 million, compared to $1.5 million for the first nine months of fiscal year 2000, a decrease of $0.2 million, or 13%. The decrease is mainly due to lower borrowings against our line of credit, partially offset by fees associated with the amendment to our Credit Agreement due to our initial public offering. Interest expense for the third quarter of fiscal year 2001 was $0.3 million, which is comprised of bank service charges, fees associated with our credit facility and miscellaneous interest expenses. Interest expense was $0.4 million for the third quarter of fiscal year 2000.

Income from Affiliates. Income from affiliates for the first nine months of fiscal year 2001 was $3.7 million, compared to $2.6 million for the first nine months of fiscal year 2000, an increase of $1.1 million, or 42%. Income from affiliates for the third quarter of fiscal year 2001 was $1.5 million, compared to $0.5 million for the third quarter of fiscal year 2000, an increase of $1.0 million, or 200%. The variance in both periods is mainly due to improved operating income of Watson Wyatt Partners and Watson Wyatt Holdings (Europe).

Provision for Income Taxes. Income taxes for the first nine months of fiscal year 2001 were $23.4 million, compared to $10.6 million for the first nine months of fiscal year 2000. Our effective tax rate was 42.9% for the third quarter of fiscal year 2001, compared to 47.1% for the third quarter of fiscal year 2000. The change was due to a decrease in operating losses of certain foreign affiliates, a decrease in non-deductible expenses and higher pre-tax earnings. Our effective tax rate was also affected by differing foreign tax rates in various jurisdictions. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income. Net income for the first nine months of fiscal year 2001 was $31.0 million, compared to $12.1 million for the first nine months of fiscal year 2000, an increase of $18.9 million, or 156%. As a percentage of revenue, net income increased to 6.0% from 2.6%. Net income for the third quarter of fiscal year 2001 was $10.9 million, compared to $3.6 million for the third quarter of fiscal year 2000, an increase of $7.3 million, or 203%. As a percentage of revenue, net income increased to 6.2% from 2.2% for the quarter. The increase in both periods is mainly due to our revenue growth and the absence of the stock incentive bonus plan accrual in fiscal year 2001. Net income for the nine-month period ended March 31, 2001 includes the $3.5 million charge the Company incurred resulting from agreements with our employee stockholders related to our initial public offering.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2001 totaled $46.3 million, compared to $41.4 million at June 30, 2000. The $4.9 million increase in cash from June 30, 2000 to March 31, 2001 was mainly attributable to $99.9 million in cash generated from our ongoing operations, before bonuses, taxes and stockholder reimbursements, and $35.0 million of net proceeds from the initial public offering, partially offset by fiscal year 2000 bonus payments of $51.3 million, the payment of supplemental bonus compensation to our employee stockholders pursuant to our stock incentive bonus plan of $30.3 million, $24.8 million spent for fixed assets and acquisitions, $20.5 million of corporate tax payments and the $2.7 million that we paid to selling stockholders as reimbursement for commission payments resulting from the sale of their shares in our initial public offering.

Cash Used for Operating Activities. Cash used for operating activities for the first nine months of fiscal year 2001 was $8.0 million, compared to cash used for operating activities of $11.7 million for the first nine months of fiscal year 2000. The variance is primarily due to an increase of cash received from the Company's consulting operations of $14.6 million and lower payments to retirees of $9.5 million, partially offset by $7.7 million in higher supplemental bonus compensation to our employee stockholders pursuant to our stock incentive bonus plan, $6.7 million in higher fiscal year-end bonuses, higher corporate taxes of $3.4 million and the $2.7 million that we paid to selling stockholders as reimbursement for commission payments resulting from the sale of their shares in our initial public offering.

The allowance for doubtful accounts increased $2.8 million and the allowance for work in process increased $1.8 million from June 30, 2000 to March 31, 2001. The number of days of accounts receivable and work in process outstanding was 86 at March 31, 2001 and 94 at March 31, 2000. Typically, our receivables, work in process and related allowances are substantially reduced at year-end from an increased emphasis on billings and collections. The receivable and work in process balances and the related allowances usually decrease in the last three months of the fiscal year.

Cash Used in Investing Activities. Cash used in investing activities for the first nine months of fiscal year 2001 was $21.6 million, compared to $12.2 million for the first nine months of fiscal year 2000. The increase in cash usage can be attributed to higher fixed asset purchases of $7.5 million and higher acquisition costs of $4.1 million compared to the prior period, partially offset by higher distributions from affiliates of $1.9 million. The higher acquisition costs are mainly due to higher contingent consideration payments associated with recent acquisitions and a strategic investment made in conjunction with our business initiative targeted towards emerging growth companies.

Cash From Financing Activities. Cash from financing activities was $34.9 million for the first nine months of fiscal year 2001, compared to $1.1 million cash from financing activities for the first nine months of fiscal year 2000. This change reflects the sale of stock in our initial public offering.

We have a $109.3 million senior secured credit facility, of which $95.0 million is revolving for working capital needs, and the remainder of which is available for existing stockholder loans. Of the $95.0 million of the credit line that is allocated for operating needs, $3.0 million is unavailable as a result of support required for letters of credit issued under the credit line. The credit facility was amended on October 6, 2000 to reflect changes due to the initial public offering. There were no borrowings outstanding at March 31, 2001 or June 30, 2000.

Anticipated commitments of funds for capital expenditures are estimated at $12.1 million for the remainder of fiscal year 2001, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and knowledge management systems, and acquisition-related payments. Capital expenditures will be required in conjunction with office lease renewals and relocations required to support our growth strategy. Additionally, our consultants require access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. We expect cash from operations in conjunction with the net proceeds from our initial public offering and our existing credit facility to adequately provide for these cash needs.

Our foreign operations do not materially impact liquidity or capital resources. At March 31, 2001, $17.2 million of the total cash balance of $46.3 million was held outside of North America, which we have the ability to readily utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at March 31, 2001, which expire at various dates through 2007 total $41.5 million, not including sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss on disposal of the benefits administration outsourcing business.

Disclaimer Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 3 on page 6; Note 8 on page 10; the seventh paragraph under Liquidity and Capital Resources on page 20; and the first paragraph of Part II, Item 1 "Legal Proceedings" on page 22.   In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated October 11, 2000, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to employment matters or the rendering of professional services. The matters reported on below involve the most significant pending or potential claims against us. We are incorporating, by reference, the descriptions of the legal proceedings that appear under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2000 and page 18 of the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2000. Management believes, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but claims which are possible in our business could be material to the financial results for a particular period.

Regina, Saskatchewan Police. The trial in this case began on January 8, 2001, and is continuing.

Connecticut Carpenters Pension Fund. A jury trial began on January 30, 2001. On February 23, 2001, the jury returned a verdict in favor of the Fund and awarded $32 million in damages to the Fund, plus a pre-judgement interest amount of approximately $7 million. Watson Wyatt has filed post trial motions with the trial court disputing the damages amount.

Societe Internationale de Telecommunications Aeronautique S.C. (SITA). We filed our statement of defense on February 7, 2001.

Pacific Group Medical Association. During a mediation conducted in Honolulu the week of March 19, 2001, Watson Wyatt and the Hawaii Insurance Commissioner, acting as liquidator of PGMA, reached a tentative settlement of the liquidator's claims against Watson Wyatt. We are negotiating the terms and conditions of a written settlement agreement.

Insurance Coverage

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance.

Item 2. Changes in Securities and Use of Proceeds

On October 10, 2000, our Registration Statement on Form S-3 (File No. 333-94973), registering for sale up to 6,440,000 shares of class A common stock at $12.50 per share to be issued in connection with our initial public offering, was declared effective. On October 16, 2000, we completed changes in our corporate structure in conjunction with the initial public offering. The changes in corporate structure involved the merger of Watson Wyatt & Company with WW Merger Subsidiary, Inc., a wholly-owned subsidiary of Watson Wyatt & Company Holdings. Watson Wyatt & Company is now a wholly-owned subsidiary of Watson Wyatt & Company Holdings.

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

As a result of these transactions and upon completion of the offering, we received gross proceeds of $41.5 million, and the selling stockholders received gross proceeds of $39.0 million. Net proceeds to the Company were $35.0 million, which is net of $6.5 million in underwriting discounts, commissions and other offering costs. Also, we paid $2.7 million to selling stockholders as reimbursement for commission payments resulting from the sale of their shares.

From the time of receipt through March 31, 2001, proceeds from the offering of $17.7 million were applied to the repayment of short-term debt, $16.5 million were used for capital expenditures and a $0.8 million installment payment was made for an acquisition related to our HR Technologies group.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K
a.	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings[1]
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings
4	Form of Certificate Representing Common Stock[1]
10.1	Amended Credit Agreement Among Bank of America, N.A. and Others dated October 6, 2000[2]
10.2	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares[3]
10.3	Agreement with David B. Friend, M.D. dated October 22, 1999[1]
b.	Reports on Form 8-K
Reports on Form 8-K filed February 27, 2001 and March 16, 2001

1 Incorporated by reference from Registrant's Form S-3, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000
2 Incorporated by reference from Registrant's Form 10-Q, filed on November 14, 2000
3 Incorporated by reference from Registrant's Form S-3, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)

/S/ John J.Haley		May 2, 2001
Name:	John J. Haley	Date
Title:	President and Chief
Executive Officer

/S/ Carl D.Mautz		May 2, 2001
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief
Financial Officer

/S/ Peter L. Childs		May 2, 2001
Name:	Peter L. Childs	Date
Title:	Controller

 EXHIBIT INDEX

Exhibit Number                                  Description
3.2                                                      Amended and Restated Bylaws of Watson Wyatt & Company Holdings