Form 10-Q/A
period 2001-03-31
WATSON WYATT & CO HOLDINGS
filed 2001-05-18
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Form 10-Q/A for the quarter ended March 31, 2001 is being filed to correct an error in the heading of the Company's Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 on page F-3.

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q/A

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

See accompanying notes
F-1

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars)

	March 31, 2001	June 30, 2000

	(Unaudited)
Assets

Cash and cash equivalents	$ 46,327	$ 41,410
Receivables from clients:

Billed, net of allowances of $5,671 and $2,832	88,546	76,729
Unbilled, net of allowances of $2,495 and $676	68,048	66,009

	156,594	142,738

Other current assets	13,302	11,705

Total current assets	216,223	195,853

Investment in affiliates	16,700	16,615
Fixed assets, net of accumulated depreciation of $93,640 and $83,211	43,002	45,237
Deferred income taxes	53,355	53,355
Intangible assets, net of accumulated amortization of $17,010 and $15,288	13,032	8,721
Other assets	10,783	10,179

Total Assets	$ 353,095	$ 329,960

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities	$ 127,624	$ 167,803
Line of credit and book overdrafts	23	30
Income taxes payable	11,749	11,843

Total current liabilities	139,396	179,676

Accrued retirement benefits	78,761	79,462
Deferred rent and accrued lease losses	3,585	5,456
Other noncurrent liabilities	24,418	23,657

Minority interest in subsidiaries	603	498

Redeemable Common Stock - $1 par value:
50,000,000 shares authorized;
14,845,145 issued and outstanding;
at redemption value		115,480

Permanent stockholders' equity:
Adjustment for redemption value greater
than amounts paid in by stockholders		(6,097)

Preferred Stock - No par value:
1,000,000 shares authorized;
None issued and outstanding	-
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
6,440,000 issued and outstanding	64
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
13,244,355 issued and outstanding	132
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
13,244,355 issued and outstanding	132
Additional paid-in capital	144,807

Retained deficit	(33,342)	(64,223)
Cumulative translation adjustment (accumulated other
comprehensive loss)	(5,461)	(3,949)

Commitments and contingencies

Total Liabilities and Stockholders' Equity	$ 353,095	$ 329,960

See accompanying notes
F-2

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Nine Months Ended March 31,

	2001	2000

	(Unaudited)
Cash flows used for operating activities:
Net income	$ 30,987	$ 12,118
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful receivables from clients	9,630	9,190
Depreciation	16,281	13,595
Non cash compensation charge	751	-
Amortization of intangible assets	1,894	1,405
Income from affiliates	(3,661)	(2,624)
Minority interest in net income (loss) of consolidated subsidiaries	157	(167)
(Increase) decrease in assets (net of discontinued operations):
Receivables from clients	(23,486)	(22,379)
Other current assets	(1,597)	1,841
Other assets	1,974	1,017
(Decrease) increase in liabilities (net of discontinued operations):
Accounts payable and accrued liabilities	(39,745)	(8,012)
Income taxes payable	(94)	(7,498)
Accrued retirement benefits	(701)	(7,006)
Deferred rent and accrued lease losses	(1,871)	(2,733)
Other noncurrent liabilities	1,148	567
Other, net	721	(110)
Discontinued operations, net	(433)	(895)

Net cash used for operating activities	(8,045)	(11,691)

Cash flows used in investing activities:
Purchases of fixed assets	(17,763)	(10,217)
Proceeds from sales of fixed assets and investments	443	-
Acquisitions and contingent consideration payments	(7,040)	(2,900)
Distributions from affiliates	2,745	891

Net cash used in investing activities	(21,615)	(12,226)

Cash flows from financing activities:
Borrowings and book overdrafts	(7)	9,973
Issuances of Common Stock in the initial public offering	35,025	-
Other issuances of Redeemable Common Stock	134	166
Repurchases of Redeemable Common Stock	(250)	(9,079)

Net cash from financing activities	34,902	1,060

Effect of exchange rates on cash	(325)	196

Increase (decrease) in cash and cash equivalents	4,917	(22,661)

Cash and cash equivalents at beginning of period	41,410	35,985

Cash and cash equivalents at end of period	$ 46,327	$ 13,324

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

The table below presents specified information about reported segments as of and for the three months ended March 31, 2001 (in thousands):

	Benefits Group	HR Technologies Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$ 97,106	$ 23,768	$ 13,597	$ 16,880	$ 16,841	$168,192
Net operating income	27,266	5,694	549	1,769	(93)	35,185
Receivables	95,465	16,052	13,230	15,727	13,020	153,494

The table below presents specified information about reported segments as of and for the three months ended March 31, 2000 (in thousands):

	Benefits Group	HR Technologies Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$ 85,584	$ 18,919	$ 13,037	$ 17,156	$ 15,288	$149,984
Net operating income	21,829	3,706	1,386	2,950	1,057	30,928
Receivables	87,798	19,342	13,107	17,750	11,452	149,449

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2001 (in thousands):

	Benefits Group	HR Technologies Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$270,027	$ 73,209	$ 42,083	$ 52,794	$ 54,024	$492,137
Net operating income	66,014	21,528	5,728	6,821	5,871	105,962
Receivables	95,465	16,052	13,230	15,727	13,020	153,494

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2000 (in thousands):

	Benefits Group	HR Technologies Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$244,233	$ 59,411	$ 36,638	$ 47,087	$ 46,428	$433,797
Net operating income	53,828	14,278	3,900	5,418	4,356	81,780
Receivables	87,798	19,342	13,107	17,750	11,452	149,449

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