Form 10-K
period 2001-06-30
WATSON WYATT & CO HOLDINGS
filed 2001-08-20
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	For the transition period from __________ to __________

Commission File Number: 001-16159

WATSON WYATT & COMPANY HOLDINGS
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2211537 (I.R.S. Employer Identification No.)

1717 H STREET NW
Washington, D.C.  20006-3900
(Address of principal executive offices, including zip code)
(202) 715-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value (Title of Class)	Outstanding at August 17, 2001 33,032,995 shares

Class	Number of Shares
Class A Common Stock	9,390,000
Class B Common Stock	23,642,995

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is $839,201,870 as of August 16, 2001.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 5, 2001 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries, (collectively referred to as "we", "Watson Wyatt" or the "Company") is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. As leading economies worldwide become more services oriented, human capital has become increasingly important to companies and organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics and rising employee-related costs have increased the importance of effective human capital management. We help our clients address these issues by combining our expertise in human capital management with technologies in order to improve the design and implementation of various human resources, or HR, programs, including compensation, retirement and healthcare plans.

We design, develop and implement HR strategies and programs through the following three closely interrelated practice areas:

Benefits Group		HR Technologies Group		Human Capital Group
•	Retirement plans, including pension, 401(k) and executive benefits plans	•	EHRTM, our web-based delivery of HR information and programs	•	Compensation plans, including executive compensation and stock option programs
•	Investment consulting services to pension plans	•	Employee self-service applications and call centers	•	Strategies to align workforces with business objectives
•	Healthcare, disability and other group benefit plans	•	Benefit administration systems and retirement planning tools	•	Organization effectiveness services
•	Actuarial services	•	EHRTM strategy consulting, using best-of-breed research on HR vendors, products, and services	•	Strategies for attracting, retaining and motivating employees

Our clients include many of the world's largest corporations as well as emerging growth companies, public institutions and non-profit organizations.  Many of our client relationships have existed over several decades.

We believe that our extensive history, global presence, dedication to long-term client relationships and recognized reputation for quality provide us with significant competitive advantages. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through over 4,200 associates in 62 offices located in 18 countries.

Corporate Information

Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Its principal operating subsidiary, Watson Wyatt & Company, was incorporated in Delaware on February 17, 1958. Including predecessors, we have been in business since 1946. We conducted our business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance.

Watson Wyatt Worldwide Alliance

Recognizing our clients' need for a global organization to service their needs, we established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, we made a strategic decision in 1995 to strengthen our European capabilities significantly and extend our global reach by entering into an alliance with R. Watson & Sons (now Watson Wyatt Partners), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 87 offices in 29 countries and employs over 6,100 employees. Watson Wyatt & Company Holdings operates 62 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt Partners operates 10 offices in the United Kingdom and Ireland. The alliance operates 15 offices in 9 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by us and 75% owned by Watson Wyatt Partners.

Human Resources Consulting Industry

Overview

The growing demand for employee benefits and human capital consulting services is directly related to the size, complexity and rapid change associated with human resources programs. In the U.S. alone, employers spend over $5 trillion annually on the direct costs of human capital such as compensation and benefits, according to the U.S. Department of Commerce, Bureau of Economic Analysis. In 1999, U.S. employers contributed over $170 billion to pension and profit sharing plans, and the assets of U.S. retirement plans exceeded $8 trillion.

Employers, regardless of geography or industry, are facing unprecedented challenges involving the management of their people. Changing technology, critical skill shortages and an aging population in many developed countries have increased competition for talented employees. At the same time, employees' expectations relating to compensation, benefits and other HR services are growing. Employers must address these challenges effectively in order to remain competitive.

Watson Wyatt is one of the leading HR-focused consulting firms, based on revenues, that compete in serving the large employer market worldwide. Other major consulting firms include: William M. Mercer, Towers Perrin and Hewitt Associates. In addition to these firms, the industry includes smaller benefits and compensation firms and the HR consulting divisions of diversified professional service firms, such as the big five accounting firms, Accenture, EDS and Booz, Allen & Hamilton. The global HR consulting industry is highly fragmented. There are approximately 950 firms providing HR-related consulting services, with the four major HR-focused consulting firms accounting for approximately 40% of total industry revenue.

Consulting Services

Our North American operations include three principal practice groups: Benefits, HR Technologies and Human Capital. Outside North America, our operations are organized and managed on a geographic basis.  The percentage of revenues generated in the various groups is as follows:

	2001	2000	1999

Benefits Group	56%	56%	58%
HR Technologies Group	14	13	12
Human Capital Group	8	8	8
International	11	12	11
Other (including Data Services and Communications)	11	11	11

Total	100%	100%	100%

Prior year percentages have been recalculated to conform to current classification.  For more information about industry segments, see Note 13 of Notes to the Consolidated Financial Statements, included in Item 14 of this report.

Benefits Group

Our Benefits Group is our largest and most established practice, with a franchise dating to 1946. This group consists of approximately 1,540 associates and works with clients to create cost-effective benefits programs that help attract, retain and motivate a talented workforce.  We strive to provide tailored benefits programs for our clients, and we base our recommendations on extensive research. Our Benefits Group, which consists of Retirement Consulting, Investment Consulting, and Group & Health Care Consulting, accounted for approximately 56% of our total revenues for the fiscal year ended June 30, 2001.

Retirement Consulting

We are one of the world's largest advisers on retirement plans, and we provide actuarial and consulting services for large defined benefit and defined contribution retirement plans. Our consultants work with clients to provide realistic assessments of the impact that the change in workforce demographics will have on their retirement plans, corporate cash flow requirements and retiree benefits adequacy and security.

In North America, and increasingly throughout much of the developed world, retirement security is provided through funded pension plans, most of which are either defined benefit or defined contribution plans. A typical defined benefit plan is characterized by employer contributions and a specified future benefit to the employee. These plans typically involve large asset pools, complex calculations to determine employer costs and funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. These plans are commonly referred to as pension plans. A typical defined contribution retirement plan is characterized by employee contributions, possible employer matching contributions and an unspecified future benefit paid to the employee which will ultimately be based on investment returns. In the United States, the most common example of a defined contribution plan is a 401(k) plan.

Our target market for defined benefit plans consists of large plans such as the Fortune 1000, Pensions & Investments 1000, and other similarly sized plans and plan sponsors. Our consultants provide actuarial services to many of the world's largest retirement plans, including the three largest corporate-sponsored defined benefit plans in the United States. Our defined benefit services include:

•            Strategic plan design

•            Actuarial services

•            Funding recommendations

•            Multinational asset pooling consulting

•            Financial reporting

•            Valuation and diagnostic software and systems

•            Assistance with merging, divesting and acquiring plans

We also help companies design and implement defined contribution plans, especially 401(k) plans in the United States. We assist clients with the selection of asset managers and administrators and in communicating with their employees concerning enrollment, plan provisions and investment alternatives.

In both the defined benefit and defined contribution areas, we emphasize research-based consulting to design retirement programs that align our clients' workforces with their business strategies. Examples of our products and services include:

▪	Pension Equity Plan - an alternative retirement plan that combines the lump sum portability of defined contribution and cash balance plans desired by younger workers with a benefits formula based on the final few years of earnings, providing benefits security typical to a traditional defined benefit plan that older and long-service employees seek;

▪	Flex Pension PlusTM - a tax-effective Canadian supplemental retirement plan for attracting and retaining key employees;

▪	PREpare!® - a web-based tool that enables employees to model different savings and retirement income scenarios;

▪	Watson Wyatt 401(k) Value IndexTM - a tool that looks beyond cost to identify the total value that employers and their employees derive from their 401(k) plans;

▪	Phased Retirement Programs - a combination of programs that help clients attract and retain older workers by enabling them to balance work/life needs through a gradual transition to retirement; and

▪	Electronic Actuary/ElectraTM - a tool that performs immediate ''what if'' scenarios so that different plan designs can be modeled and priced interactively with clients.

To support our retirement consulting services, we invest heavily in state-of-the-art technology, software and systems to ensure seamless consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases, Watson Wyatt COMPARISONTM and BenTRACKTM, that enable our clients to track and benchmark benefits plan provisions in the United States and throughout the world, respectively.

Group and Healthcare Consulting

Healthcare costs incurred by U.S. employers are rising by more than 10% per year. In this environment, we help our clients with the design, financing, administration and communication of medical, disability and other group benefits plans. Clients seek our services to assist them in an environment that is characterized by escalating costs, employee dissatisfaction with healthcare programs and the burden of managing multiple vendor relationships. Our approach is to establish a link between each element of an employers' benefits programs and the employers' desired cost, employee satisfaction and productivity goals. Our services include:

•            Plan design;

•            Actuarial services;

•            Vendor management services;

•            U.S. and off-shore funding analysis;

•            Benefits pricing;

•            Assistance with plan changes relating to mergers, acquisitions and divestitures; and

•            Integrated disability management.

Our approach to group benefits consulting is research-based and makes use of sophisticated consulting tools such as:

▪	eHR/BenefitsTM - tools, including a customizable web portal to facilitate the administration and management of health and welfare benefits.

▪	PreViewTM - a medical benefits cost modeling system which accurately and quickly models medical claims under alternative plan designs, covered populations and managed care delivery systems;

▪	Health Plan Value LibraryTM - software tools and a database of information on the cost, quality and accessibility of health plans that are used to screen and evaluate health plans; and

▪	Auto-RFPTM - a powerful software application that organizes and eases the administrative process of gathering and evaluating the responses from healthcare vendors to requests for proposals.

Investment Consulting

Through our registered investment advisor subsidiary, we offer investment consulting services that help private and public sector clients throughout the world maximize the return on their retirement plan assets, develop governance policies and strategies and design investment structures to successfully manage financial liabilities within the context of their overall business objectives. Our services include:

•            Asset/liability modeling and asset allocation studies;

•            Governance and investment policy development;

•            Investment policy implementation;

•            Investment structure analysis;

•            Investment manager selection and evaluation; and

•            Performance evaluation and monitoring.

HR Technologies Group

Our HR Technologies Group helps clients select and implement technologies that enhance the delivery of benefits and related information to employees. Our HR Technologies Group consists of approximately 410 associates and represented approximately 14% of our total revenues for the fiscal year ended June 30, 2001.

As human resources programs become more complex and important for recruiting and retaining employees, organizations are seeking flexible, adaptable and cost-effective ways to provide benefits information to their employees. We are well-positioned to help clients address these challenges because of our eHRTM approach, which integrates human resources related data, computer systems and transactions in a single employee accessible network. We help organizations that have adopted internet applications for external business strategies to employ similar advanced technologies for internal applications such as human resources. Our services include assisting clients in implementing employee self-service applications, retirement plan administration systems, benefits enrollment, training programs, time and attendance systems and applicant tracking systems. Using our proprietary consulting methodology of ''Discover, Invent and Deliver,'' our consultants work with clients to evaluate existing human resources infrastructure and business strategy, identify the best sources of people, process and technology and design and implement tailored approaches. Our consulting work frequently involves the development of web-based employee self-service applications, the implementation of interactive call centers and the integration of existing legacy systems. We also offer hosting services for companies who prefer to access applications from our servers rather than host on their own intranets. In addition, we deliver state-of-the-art applications in health and welfare enrollment, pension administration, compensation planning and retirement planning.

In June 2001, we entered into an agreement with Workscape, Inc., a provider of internet based human capital management software and services, regarding a strategic alliance to market, distribute and implement a complete human resources portal solution.

Human Capital Group

Our Human Capital Group, which consists of approximately 260 associates, helps clients achieve competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees to maximize the return on their investment in human capital. Our Human Capital Group represented approximately 8% of our total revenues for the fiscal year ended June 30, 2001. Our Human Capital Group focuses in three principal areas:

Executive Compensation

We counsel executives and boards of directors on executive pay programs, including cash compensation, stock options and stock purchase plans, and on ways to align pay-for-performance plans throughout the organization in order to increase shareholder value.

Strategic Rewards®

We help align an organization's rewards—including compensation, stock programs, incentives, recognition programs and flexible work arrangements—with its business strategies, cultural values, work design and human resources strategy. We work together with our Benefits Group to develop optimal total compensation programs for our clients.

Organization Effectiveness

We help clients build high-performance organizations by working with them to clarify and implement business strategy, recognizing the impact of employee attitudes and commitment and effective team and leadership development on business success. We provide a wide array of services centered around organization assessment, including organization measurement and surveys. In the area of talent management, we provide tools and methodologies for talent selection and development, succession planning and performance management. We also provide consulting regarding the organization and development of the HR function, including shared services and organizational design.

We have developed the Watson Wyatt Human Capital Index®, a proprietary tool for demonstrating the relationship between the effectiveness of an organization's human capital practices and the creation of superior shareholder returns. In support of our human capital consulting we also maintain databases of employee attitudes for client organization comparison.

Our WorkUSA®/WorkCanadaTM database is regarded as the most up-to-date survey in existence on the attitudes of North American workers. It includes the opinions of 10,000 employees surveyed independently, reflecting a large cross-section of jobs and industry types. Our clients compare their own employee survey results against these norms to identify workplace perceptions and satisfaction and commitment levels.

International Operations

Our operations outside North America are managed and organized on a geographic basis. These operations include 24 offices in Asia-Pacific and Latin America, employing approximately 920 associates, which generally provide our full array of services. This segment represented approximately 11% of our total revenues for the fiscal year ended June 30, 2001.

We established our presence in Asia-Pacific in 1979 with offices in Hong Kong and Malaysia, and grew substantially throughout the 1980's and 1990's by establishing new offices and acquiring existing firms. We have been successful in growing high-end human capital consulting services, which has become increasingly important since the 1997/1998 economic crisis, helping our clients with the people and cultural issues that are necessary to grow their businesses. We are also widely recognized as the leader in providing compensation and benefits surveys in the region, with over 50 different survey products. Our retirement consulting services continue to grow in the region, and we provide investment consulting services to some of the largest pension plans in Japan and Hong Kong. We were named HR Consultancy of the Year in Hong Kong for 1998, 1999 and 2000 by China Staff magazine. In addition to our human capital and benefits consulting services, we have also recently begun marketing HR Technologies services to clients in the region.

Our presence in Latin America began in the early 1980's in Mexico and grew to include such major markets as Brazil in the 1990's. With deregulation, privatization and the influx of multinationals, we believe there are significant opportunities for growth in the region, both in the benefits area, where most of our services are concentrated currently, and in the human capital consulting area.

Other Services

Communication Consulting

Our communication consulting group has won numerous awards for innovative and effective communications. Our consultants combine strong creative skills with technical excellence on human resources issues and solid research on employee attitudes and communication effectiveness. We conduct communications audits, research, and focus groups, and provide communications planning and implementation. In addition, our consultants assist employers in complying with disclosure requirements.

Watson Wyatt Data Services

Watson Wyatt Data Services provides a comprehensive array of global compensation, benefits and employment practices information that is often studied and cited by many of our clients and competitors. In the United States, we publish and market an extensive library of reports on human resources issues, and more than 7,500 organizations participate in one or more of our annual surveys. Our databases contain compensation information for more than two million employees in virtually every industry sector and major metropolitan area. Outside of the United States, our worldwide alliance offers more than 70 remuneration, benefits and employment practice reference guides, covering more than 50 countries and 6 continents. In addition to our annual survey references, we also offer many reference works intended to assist practitioners in creating or maintaining programs in a variety of subject areas such as variable pay, performance management and personnel policies.

Integrated Service Approach

While we focus our consulting services in the principal areas described above, we draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. An example is in the area of Merger and Acquisitions. Recognizing that many business combinations fail because of ''people problems,'' we help clients achieve better transactional success by assisting with faster integration, cost containment, increased customer focus and greater productivity. We assemble multi-disciplinary teams to provide key services that include due diligence of pension and benefits plans, company cultures and human resources strategies, integration of human resources processes and practices and enterprise-wide project management.

Another example is our Total Rewards approach which encompasses compensation, benefits, career growth and company culture. We help clients determine the correct mix of reward programs to attract and retain the right employees and to motivate them to produce desired results.

Sales and Marketing

Our growth strategy starts with ensuring the satisfaction of current clients through our Account Management program. We have approximately 135 account managers who focus on the effective delivery of services to clients and on expanding our relationships across service lines, geographic boundaries and divisions within client companies. A key element of this program is an approach we call ClientFirstTM. Using proprietary processes and tools, we work with clients to define their needs and expectations before an engagement begins and then continually measure our performance according to agreed upon standards.

We also pursue new clients using cross-disciplinary teams of consultants as well as dedicated business developers to initiate relationships with carefully selected companies. Our client expansion and new client acquisition efforts are supported by market research, comprehensive sales training programs, and extensive marketing databases. Our sales efforts are also supported by a full array of marketing programs designed to raise awareness of the Watson Wyatt Worldwide brand and our reputation within our target markets. These programs promote our thought leadership on key human resources issues and establish us as a preferred human capital consulting firm to many of the world's largest companies.

Clients

We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Latin America and Asia-Pacific across a wide variety of industries. Our client base is broad and geographically diverse. For the fiscal year ended June 30, 2001, our ten largest clients accounted for approximately 13% of our consolidated revenues and no individual client represented more than 4% of our consolidated revenues.

Competition

The human capital consulting business is highly competitive. We believe that there are several barriers to entry, such as the need to assemble specialized intellectual capital to provide expertise on a global scale, and that we have developed competitive advantages in providing human resources consulting services. However, we face intense competition from several different sources.

Our current and anticipated competitors include:

•	Major human resources focused consulting firms that compete in serving the large employer market worldwide, such as William M. Mercer, Towers Perrin and the administration/consulting firm Hewitt Associates;

•	Smaller benefits and compensation consulting firms, such as Buck Consultants, The Segal Company and Hay Group;

•	The human resources consulting practices of public accounting, consulting and insurance firms, such as PricewaterhouseCoopers, Deloitte & Touche, Booz, Allen & Hamilton and Aon;

•	Information technology consulting firms, such as Accenture, and KPMG Consulting, as well as internet/intranet development firms; and

•	Boutique consulting firms comprised primarily of professionals formerly associated with the firms mentioned above.

The market for our services is subject to change as a result of regulatory, legislative, competitive and technological developments and to increased competition from established and new competitors. We believe that the primary determinants of selecting a human resources consulting firm include reputation, ability to provide measurable increases to shareholder value, global scale, service quality, and the ability to tailor services to a clients' unique needs. We believe we compete favorably with respect to these factors.

Employees

We employ approximately 4,200 associates as follows:

Benefits Group	1,540
HR Technologies Group	410
Human Capital Group	260
International	920
Other (including Data Services and Communications)	1,070

4,200

None of our associates are subject to collective bargaining agreements.  We believe relations with associates are good.  Approximately 66% of our stock is held by our current associates.

Item 2. Properties.

We operate in 62 offices in principal markets throughout the world.  Operations are carried out in leased offices under operating leases that normally do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration or if additional space is required earlier.  We also evaluate office relocation on an ongoing basis to meet changing needs in our markets while minimizing our occupancy expense.

The fixed assets owned by Watson Wyatt represented approximately 14% of total assets at June 30, 2001 and consisted primarily of computer equipment, office furniture and leasehold improvements.

Item 3. Legal Proceedings.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to employment matters or the rendering of professional services. The matters summarized below involve the most significant pending or potential claims against us. We believe, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but claims which are possible in our business could be material to our financial results for a particular period.

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance. The Company has provided for the $1 million self-insured retention where estimated losses in excess of such amount are considered probable.  The actual outcome of any lawsuit is not likely to result in any additional loss to the Company.

Connecticut Carpenters Pension Fund. The Connecticut Carpenters Pension Fund filed an action against us in 1999, in the U.S. District Court for District of Connecticut, claiming errors in valuations from 1991 through 1998 that allegedly resulted in understated liabilities. A jury trial was held in February 2001. On February 23, 2001, the jury returned a verdict in favor of the Fund and awarded $32 million in damages to the Fund, plus pre-judgment interest of approximately $7 million. We filed post-trial motions with the trial court disputing the damages amount, which were denied on June 19, 2001, and the judgment was satisfied on July 3, 2001.

Pacific Group Medical Association (PGMA). In connection with the insolvency and liquidation of the Pacific Group Medical Association, a health insurance provider and former client, the Hawaii Insurance Commissioner, acting as liquidator of PGMA, brought claims in the 1st Circuit for the Circuit Court of Hawaii against the former officers, directors, accountants, attorneys and other service providers of PGMA. Late in 2000, a lawsuit by the Insurance Commissioner against Watson Wyatt & Company and others was consolidated with an earlier lawsuit brought by the Insurance Commissioner against the PGMA officers and directors. The Insurance Commissioner alleged that PGMA's liabilities exceeded its assets by approximately $15 million when it was shut down in 1997 and sought to recover damages from all of the defendants. During a mediation conducted in Honolulu during the week of March 19, 2001, we and the Insurance Commissioner reached a tentative settlement of the liquidator's claims against us.  Settlement negotiations among the parties to the litigation have continued, and we anticipate that a stipulation dismissing claims against the settling defendants will be submitted to the court for approval in the near future.

Regina, Saskatchewan Police. The Administrative Board of the Regina Police Superannuation and Benefit Plan filed an action against us and three individual employees in 1994 in the Queen's Bench Judicial Center of Regina, alleging errors in valuation methods, assumptions and calculations for the plan during the course of work provided for the Plan since the 1970’s.  The claim has been settled and the lawsuit was dismissed on June 19, 2001.

Societe Internationale de Telecommunications Aeronautique S.C. (SITA). In 1999, a law firm representing SITA, a Belgium cooperative based in France, notified Watson Wyatt Partners, our European alliance partner, of a claim involving alleged errors in the design of a global employee stock plan which includes work performed by a former subsidiary that is now owned by Watson Wyatt & Company Holdings (Europe) Limited. Suit was filed on November 15, 2000, in the High Court of Justice Chancery Division against Watson Wyatt Partners and The Wyatt Company (UK) Limited, one of our subsidiaries. SITA's specific damage claim is indeterminate, but could be in the $90 million range. With our respective insurers, we and Watson Wyatt Partners have entered into a joint defense agreement. We filed our statement of defense on February 7, 2001 and the parties have commenced discovery.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

Initial Public Offering

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

At the time of the reorganization, each share of Watson Wyatt & Company's redeemable common stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of Watson Wyatt & Company Holdings. The class B common stock is divided into two classes to accommodate different transfer restriction periods. The class B-1 shares are subject to a transfer restriction period of 12 months following the public offering date, while the class B-2 shares are subject to a transfer restriction period of 24 months following the public offering date, unless waived by the Board of Directors. The Company waived the transfer restrictions on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares sold by selling stockholders in the initial public offering described below.  Following the expiration or waiver of the respective transfer restriction periods, the remaining class B-1 and class B-2 shares will automatically convert into class A common stock.  Class A, B-1 and B-2 shares all retain equal voting rights.

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

A total of 5,600,000 shares of class A common stock were offered and sold in our initial public offering at an offering price of $12.50 per share, for an aggregate offering price of $70.0 million. Of the shares included in this transaction, Watson Wyatt & Company Holdings offered 2,800,000 newly-issued shares, and the selling stockholders offered the remaining 2,800,000 shares. On November 8, 2000, our underwriters exercised their over-allotment option. As a result, the underwriters purchased an additional 840,000 shares of class A common stock from us and from the selling stockholders at the initial public offering price of $12.50 per share less the underwriting discount, for an aggregate offering price of $10.5 million. Of the shares included in this transaction, Watson Wyatt & Company Holdings sold 521,500 newly-issued shares, and the selling stockholders sold 318,500 shares. The managing underwriters of the offering were Deutsche Banc Alex. Brown, Banc of America Securities LLC, and Robert W. Baird & Co.

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

From the time of receipt through June 30, 2001, proceeds from the offering of $17.7 million were applied to the repayment of short-term debt, $16.5 million were used for capital expenditures and a $0.8 million installment payment was made for our acquisition of Talisman, Inc., a boutique firm specializing in recruiting and staffing consulting.

Secondary Public Offering

In June 2001, we completed a secondary public offering ("the Secondary") of our class A common stock.  In this offering, a total of 2,950,000 shares of class A common stock was offered and sold at a price of $22.00 per share, for an aggregate offering price of $64.9 million.  Of the shares included in this transaction, Watson Wyatt & Company Holdings offered 104,285 newly-issued shares, and selling stockholders offered the remaining 2,845,715 shares.  On July 6, 2001, our underwriters exercised their over-allotment option. As a result, the underwriters purchased an additional 442,500 shares of class A common stock from selling stockholders at the offering price of $22.00 per share less the underwriting discount, for an aggregate offering price of $9.7 million. The managing underwriters of the offering were Deutsche Banc Alex. Brown,  Robert W. Baird & Co. and UBS Warburg.

In conjunction with this offering, the Board of Directors waived the transfer restrictions on a total of 3,288,215 class B-1 shares to allow for conversion into the class A shares sold by selling stockholders.

Net proceeds to the Company from the Secondary were $1.8 million, net of underwriting discounts, commissions and other offering costs.  These proceeds were used for capital expenditures.  We did not receive any proceeds from the sale of shares by the selling stockholders.

Market Information

Watson Wyatt & Company Holdings class A common stock is currently traded on the New York Stock Exchange under the symbol WW.  The following table sets forth the range of high and low closing share prices for each period since our initial public offering in October 2000, determined by the daily closing stock prices.

	Fiscal year 2001

	High	Low

Second quarter (October 1, 2000 through December 31, 2000)	$23.50	$16.00
Third quarter (January 1, 2001 through March 31, 2001)	24.00	15.60
Fourth quarter (April 1, 2001 through June 30, 2001)	25.01	14.81

Prior to our initial public offering in October 2000, there was no established public trading market for our redeemable common stock since the price of the Company's redeemable common stock was determined by our formula book value and the transferability of such shares was restricted.

Holders

As of August 17, 2001, there were 1,516 registered holders of our common stock.

Dividends

Under our credit facility (see Note 10 of Notes to the Consolidated Financial Statements, included in Item 14 of this report), we are required to observe certain covenants (including requirements as to minimum net worth) that affect the amounts available for the declaration or payment of dividends.  Under the most restrictive of these covenants, approximately $36.5 million was available for the declaration or payment of dividends as of June 30, 2001.  The declaration and payment of dividends by the Company is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations, and our other business needs, including those of our subsidiaries and affiliates.  Historically, while our performance would have permitted the payment of dividends, we have chosen not to declare dividends every year since fiscal year 1991.  We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

The table on the following page sets forth selected consolidated financial data of Watson Wyatt as of and for each of the years in the five year period ended June 30, 2001.  The selected consolidated financial data as of June 30, 2001 and 2000 and for each of the three years in the period ended June 30, 2001 are derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K.  The selected consolidated financial data as of June 30, 1999, 1998, 1997, and for each of the years ended June 30, 1998 and 1997 have been derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K and have been restated to reflect our discontinued operations.  Earnings per share data for each period have also been restated to reflect our corporate reorganization and two-for-one share conversion as if our corporate reorganization and two-for-one share conversion were effective at the beginning of each period.  See Note 2 of the Consolidated Financial Statements for further information regarding the corporate reorganization and share conversion.

The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.  Amounts are in thousands of U.S. Dollars except per share data.

	Year Ended June 30,

	2001	2000	1999	1998	1997

Statement of Operations Data:
(amounts are in thousands, except per share data)

Revenue	$700,189	$624,583	$556,860	$512,660	$486,502

Costs of providing services:
Salaries and employee benefits	370,045	332,339	298,915	268,611	252,302
Stock incentive bonus plan (a)	-	30,283	22,610	-	-
Non-recurring compensation charge (b)	-	-	-	69,906	-
Professional and subcontracted services	53,865	49,608	47,863	49,907	48,827
Occupancy, communications and other	112,314	100,099	92,668	88,840	96,026
General and administrative expenses	69,402	63,596	56,578	51,759	45,696
Depreciation and amortization	21,995	17,878	15,248	24,994	22,094

	627,621	593,803	533,882	554,017	464,945

Income (loss) from operations	72,568	30,780	22,978	(41,357)	21,557
Other:
Interest income	2,855	1,823	944	901	1,462
Interest expense	(1,144)	(1,876)	(2,646)	(2,768)	(1,506)
Income from affiliates	4,098	3,116	2,524	258	105

Income (loss) before income taxes and minority interest	78,377	33,843	23,800	(42,966)	21,618
Income taxes	33,623	15,195	11,448	13,134	9,070
Minority interest	(318)	(115)	(217)	(112)	(167)

Income (loss) from continuing operations	44,436	18,533	12,135	(56,212)	12,381
Discontinued operations (c)	-	-	8,678	(69,906)	(11,483)

Net income (loss)	$44,436	$18,533	$20,813	$(126,118)	$898

Earnings (loss) per share, continuing operations, basic	$1.39	$0.62	$0.40	$(1.63)	$0.35
Earnings (loss) per share, continuing operations, diluted	$1.37	$0.62	$0.40	$(1.63)	$0.35
Earnings (loss) per share, net income (loss), basic	$1.39	$0.62	$0.68	$(3.67)	$0.02
Earnings (loss) per share, net income (loss), diluted	$1.37	$0.62	$0.68	$(3.67)	$0.02
Weighted average shares of common stock, basic	32,068	30,000	30,430	34,340	34,876
Weighted average shares of common stock, diluted	32,363	30,000	30,430	34,340	34,876

	As of June 30,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Cash and cash equivalents	$81,735	$41,410	$35,985	$13,405	$26,257
Working capital	96,171	16,177	11,692	23,748	21,307
Total assets	387,456	329,960	313,960	268,310	331,778
Note payable	-	-	-	9,000	-
Common stock	330	-	-	-	-
Additional paid-in capital	146,649	-	-	-	-
Redeemable common stock	-	115,480	107,631	96,296	96,091
Total stockholders' deficit	(28,253)	(74,269)	(74,351)	(84,510)	(12,205)
Shares outstanding	33,033	29,610	32,224	31,834	36,260

[a]	Following the initial public offering, we terminated the stock incentive bonus plan and replaced it with equity-based incentive plans more customary to publicly-traded companies.
[b]	In fiscal year 1998, we recorded a one-time non-cash compensation charge against continuing operations of $69.9 million to reflect a change in the method of calculating the redemption value of our redeemable common stock.
[c]	In the third quarter of fiscal year 1998 we discontinued our benefits administration outsourcing business and recorded a $69.9 million charge to earnings in the "Discontinued operations" line. The discontinuation is more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Watson Wyatt is a global provider of human capital consulting services. We provide services in three principal practice areas: Benefits, HR Technologies and Human Capital Consulting. We operate from 62 offices in 18 countries throughout North America, Asia-Pacific and Latin America. We also operate through our affiliates in Europe. Our principal affiliates are Watson Wyatt Partners which conducts operations in the United Kingdom and Ireland, and in which we hold a 10% interest in a defined distribution pool, and Watson Wyatt & Company Holdings (Europe) Limited, a holding company through which we conduct Continental European operations. We own 25% of Watson Wyatt & Company Holdings (Europe) Limited and Watson Wyatt Partners owns the remaining 75%.

We operate globally as an alliance with our affiliates. However, the revenues and operating expenses in the Consolidated Statements of Operations reflect solely the results of operations of Watson Wyatt. Our share of the results of our affiliates, recorded using the equity method of accounting is reflected in the ''Income from affiliates'' line.

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

Occupancy, communications and other expenses represent expenses for rent, utilities, supplies and telephone to operate office locations, as well as non-client-reimbursed travel by associates, publications and professional development.  General and administrative expenses include the operational costs and professional fees paid by corporate management, general counsel, marketing, human resources, finance, research and technology support.

Historically, we have paid incentive bonuses to associates under a fiscal year-end bonus program. In fiscal years 1999 and 2000, in addition to annual fiscal year-end bonuses, we provided supplemental bonus compensation to our associate stockholders pursuant to our stock incentive bonus plan in an amount representing all income in excess of a targeted amount. The supplemental bonus compensation pursuant to our stock incentive bonus plan accrued in fiscal year 1999 and fiscal year 2000 was paid in January 2000 and 2001, respectively. We terminated the stock incentive bonus plan in conjunction with our initial public offering and replaced it with equity-based incentives.

During the third quarter of fiscal year 1998, we elected to exit the benefits administration outsourcing business and to end our participation in Wellspring Resources, LLC, a joint venture that we had formed in 1996 with State Street Bank and Trust Company in order to focus our management attention and corporate resources on our core consulting business.  The $69.9 million after-tax charge that we recorded in connection with our exit from this business reduced our book value and, as such, would have reduced the redemption value of our redeemable common stock. We altered the formula for calculating the redemption value of our common stock to eliminate the effect of the $69.9 million charge. This change in the formula resulted in an additional one-time, non-cash compensation charge of $69.9 million in fiscal year 1998.

Results of Operations.  The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated.

	Year Ended June 30,

	2001	2000	1999

Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	52.9	53.2	53.7
Stock incentive bonus plan	-	4.9	4.1
Professional and subcontracted services	7.7	7.9	8.6
Occupancy, communications and other	16.0	16.0	16.7
General and administrative expenses	9.9	10.2	10.1
Depreciation and amortization	3.1	2.9	2.7

	89.6	95.1	95.9

Income from operations	10.4	4.9	4.1

Other:
Interest income	0.4	0.3	0.2
Interest expense	(0.2)	(0.3)	(0.5)

Income from affiliates	0.6	0.5	0.5

Income before income taxes and minority interest	11.2	5.4	4.3

Provision for income taxes	4.8	2.4	2.1

Income before minority interest	6.4	3.0	2.2

Minority interest in net income of consolidated subsidiaries	(0.1)	-	-

Income from continuing operations	6.3	3.0	2.2

Discontinued operations:

Adjustment on disposal of discontinued outsourcing business	-	-	1.5

Net income	6.3%	3.0%	3.7%

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

Revenue.  Revenue from continuing operations was $700.2 million in fiscal year 2001, compared to $624.6 million in the prior year, an increase of $75.6 million, or 12%.  This revenue growth was comprised of a $37.2 million, or 11% increase in our Benefits Group, a $16.2 million, or 20% increase in our HR Technologies Group, a $4.5 million, or 9% increase in our Human Capital Group, a $6.4 million, or 9% increase in International and a $9.5 million, or 15% increase in Other practice areas in North America.  The revenue increase for the North American practices was mainly due to the realization of net rate increases, reflecting our continued focus on large value-added projects, to increased chargeable hours and to improved management of the scope of projects.

Salaries and Employee Benefits.  Salaries and employee benefit expenses for fiscal year 2001 were $370.0 million, compared to $332.3 million for the previous fiscal year, an increase of $37.7 million, or 11%.  Salaries and employee benefit expenses for the year ended June 30, 2001 include a $3.5 million compensation charge the Company incurred resulting from agreements with our employee stockholders related to our initial public offering.  The remaining increase was mainly due to an increase in compensation, which is partly the result of annual salary increases averaging 8%, coupled with an 11% increase in headcount.  As a percentage of revenue, salaries and employee benefits decreased to 52.9% from 53.2%.

Stock Incentive Bonus Plan.  The stock incentive bonus plan was discontinued in conjunction with our initial public offering.  Accordingly, there was no accrued bonus under this plan for the year ended June 30, 2001.

Professional and Subcontracted Services.  Professional and subcontracted services used in consulting operations were $53.9 million for fiscal year 2001, compared to $49.6 million for fiscal year 2000, an increase of $4.3 million, or 9%.  The increase was mainly due to higher reimbursable services generated on behalf of clients of $2.7 million and an increase in our consulting office's use of resources from our national practice groups of $3.2 million, partially offset by lower professional services in our Canadian region.  As a percentage of revenue, professional and subcontracted services decreased to 7.7% from 7.9%.

Occupancy, Communications and Other.  Occupancy, communications and other expenses were $112.3 million for fiscal year 2001, compared to $100.1 million for fiscal year 2000, an increase of $12.2 million, or 12%.  The increase was mainly due to a $3.9 million increase in rent expense, attributable to an increase in the amount of space required to support our expanding operations and higher real estate taxes and operating expenses, a $2.3 million increase in travel expenses which is mainly due to expenses incurred in the first quarter of fiscal year 2001 relative to our annual leadership conference held in Europe this fiscal year, a $1.0 million investment in a strategic relationship, a $0.8 million increase in equipment rental expenses, and a $3.5 million increase in general office expenses including insurance, business taxes, telephone, office supplies and professional development.  As a percentage of revenue, occupancy, communications and other expenses remained at 16.0%.

General and Administrative Expenses.  General and administrative expenses for fiscal year 2001 were $69.4 million, compared to $63.6 million for fiscal year 2000, an increase of $5.8 million, or 9%.  The increase is mainly due to an increase in compensation of $5.7 million, which is due to the planning and implementation of corporate initiatives involving knowledge management, systems infrastructure and human resources and other operating expenses of $3.1 million, partially offset by an increase in our consulting office's use of resources from our national practice groups of $3.2 million.  As a percentage of revenue, general and administrative expenses decreased to 9.9% from 10.2%.

Depreciation and Amortization.  Depreciation and amortization expenses for fiscal year 2001 were $22.0 million, compared to $17.9 million for fiscal year 2000, an increase of $4.1 million, or 23%.  The increase was mainly due to a $3.4 million increase in the depreciation of computer hardware and leasehold improvements, resulting from higher purchases to support our expanding operations.  The remaining $0.7 million is mainly due to an increase in amortization of intangibles, which is mainly due to recent acquisitions.  As a percentage of revenue, depreciation and amortization expenses increased to 3.1% from 2.9%.

Interest Income.  Interest income for fiscal year 2001 was $2.9 million, compared to $1.8 million for fiscal year 2000, an increase of $1.1 million, or 61%. The increase was due to interest earned on a higher average investment balance during fiscal year 2001 as a result of our initial public offering.  As a percentage of revenue, interest income increased to 0.4% from 0.3%.

Interest Expense.  Interest expense for fiscal year 2001 was $1.1 million, compared to $1.9 million for fiscal year 2000, a decrease of $0.8 million, or 42%.  This decrease reflects reduced borrowings against our revolving line of credit in fiscal year 2001.  As a percentage of revenue, interest expense decreased to 0.2% from 0.3%.

Income from Affiliates.  Income from affiliates for fiscal year 2001 was $4.1 million, compared to $3.1 million for fiscal year 2000, an increase of $1.0 million, or 32%.  The increase reflects improvement in business operations by our affiliates in Continental Europe and strong business performance by our United Kingdom affiliate.

Provision for Income Taxes.  Income taxes for fiscal year 2001 were $33.6 million, compared to $15.2 million for fiscal year 2000.  Our effective tax rate was 42.9% for fiscal year 2001, compared to 44.9% for fiscal year 2000.  The change was due to the increase in foreign source income taxed at lower foreign tax rates, a decrease in the effective state tax rate due to state tax credits and incentives and a decrease in the tax effect of non-deductible expenses as a result of higher pre-tax earnings.  Our effective tax rate was affected by differing foreign tax rates in various jurisdictions.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income.  Net income for fiscal year 2001 was $44.4 million, compared to $18.5 million in fiscal year 2000, an increase of $25.9 million, or 140%.   The increase is due to our revenue growth and the absence of the stock incentive bonus plan accrual in fiscal year 2001. As a percentage of revenue, net income increased to 6.3% from 3.0%.

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

Revenue.  Revenue from continuing operations was $624.6 million in fiscal year 2000, compared to $556.9 million in the prior year, an increase of $67.7 million, or 12%.  This revenue growth was primarily due to a $25.5 million, or 14% increase in revenue generated by our U.S. East region, a $21.2 million, or 14% increase in revenue generated by our U.S. Central region, a $5.6 million, or 8% increase in our U.S. West region, and a $2.2 million, or 4% increase in other North American regions.  The revenue increase in the North American regions was due primarily to the realization of net billing rate increases, accounting for approximately $32.1 million, increased chargeable hours accounting for $10.2 million and improved management of the scope of projects, resulting in $12.2 million less net fee markdowns in fiscal year 2000 than in fiscal year 1999.  In addition, our Asia/Pacific region generated $11.0 million, or 23% higher revenue than in the previous fiscal year and our Latin American region generated $1.0 million, or 14% higher revenue than in the previous fiscal year.  Within North America the following individual lines of business, not all inclusive, showed the following trends: revenue for our Benefits Group was $334.3 million in fiscal year 2000, compared to $307.1 million in fiscal year 1999, an increase of $27.2 million, or 9%; revenue for our HR Technologies Group was $79.7 million in fiscal year 2000, compared to $66.3 million in fiscal year 1999, an increase of $13.4 million, or 20%; and revenue for our Human Capital Group was $49.7 million in fiscal year 2000, compared to $41.0 million in fiscal year 1999, an increase of $8.7 million, or 21%.

Salaries and Employee Benefits.  Salaries and employee benefit expenses for fiscal year 2000 were $332.3 million, compared to $298.9 million for the previous fiscal year, an increase of $33.4 million, or 11%.  The increase was mainly due to a $22.4 million increase in compensation expenses, which is partly the result of annual salary increases averaging 5% and a 5% increase in headcount.  The remainder of the difference was attributable to $7.5 million higher fiscal year-end bonuses and a $3.2 million increase in other employee benefits.  As a percentage of revenue, salaries and employee benefits decreased to 53.2% from 53.7%.  This decrease reflects the overall utilization of our operating personnel.

Stock Incentive Bonus Plan.  The accrued bonus under our stock incentive bonus plan for fiscal year 2000 was $30.3 million, compared to $22.6 million for fiscal year 1999, an increase of $7.7 million, or 34%.  As a percentage of revenue, the accrued bonus under our stock incentive bonus plan increased to 4.9% from 4.1%.  The amount of the bonus is at the discretion of our Board of Directors.

Professional and Subcontracted Services.  Professional and subcontracted services used in consulting operations were $49.6 million for fiscal year 2000, compared to $47.9 million for fiscal year 1999, an increase of $1.7 million or 4%.  The increase was mainly due to a $2.5 million increase in international professional services, a $1.2 million actuarial and strategic consulting expense from a sub-contractor, and $0.9 million in non-compete payments, partially offset by lower reimbursable expenses incurred on behalf of clients of $2.3 million and a $1.0 million insurance claim.  As a percentage of revenue, professional and subcontracted services decreased to 7.9% from 8.6%, due primarily to a reduction in the level of outside services specifically incurred for and reimbursed by clients.

Occupancy, Communications and Other.  Occupancy, communications and other expenses were $100.1 million for fiscal year 2000, compared to $92.7 million for fiscal year 1999, an increase of $7.4 million, or 8%.  The increase was mainly attributable to the $3.0 million net gain from the sale of our defined contribution daily record-keeping software recognized in fiscal year 1999 which reduced expense, a $2.1 million increase in non-reimbursable travel expenses, an increase in rent expense of $1.0 million and a $0.5 million increase in telephone expenses.  As a percentage of revenue, occupancy, communications and other expenses decreased to 16.0% from 16.7%, as we leveraged these expenses over a larger revenue base.

General and Administrative Expenses.  General and administrative expenses for fiscal year 2000 were $63.6 million, compared to $56.6 million for fiscal year 1999, an increase of $7.0 million, or 12%.  The increase was mainly attributable to increased legal expenses of $2.2 million, increased professional services of $2.2 million, a $1.1 million, or 5% increase in base salaries and $1.2 million in higher non-client related travel expenses.  As a percentage of revenue, general and administrative expenses increased slightly to 10.2% from 10.1%.

Depreciation and Amortization.  Depreciation and amortization expenses for fiscal year 2000 were $17.9 million, compared to $15.2 million for fiscal year 1999, an increase of $2.7 million, or 18%.  The increase was mainly due to a $1.4 million increase in computer hardware depreciation.  The remaining increase was due primarily to higher computer software and furniture, fixtures and equipment purchases during fiscal year 2000, which account for $0.8 million of the increase, and an increase in amortization of intangibles of $0.3 million.  As a percentage of revenue, depreciation and amortization expenses increased to 2.9% from 2.7%.

Interest Income.  Interest income for fiscal year 2000 was $1.8 million, compared to $0.9 million for fiscal year 1999, an increase of $0.9 million, or 100%.  The increase was attributable to the receipt of interest of $0.5 million related to a federal tax refund and to additional interest income of $0.4 million earned during the year on a higher average investment balance.

Interest Expense.  Interest expense for fiscal year 2000 was $1.9 million, compared to $2.6 million for fiscal year 1999, a decrease of $0.7 million, or 27%.  On average, we borrowed less money against our revolving line of credit during fiscal year 2000 than in fiscal year 1999.

Income from Affiliates.  Income from affiliates for fiscal year 2000 was $3.1 million, compared to $2.5 million for fiscal year 1999, an increase of $0.6 million, or 24%.  The increase reflects improvement in business operations by our affiliates in Continental Europe and strong business performance by our United Kingdom affiliate.

Provision for Income Taxes.  Income taxes for fiscal year 2000 were $15.2 million, compared to $11.4 million for fiscal year 1999.  Our effective tax rate was 44.9% for fiscal year 2000, compared to 48.1% for fiscal year 1999.  The change was due to the utilization of federal and state tax credits, a decrease in operating losses of certain foreign affiliates and the utilization of tax benefits related to foreign operating loss carryovers of certain foreign affiliates.  Our effective tax rate was also affected by differing foreign tax rates in various jurisdictions.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Discontinued Operations.  During fiscal year 1999, we further resolved our future obligations related to the discontinuation of our benefits administration outsourcing business and reduced the expected loss on disposal by $8.7 million, net of tax.  The discontinuation is essentially completed, with contingencies remaining only on guaranteed leases for real estate and equipment.  We believe that we have adequate provisions for any remaining costs related to the discontinuation.  (See Notes 14 and 15 of Notes to the Consolidated Financial Statements, included in Item 14 of this report, for further discussion of discontinued operations.)

Net Income.  Net income for fiscal year 2000 was $18.5 million, compared to $20.8 million in fiscal year 1999, a decrease of $2.3 million, or 11%.  As a percentage of revenue, net income decreased to 3.0% from 3.7%.  However, income from continuing operations in fiscal year 2000 was $6.4 million higher than in fiscal year 1999, reflecting improved operating performance.  This increase was more than offset by the $8.7 million after-tax adjustment to reduce the loss on disposal of the discontinued benefits administration outsourcing business recorded in fiscal year 1999.  Income from continuing operations for fiscal year 2000 and 1999 also reflect the stock incentive bonus plan accruals discussed above.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2001 totaled $81.7 million, compared to $41.4 million at June 30, 2000.  The $40.3 million increase in cash from June 30, 2000 to June 30, 2001 was mainly attributable to $158.8 million in cash generated from our ongoing operations, before bonuses, taxes and stockholder reimbursements, $35.0 million of net proceeds from the initial public offering and $1.8 million of net proceeds from the secondary offering, partially offset by fiscal year 2000 bonus payments of $51.3 million, the payment of supplemental bonus compensation to our employee stockholders pursuant to our stock incentive bonus plan of $30.3 million, $29.5 million spent for fixed assets and acquisitions, $30.7 million of corporate tax payments, $8.0 million in contingent acquisition payments, $4.2 million of payments to retirees and $2.7 million that we paid to selling stockholders as reimbursement for commission payments resulting from the sale of their shares in our initial public offering.

Cash From Operating Activities.  Cash from operating activities for fiscal year 2001 was $39.6 million, compared to cash from operating activities of $36.9 million for fiscal year 2000.  The variance is primarily due to a net increase of cash received from the Company's consulting operations of $21.1 million and lower net payments to retirees of $7.7 million, partially offset by $7.7 million in higher net supplemental bonus compensation to our employee stockholders pursuant to our stock incentive bonus plan, $6.7 million in higher net fiscal year-end bonuses, higher net corporate taxes of $9.0 million and the $2.7 million that we paid to selling stockholders as reimbursement for commission payments resulting from the sale of their shares in our initial public offering.

Cash from operating activities for fiscal year 2000 was $36.9 million, compared to cash from operating activities of $52.1 million for fiscal year 1999.  However, cash received from our operations increased $36.4 million in fiscal year 2000.  This increase was more than offset by higher bonus payments of $29.8 million, higher tax payments of $16.3 million, and higher payments to retirees of $5.5 million.

Cash Used in Investing Activities.  Cash used in investing activities for fiscal year 2001 was $32.8 million, compared to $21.6 million for fiscal year 2000.  The increase in cash usage was due to $9.3 million in higher current year fixed asset purchases, $4.9 million in higher contingent consideration payments associated with acquisitions, partially offset by $2.4 million in higher distributions from affiliates and $0.6 million of higher proceeds from the sale of fixed assets and investments.

Cash used in investing activities for fiscal year 2000 was $21.6 million, compared to $21.4 million for fiscal year 1999.  The increase in cash usage was due to $3.0 million in lower distributions from affiliates and $0.6 million in higher current year fixed asset purchases, partially offset by $3.1 million in lower contingent consideration payments associated with acquisitions and higher proceeds from the sale of fixed assets and investments of $0.3 million.

Cash From/Used for Financing Activities.  Cash from financing activities was $36.7 million for fiscal year 2001, compared to $9.2 million used for financing activities for fiscal year 2000.  This change reflects the proceeds received from the sale of stock in our initial public offering and secondary offering of $36.9 million and a $9.1 million decrease in repurchases of redeemable common stock.

Cash used for financing activities were $9.2 million for fiscal year 2000, compared to $8.7 million for fiscal year 1999.  This change reflects the net repayments of $9.0 million against our revolving line of credit and a $5.8 million decrease in repurchases of redeemable common stock, partially offset by a $15.3 million decrease in issuances of redeemable common stock.  The decrease in issuances occurred because we completed a formal stock sale during fiscal year 1999 but did not have a formal stock sale during fiscal year 2000.

We have a $95.0 million senior secured revolving credit facility that matures on June 30, 2003.  A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $3.0 million is currently unavailable for operating needs.  We had no borrowings outstanding at June 30, 2001 or June 30, 2000.

Anticipated commitments of funds for capital expenditures are estimated at $45.9 million for fiscal year 2002, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and knowledge management systems, and acquisition-related payments. Capital expenditures will be required in conjunction with office lease renewals and relocations required to support our growth strategy. Additionally, our consultants require access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. We expect cash from operations to adequately provide for these cash needs.

Our foreign operations do not materially impact liquidity or capital resources.  At June 30, 2001, $26.2 million of the total cash balance of $81.7 million was held outside of North America, which we have the ability to readily utilize, if necessary.  There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.  Our foreign operations in total are substantially self-sufficient for their working capital needs.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) which addresses the accounting for goodwill and intangible assets at and subsequent to their acquisition.  The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001, though early adoption is permitted.  We have not determined when we will adopt FAS 142 or what the impact of adoption will have on our financial statements, except that we will no longer record amortization of goodwill when adopted.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value.  Effective July 1, 2000, we adopted FAS 133, as amended.  It had no impact on our financial statements because we do not use derivative instruments as a hedging strategy or for any other purpose.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business.  These risks include interest rate risk and foreign currency exchange risk.  We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

Special Note Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: the first and second paragraph of Part II, Item 3 "Legal Proceedings"; the ninth paragraph under Liquidity and Capital Resources; under the subheading "Stock-Based Compensation" in Note 1 "Summary of Significant Accounting Policies"; in the first paragraph of Note 11 "Equity"; and in the first paragraph of Note 16 "Commitments and Contingent Liabilities."  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated October 11, 2000, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data are included as Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item 9.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

Item 11. Executive Compensation.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)	Financial Information

(1)	Consolidated Financial Statements of Watson Wyatt & Company Holdings

Report of Independent Accountants

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001

Consolidated Balance Sheets at June 30, 2001 and 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001

Consolidated Statements of Changes in Permanent Stockholders' Equity and Redeemable Common Stock for each of the three years in the period ended June 30, 2001

Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2001

Valuation and Qualifying Accounts and Reserves (Schedule II)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (c) below.

b)	Reports on Form 8-K

None.

c)	Exhibits

See Exhibit Index

d)	Financial Statement Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT & COMPANY HOLDINGS
(Registrant)

Date: August 17, 2001	By:	/s/ John J. Haley

John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer and Director	8/17/01

John J. Haley

/s/ Carl D. Mautz	Vice President and Chief Financial Officer	8/17/01

Carl D. Mautz

/s/ Peter L. Childs	Controller	8/17/01

Peter L. Childs

/s/ Thomas W. Barratt	Vice President and Director	8/17/01

Thomas W. Barratt

/s/ Elizabeth M. Caflisch	Vice President and Director	8/17/01

Elizabeth M. Caflisch

/s/ Paula A. DeLisle	Vice President and Director	8/17/01

Paula A. DeLisle

/s/ Barbara Hackman Franklin	Director	8/17/01

Barbara Hackman Franklin

/s/ David B. Friend, M.D.	Vice President and Director	8/17/01

David B. Friend, M.D.

/s/ John J. Gabarro	Director	8/17/01

John J. Gabarro

/s/ Eric P. Lofgren	Vice President and Director	8/17/01

Eric P. Lofgren

/s/ Paul N. Thornton	Director	8/17/01

Paul N. Thornton

/s/ David P. Marini	Vice President and Director	8/17/01

David P. Marini

/s/ R. Michael McCullough	Director	8/17/01

R. Michael McCullough

/s/ Gail E. McKee	Vice President and Director	8/17/01

Gail E. McKee

/s/ Kevin L. Meehan	Vice President and Director	8/17/01

Kevin L. Meehan

/s/ John Philip Orbeta	Vice President and Director	8/17/01

John Philip Orbeta

/s/ Gilbert T. Ray	Director	8/17/01

Gilbert T. Ray

/s/ Charles P. Wood, Jr.	Vice President and Director	8/17/01

Charles P. Wood, Jr.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Watson Wyatt & Company Holdings

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Watson Wyatt & Company Holdings and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

PricewaterhouseCoopers LLP

Washington, D.C.
July 25, 2001

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Amounts)

	Year Ended June 30,

	2001	2000	1999

Revenue	$700,189	$624,583	$556,860

Costs of providing services:
Salaries and employee benefits	370,045	332,339	298,915
Stock incentive bonus plan	-	30,283	22,610
Professional and subcontracted services	53,865	49,608	47,863
Occupancy, communications and other	112,314	100,099	92,668
General and administrative expenses	69,402	63,596	56,578
Depreciation and amortization	21,995	17,878	15,248

	627,621	593,803	533,882

Income from operations	72,568	30,780	22,978

Other:
Interest income	2,855	1,823	944
Interest expense	(1,144)	(1,876)	(2,646)

Income from affiliates	4,098	3,116	2,524

Income before income taxes and minority interest	78,377	33,843	23,800

Provision for income taxes:
Current	32,375	12,344	18,744
Deferred	1,248	2,851	(7,296)

	33,623	15,195	11,448

Income before minority interest	44,754	18,648	12,352

Minority interest in net income of consolidated subsidiaries	(318)	(115)	(217)

Income from continuing operations	44,436	18,533	12,135

Discontinued operations:

Adjustment on disposal of discontinued outsourcing business (net of applicable income tax expense of $6,322)	-	-	8,678

Net income (see Note 14)	$44,436	$18,533	$20,813

Basic earnings per share, continuing operations	$1.39	$0.62	$0.40

Diluted earnings per share, continuing operations	$1.37	$0.62	$0.40

Basic earnings per share, net income	$1.39	$0.62	$0.68

Diluted earnings per share, net income	$1.37	$0.62	$0.68

Weighted average shares of Common Stock, basic	32,068	30,000	30,430

Weighted average shares of Common Stock, diluted	32,363	30,000	30,430

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars)

	June 30, 2001	June 30, 2000

Assets

Cash and cash equivalents	$81,735	$41,410
Receivables from clients:
Billed, net of allowances of $2,695 and $2,832	84,361	76,729
Unbilled, net of allowances of $1,130 and $676	67,229	66,009

	151,590	142,738

Deferred income taxes	13,581	-
Other current assets	11,027	11,705

Total current assets	257,933	195,853

Investment in affiliates	16,196	16,615
Fixed assets, net of accumulated depreciation of $83,722 and $83,211	52,616	45,237
Deferred income taxes	38,526	53,355
Intangible assets, net of accumulated amortization of $17,532 and $15,288	13,374	8,721
Other assets	8,811	10,179

Total Assets	$387,456	$329,960

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities	$148,140	$167,833
Income taxes payable	13,622	11,843

Total current liabilities	161,762	179,676

Accrued retirement benefits	77,660	79,462
Deferred rent and accrued lease losses	3,484	5,456
Other noncurrent liabilities	25,085	23,657

Minority interest in subsidiaries	740	498

Commitments and contingencies

Redeemable common stock - $1 par value:
50,000,000 shares authorized; 14,805,145 issued and outstanding; at redemption value		115,480

Permanent stockholders' equity:
Adjustment for redemption value greater than amounts paid in by stockholders		(6,097)

Preferred stock - No par value:
1,000,000 shares authorized; None issued and outstanding	-
Class A common stock - $.01 par value:
69,000,000 shares authorized; 9,390,000 issued and outstanding	94
Class B-1 common stock - $.01 par value:
15,000,000 shares authorized; 10,398,640 issued and outstanding	104
Class B-2 common stock - $.01 par value:
15,000,000 shares authorized; 13,244,355 issued and outstanding	132
Additional paid-in capital	146,649

Retained deficit	(19,893)	(64,223)
Cumulative translation adjustment (accumulated other comprehensive loss)	(8,361)	(3,949)

Total Liabilities and Stockholders' Equity	$387,456	$329,960

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended June 30,

	2001	2000	1999

Cash flows from operating activities:
Net income	$44,436	$18,533	$20,813
Adjustments to reconcile net income to net cash provided by operating activities:
Net adjustment from discontinued operations	-	-	(8,678)
Provision for doubtful receivables from clients	7,062	6,338	9,086
Depreciation	19,445	16,025	13,680
Non-cash compensation charge	751	-	-
Amortization of intangible assets	2,550	1,852	1,568
Provision for (benefit from) deferred income taxes	1,248	2,851	(7,295)
Income from affiliates	(4,098)	(3,116)	(2,524)
Minority interest in net income of consolidated subsidiaries	318	115	217
(Increase) decrease in assets (net of discontinued operations):
Receivables from clients	(15,914)	(13,210)	(25,071)
Income taxes receivable	-	-	2,216
Other current assets	678	(871)	(3,889)
Other assets	1,179	(717)	480
(Decrease) increase in liabilities (net of discontinued operations):
Accounts payable and accrued liabilities	(19,335)	15,871	52,149
Income taxes payable	1,779	(6,531)	12,052
Accrued retirement benefits	(1,802)	2,322	(5,388)
Deferred rent and accrued lease losses	(1,972)	(3,814)	(3,406)
Other noncurrent liabilities	1,731	1,810	1,132
Other, net	1,764	563	514
Discontinued operations, net	(265)	(1,090)	(5,537)

Net cash from operating activities	39,555	36,931	52,119

Cash flows used in investing activities:
Purchases of fixed assets	(29,486)	(20,235)	(19,684)
Proceeds from sales of fixed assets and investments	1,067	495	237
Acquisitions and contingent consideration payments	(7,992)	(3,069)	(6,207)
Distributions from affiliates	3,623	1,187	4,220

Net cash used in investing activities	(32,788)	(21,622)	(21,434)

Cash flows from/(used for) financing activities:
Borrowings and book overdrafts	(6)	-	(9,000)
Issuances of common stock, net of stock issuance costs	36,869	-	-
Issuances of redeemable common stock	134	132	15,451
Repurchases of redeemable common stock	(252)	(9,347)	(15,124)

Net cash from/(used for) financing activities	36,745	(9,215)	(8,673)

Effect of exchange rates on cash	(3,187)	(669)	568

Increase in cash and cash equivalents	40,325	5,425	22,580

Cash and cash equivalents at beginning of period	41,410	35,985	13,405

Cash and cash equivalents at end of period	$81,735	$41,410	$35,985

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Permanent Stockholders' Equity and Redeemable Common Stock
(Thousands of U.S. Dollars)

	Redeemable Common Stock	Retained Deficit	Cumulative Translation Loss	Adjustment for Redemption Value(Greater)/Less Than Amounts Paid in by Stockholders	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid in Capital	Total

Balance at June 30, 1998	$96,296	$(106,834)	$(2,916)	$25,240					$(84,510)

Comprehensive Income:
Net income		20,813	-	-					20,813
Foreign currency translation adjustment		-	354	-					354

Total Comprehensive Income									21,167
Effect of repurchases of 2,361,542 shares of redeemable common stock (various prices per share)	(15,124)	2,812	-	(2,812)					-
Effect of issuance of 2,557,201 shares of redeemable common stock	15,451
Adjustment of redemption value for change in Formula Book Value per share	11,008	-	-	(11,008)					(11,008)

Balance at June 30, 1999	107,631	(83,209)	(2,562)	11,420					(74,351)

Comprehensive Income:
Net income		18,533	-	-					18,533
Foreign currency translation adjustment		-	(1,387)	-					(1,387)

Total Comprehensive Income									17,146
Effect of repurchases of 1,326,971 shares of redeemable common stock (various prices per share)	(9,347)	453	-	(453)					-
Effect of issuance of 19,700 shares of redeemable common stock	132
Adjustment of redemption value for change in Formula Book Value per share	17,064	-	-	(17,064)					(17,064)

Balance at June 30, 2000	115,480	(64,223)	(3,949)	(6,097)					(74,269)
Effect of repurchases of 21,540 shares of redeemable common stock	(146)	(106)		106					-
Effect of issuance of 20,000 shares of redeemable common stock	134								-
Adjustment of redemption value for change in Formula Book Value per share				(118)					(118)
Elimination of redeemable feature of common stock and 2-for-1 share exchange (see Note 2)	(115,468)			6,109	$-	$148	$148	$109,063	115,468

Reclassification for sale of 3,118,500 shares by existing stockholders					32	(16)	(16)		-
Proceeds from sale of 3,321,500 shares by the Company, net of offering costs					33			34,993	35,026
Non cash compensation charge related to the sale of 44,796 shares of redeemable common stock prior to the initial public offering								751	751
Reclassification for sale of 2,845,715 shares by existing stockholders					28	(28)			-
Proceeds from sale of 104,285 shares by the Company, net of offering costs					1			1,842	1,843
Comprehensive Income
Net income		44,436							44,436
Foreign currency translation adjustment			(4,412)						(4,412)

Total Comprehensive Income									40,024

Balance at June 30, 2001	$-	$(19,893)	$(8,361)	$-	$94	$104	$132	$146,649	$118,725

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular Amounts in Thousands of U.S. Dollars Except Share and Percentage Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business - Watson Wyatt & Company Holdings (collectively referred to as "we", "Watson Wyatt" or the "Company"), together with our subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource related technology consulting.

In 1998, we discontinued our benefits administration outsourcing business as further described in Note 14.  The Consolidated Statement of Operations in 1999 reflects an adjustment to the charges recorded in 1998 for that discontinuation.

Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used when accounting for revenue, allowances for uncollectible receivables, investments in affiliates, depreciation and amortization, profits on long-term contracts, asset write-downs, employee benefit plans, taxes, accruals for premiums for professional liability insurance and discontinued operations.

Principles of Consolidation - Our consolidated financial statements include the accounts of the Company and our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.  Investments in affiliated companies over which we have the ability to exercise significant influence are accounted for using the equity method.

Reclassifications - Certain amounts previously presented have been reclassified to conform to the current presentation.

Cash and Cash Equivalents - We consider short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.  Such investments were $53,600,000 at June 30, 2001 and $23,500,000 at June 30, 2000.

Receivables from Clients - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at full billing rates less an allowance for unbillable amounts.

Revenue Recognition - For consulting services, revenue from clients are recorded as services are performed and are presented net of write-offs and estimated unbillable amounts.  Services rendered are generally billed on a monthly basis using fee arrangements defined at the inception of the project. Revenue includes reimbursable expenses billed to clients.  Revenue from long-term contracts is recognized on the percentage of completion basis.  Anticipated losses on long-term contracts are recognized as they become known.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) which summarizes certain of the staff's views on revenue recognition.  Our revenue recognition policies have been and continue to be in accordance with SAB 101.

Intangible Assets - Intangible assets consist primarily of goodwill related to the excess cost over net assets of purchased companies.  Goodwill is generally amortized on a straight-line basis over seven to fifteen years.  We regularly assess the recoverability of unamortized goodwill and other long-lived assets by comparing the probable future cash flows with the net book value of the underlying assets.  Losses so identified are then measured as the difference between the net book value of the asset and the discounted present value of the cash flows and are recorded as identified.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) which addresses the accounting for goodwill and intangible assets at and subsequent to their acquisition.  The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001, though early adoption is permitted.  We have not determined when we will adopt FAS 142 or what the impact of adoption will have on our financial statements, except that we will no longer record amortization of goodwill when adopted.

Other Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value.  Effective July 1, 2000, we adopted FAS 133, as amended.  It had no effect on our financial statements because we do not use derivative instruments as a hedging strategy or for any other purpose.

Employee Receivables - We had outstanding employee receivables included in other current and noncurrent assets totaling $1,913,000 and $2,173,000 at June 30, 2001 and June 30, 2000, respectively, related primarily to employee relocations.

Foreign Currency Translation - Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the Consolidated Statements of Operations.  Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.  Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year.  Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes that are not expected to be liquidated are not included in the Consolidated Statements of Operations but are reported separately and accumulated as the cumulative translation gain or loss within permanent stockholders' equity in the Consolidated Balance Sheets.  Prior to July 1, 2000, translation gains and losses on intercompany receivables and payables were included with the cumulative translation gain or loss since, prior to that time, the Company did not settle these accounts.

Fair Value of Financial Instruments - The carrying amount of our cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and ready liquidity of those instruments.  We had no borrowings outstanding under our revolving credit agreement at June 30, 2001 and June 30, 2000.  We know of no event of default that would require us to satisfy the guarantees described in Notes 10 and 16 other than as reflected in the Consolidated Financial Statements.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents, short-term investments and receivables from clients.  We invest our excess cash with high quality financial institutions.  Concentrations of credit risk with respect to receivables from clients are limited due to our large number of customers and their dispersion across many industries and geographic regions.

Stock-Based Compensation - We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), for the stock option plan adopted on June 26, 2000.  See Note 11. Compensation expense, if any, would be recorded and measured as the difference between the fair market value of the stock at the date of the grant and the option price.  The compensation expense would be recognized over the five-year vesting period identified in the plan.  For any cash based, non-stock awards, such as stock appreciation rights, compensation expense will be recognized over the vesting period to the extent that the market price of the stock increases.  We have elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

Earnings per Share - The computation of basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.  See Note 17 for identification of the components of basic and diluted earnings per share.

NOTE 2 - CORPORATE RESTRUCTURING AND PUBLIC STOCK OFFERINGS

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

The two-for-one share conversion, the elimination of the redeemable feature of Watson Wyatt & Company's redeemable common stock and the reclassification to permanent stockholders' equity has been reflected in the Consolidated Balance Sheet as of June 30, 2001, and has also been reflected in all earnings per share data on the Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999 as if the conversion were effective at the beginning of each period.

A total of 5,600,000 shares of class A common stock was offered and sold in our initial public offering at an offering price of $12.50 per share. Of the shares included in this transaction, Watson Wyatt & Company Holdings offered 2,800,000 newly-issued shares, and the selling stockholders offered the remaining 2,800,000 shares. On November 8, 2000, our underwriters exercised their over-allotment option. As a result, the underwriters purchased 840,000 shares of class A common stock from us and from the selling stockholders at the initial public offering price of $12.50 per share less the underwriting discount. Of the shares included in this transaction, Watson Wyatt & Company Holdings sold 521,500 newly-issued shares, and the selling stockholders sold 318,500 shares.

Net proceeds to the Company from these transactions were $35.0 million, net of underwriting discounts, commissions and other offering, merger and restructuring costs. We did not receive any proceeds from the sale of shares by the selling stockholders. We also paid $2.7 million to selling stockholders as reimbursement for commission payments resulting from the sale of their shares. This amount was recorded in the salaries and employee benefits line for the year ended June 30, 2001.

In June 2001, we completed a secondary public offering ("the Secondary") of our class A common stock.  In this offering, a total of 2,950,000 shares of class A common stock was offered and sold at a price of $22.00 per share.  Of the shares included in this transaction, Watson Wyatt & Company Holdings offered an additional 104,285 newly-issued shares, and the selling stockholders offered the remaining 2,845,715 shares.  On July 6, 2001, our underwriters exercised their over-allotment option.  As a result, the underwriters purchased an additional 442,500 shares of class A common stock from the selling stockholders at the offering price of $22.00 per share less the underwriting discount.

In conjunction with this offering, the Board of Directors waived the transfer restrictions on a total of 3,288,215 class B-1 shares to allow for conversion into the class A shares sold by selling stockholders.

Net proceeds to the Company from the Secondary were $1.8 million, net of underwriting discounts, commissions and other offering costs.  We did not receive any proceeds from the sale of shares by the selling stockholders.

NOTE 3 - CASH FLOW INFORMATION

Net cash from operating activities in the Consolidated Statements of Cash Flows includes cash payments for:

	Year Ended June 30,

	2001	2000	1999

Interest expense	$1,491	$1,879	$1,889
Income taxes	$30,660	$21,707	$5,462

NOTE 4 - INVESTMENTS IN AFFILIATES

Entities accounted for under the equity method are:

		June 30,

	Ownership Interest
		2001	2000

Watson Wyatt Partners	10.0%	$11,029	$11,113
Watson Wyatt & Company Holdings (Europe) Limited	25.0%	5,167	5,502
Professional Consultants Insurance Company, Inc.	27.4%	-	-

Total Investment in affiliates		$16,196	$16,615

On April 1, 1995, we transferred our United Kingdom ("U.K.") operations to Watson Wyatt Partners, formerly R. Watson & Sons ("Watsons"), an actuarial partnership based in the U.K., and received a beneficial interest in Watsons and a 10% interest in a defined profit pool of Watsons.  We also transferred our Continental European operations to a newly-formed holding company, Watson Wyatt & Company Holdings (Europe) Limited ("WWHE"), jointly owned and controlled by us and Watsons, in exchange for 50.1% of its shares.  The Company's historical basis in the assets and liabilities carried over.  Effective July 1, 1998, we sold one half of our investment in WWHE to Watsons; no gain or loss was recognized on the transaction.

Our interest in Watsons is an investment in a general partnership.  We retain the ability to exercise significant influence over WWHE.  As a result, both investments are accounted for under the equity method.

At June 30, 2001, our investments in WWHE and Watsons exceeded our share of the underlying net assets by $1,822,000 due primarily to the capitalization of external transaction costs incurred by us.  This basis differential is being amortized over periods of 10 to 15 years.

The Company's pre-tax income from affiliates includes the following:

	Year Ended June 30,

	2001	2000	1999

Equity in income from affiliates	$4,309	$3,326	$2,760
Amortization of basis differential	(211)	(210)	(236)

Income from affiliates	$4,098	$3,116	$2,524

Combined summarized balance sheet information at June 30 for the Company's affiliates follows:

	2001	2000

Current assets	$133,950	$120,372
Noncurrent assets	116,086	53,528

Total assets	$250,036	$173,900

Current liabilities	$55,557	$38,270
Noncurrent liabilities	132,407	78,653
Stockholders' equity	62,072	56,977

Total liabilities & stockholders' equity	$250,036	$173,900

Income from affiliates include our proportionate share of income from these equity investments from the dates of investment.  Combined summarized operating results for the years ended June 30, reported by the affiliates follow:

	2001	2000	1999

Revenue	$254,699	$224,507	$206,463
Operating expenses	187,395	166,265	155,330

Income before tax	$67,304	$58,242	$51,133

Net income	$65,784	$58,312	$51,116

NOTE 5 - FIXED ASSETS

Furniture, fixtures, equipment and leasehold improvements are recorded at cost, and presented net of accumulated depreciation or amortization.  Furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over lives ranging from three to seven years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the assets' lives or lease terms.

The components of fixed assets are:

	June 30,

	2001	2000

Furniture, fixtures and equipment	$98,322	$98,578
Leasehold improvements	38,016	29,870

	136,338	128,448

Less: accumulated depreciation and amortization	(83,722)	(83,211)

Net fixed assets	$52,616	$45,237

NOTE 6 - PENSION AND SAVINGS PLANS

Defined Benefit Plans

We sponsor both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (U.S., Canada, and Hong Kong), benefits are based on the number of years of service and the associate's compensation during the three highest paid consecutive years of service.

Contributions are limited to amounts that are currently deductible for tax purposes, and the excess of expense over such contributions and direct payments under non-qualified plan provisions is accrued.

The noncurrent portions of accrued costs related to our principal retirement plans are:

	June 30,

	2001	2000

Defined benefit retirement plans	$25,615	$27,905
Canadian Separation Allowance Plan	5,225	6,116
Postretirement benefits other than pensions	46,820	45,441

Accrued retirement benefits	$77,660	$79,462

Net periodic pension cost consists of the following components:

	Year Ended June 30,

	2001	2000	1999

Service cost	$25,432	$23,968	$22,976
Interest cost	28,612	26,163	23,909
Expected return on plan assets	(44,970)	(40,138)	(37,437)
Amortization of transition obligation	202	201	201
Amortization of net unrecognized gains	(8,190)	(6,188)	(5,979)
Amortization of prior service cost	2,008	2,012	1,841

Net periodic pension cost	$3,094	$6,018	$5,511

The following tables set forth the changes in the projected pension benefit obligation and fair value of the pension plan assets for the qualified and non-qualified plans:

	June 30,

	2001	2000

Benefit obligation at beginning of year	$394,024	$377,407
Service cost	25,432	23,968
Interest cost	28,612	26,163
Actuarial losses/(gains)	13,962	(13,959)
Benefit payments	(16,091)	(21,352)
Plan amendments	5	1,948
Foreign currency adjustment	(862)	(151)

Benefit obligation at end of year	$445,082	$394,024

	June 30,

	2001	2000

Fair value of plan assets at beginning of year	$460,154	$411,102
Actual return on plan assets	(34,589)	58,077
Divestitures	-	(254)
Company contributions	5,147	12,786
Benefit payments	(16,091)	(21,352)
Foreign currency adjustment	(837)	(205)

Fair value of plan assets at end of year	$413,784	$460,154

Pension plan assets consist of domestic equity, international equity and fixed income securities.

The following table sets forth selected information for plans with accumulated benefit obligations in excess of plan assets:

	June 30,

	2001	2000

Projected benefit obligation	$107,252	$86,620
Accumulated benefit obligation	61,662	46,892
Fair value of plan assets	-	-

The accrued pension benefit cost recognized in the Company's Consolidated Balance Sheets is computed as follows:

	June 30,

	2001	2000

Funded status at end of year	$(31,298)	$66,384
Unrecognized prior service cost	7,161	9,187
Unrecognized net loss/(gain)	630	(101,248)
Unrecognized transition obligation	396	592

Net accrued pension liability	$(23,111)	$(25,085)

Prepaid pension benefit cost	$55,489	$38,918
Accrued pension benefit liability	(78,600)	(64,003)
Intangible assets	-	-
Accumulated other comprehensive income	-	-

Net accrued pension liability	$(23,111)	$(25,085)

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, include:

	Year Ended June 30,

	2001	2000	1999

Discount rate, projected benefit obligation	7.25%	7.25%	7.00%
Discount rate, net periodic pension cost	7.25%	7.00%	6.75%
Expected long-term rate of return on assets	10.00%	10.00%	10.00%
Rate of increase in compensation levels	5.34%	5.34%	5.34%

Defined Contribution Plans

We sponsor a savings plan which provides benefits to substantially all U.S. associates and under which we match employee contributions at 50% of the first 6% of total pay, which includes base salary, overtime and annual performance-based bonuses.  Vesting of the Company match occurs after three years for new employees and is 100% for all employees hired before January 1, 1997.  The expense in fiscal years 2001, 2000 and 1999 for the match was $6.6 million, $5.6 million and $4.5 million, respectively.  Under the plan, we also have the ability to make discretionary profit-sharing contributions.  We made no profit sharing contributions during fiscal years 2001, 2000 or 1999.  We also sponsor a Canadian Separation Allowance Plan (CSAP) which provides benefits to substantially all Canadian associates.  The CSAP is an unfunded book reserve arrangement; as such, the amounts due to associates are recorded as a liability in the consolidated balance sheets of the Company.  CSAP expense for fiscal years 2001, 2000 and 1999 amounted to $357,000, $372,000 and $377,000, respectively.

NOTE 7 - BENEFITS OTHER THAN PENSIONS

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates.  We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as paid claims of prior periods.  The liability of $2,483,000 remained unchanged from June 30, 2000 to June 30, 2001, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Postretirement Benefits

We provide certain health care and life insurance benefits for retired associates.  The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal plans are unfunded.

Net periodic postretirement benefit cost consists of the following components:

	Year Ended June 30,

	2001	2000	1999

Service cost	$1,814	$1,877	$1,898
Interest cost	2,294	2,216	2,178
Amortization of transition obligation	45	46	46
Amortization of net unrecognized gains	(835)	(683)	(488)
Amortization of prior service cost	(128)	(127)	(127)

Net periodic postretirement benefit cost	$3,190	$3,329	$3,507

The following tables set forth the changes in the accumulated postretirement benefit obligation, Company contributions and benefit payments.

	June 30,

	2001	2000

Benefit obligation at beginning of year	$34,810	$34,981
Service cost	1,814	1,877
Interest cost	2,294	2,216
Participant contributions	272	267
Actuarial gains	(2,475)	(3,102)
Benefit payments	(1,648)	(1,413)
Foreign currency adjustment	(81)	(16)

Benefit obligation at end of year	$34,986	$34,810

	June 30,

	2001	2000

Fair value of plan assets at beginning of year	$-	$-
Company contributions	1,376	1,146
Participant contributions	272	267
Benefit payments	(1,648)	(1,413)

Fair value of plan assets at end of year	$-	$-

The accrued other postretirement benefit cost recognized in the Company's Consolidated Balance Sheets is computed as follows:

	June 30,

	2001	2000

Funded status at end of year	$(34,986)	$(34,810)
Unrecognized prior service cost	(1,075)	(1,198)
Unrecognized net loss	(12,791)	(11,163)
Unrecognized transition obligation	541	604

Net accrued postretirement liability	$(48,311)	$(46,567)

Prepaid postretirement benefit cost	$-	$-
Accrued postretirement benefit liability	(48,311)	(46,567)
Intangible assets	-	-
Accumulated other comprehensive income	-	-

Net accrued postretirement liability	$(48,311)	$(46,567)

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, include:

	Year Ended June 30,

	2001	2000	1999

Health care cost trend, accumulated benefit obligation:
Pre-65 benefits
(decreasing to 5.00% for 2007 and thereafter)	7.50%	8.00%	7.70%
Post-65 benefits
(decreasing to 5.00% for 2007 and thereafter)	8.30%	9.00%	7.10%
Discount rate, accumulated benefit obligation
postretirement benefit	7.25%	7.25%	7.00%
Discount rate, net periodic cost	7.25%	7.00%	6.75%

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost in fiscal year 2001	$259	$(200)
Effect on accumulated postretirement benefit obligation as of June 30, 2001	1,767	(1,816)

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	June 30,

	2001	2000

Accounts payable and accrued liabilities	$53,365	$58,653
Accrued salaries, bonuses and SIBP (a)	64,214	83,357
Current portion of defined benefit retirement plans and postretirement benefits other than pensions	2,723	2,491
Accrued vacation	15,641	14,840
Advance billings	12,197	8,492

Total accounts payable and accrued liabilities	$148,140	$167,833

[a]	Following the initial public offering, we terminated the stock incentive bonus plan (SIBP) and replaced it with equity-based incentive plans more customary to publicly-traded companies.

NOTE 9 - LEASES

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years.  We have entered into sublease agreements for some of our excess leased space.  The rental expense was $46,618,000, $44,563,000 and $43,631,000 for fiscal years 2001, 2000 and 1999, respectively.  Sublease income was $3,895,000, $3,534,000 and $4,208,000 for fiscal years 2001, 2000 and 1999, respectively.

Future cash outlays for operating lease commitments and cash inflows for sublease income are:

Fiscal	Lease	Sublease
year	commitments	income

2002	$41,675	$2,473
2003	33,541	130
2004	29,418	-
2005	24,450	-
2006	19,495	-
Thereafter	70,629	-

	$219,208	$2,603

As a result of relocations and the subleasing of excess office space, we recognized no lease termination losses in fiscal year 2001 or fiscal year 2000 and $341,000 in fiscal year 1999.

NOTE 10 - NOTE PAYABLE

We have a $95,000,000 revolving credit facility with a group of banks at an interest rate that varies with LIBOR and/or the Prime Rate.  We are charged a quarterly commitment fee, currently 3/10 of 1% of the facility, that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the revolving credit facility as of June 30, 2001 or 2000.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is collateralized by a blanket lien on all assets.  At June 30, 2001 we were in compliance with all covenants under the credit facility. The revolving portion of the credit facility is scheduled to mature on June 30, 2003.  A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $3,017,000 of the facility is currently unavailable for operating needs.

Additionally, the Company has a facility which is available to collateralize loans to associates for purchased redeemable common stock under our former Stock Purchase Program.  The maximum available borrowings under this facility were $14,323,000 and $25,000,000 at June 30, 2001 and 2000, respectively.  We guarantee these loans to our stockholders, the aggregate outstanding balances of which totaled $8,537,000 and $14,385,000 at June 30, 2001 and 2000, respectively.  Shares totaling 4,598,000 of Watson Wyatt & Company Holdings Class B shares and 3,273,000 of Watson Wyatt & Company's redeemable common stock were pledged by stockholders to collateralize these loans at June 30, 2001 and 2000, respectively.

NOTE 11 - EQUITY

2000 Long-Term Incentive Plan

On June 26, 2000, the Company adopted the Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan (the "Plan") which provides for the granting of nonqualified stock options and stock appreciation rights (collectively referred to as "Awards") to full-time associates of the Company and to non-associate members of the Board of Directors.  The total number of shares of Common Stock with respect to which Awards may be granted under the Plan is 4,500,000 shares.  Prior to adopting the Plan, the Company had no outstanding options.

The stock option agreements have seven year terms and vest 20% at each option anniversary date over a five-year period.  All options under the Plan are granted with an exercise price equal to the stock's fair market value on the date of grant.  Generally, options have been granted based on a percentage of annual compensation.

The table below presents stock option activity for fiscal year 2001, the first year of the Plan.

		Weighted
		average
	Number of	exercise
	shares	price

	(in 000's)

Outstanding at October 10, 2001	-	$-
Granted	1,932	13.41
Exercised	-	-
Forfeited	157	12.90
Expired	-	-

Outstanding at June 30, 2001	1,775	$13.45

Options exercisable at June 30, 2001	5	$12.50

The table below presents additional information about the options outstanding and exercisable at June 30, 2001:

	Outstanding Options			Exercisable Options

		Weighted	Average		Weighted
	Number	average	remaining	Number	average
Range of	of	exercise	contractual	of	exercise
exercise price	shares	price	life (years)	shares	price

	(in 000's)			(in 000's)

$ 12.50-$18.75	1,629	$12.69	6.30	5	$12.50
$ 18.76-$23.50	146	21.98	6.80	-	-

$ 12.50-$23.50	1,775			5

Effective for fiscal years beginning after December 15, 1995, FAS 123 establishes accounting and reporting standards for stock-based compensation plans.  FAS 123 encourages entities to use a "fair value based method" in accounting for employee stock-based compensation plans but allows the "intrinsic value based method" prescribed by APB 25.  The Company has elected to follow APB 25 in accounting for its employee stock options.  Under APB 25, the Company does not record compensation expense on the issuance of its options because the exercise price of employee stock options equals the stock's fair market value on the date of grant.

As required by FAS 123, the Company has determined pro forma net income and earnings per share as if the Company had accounted for stock options granted under the fair value method of FAS 123.  FAS 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant.

The Company used the Black-Scholes option valuation model to calculate the fair value of options.  Using the Black-Scholes model, the weighted average fair value of options granted during the year ended June 30, 2001 was $5.26 per option.  The following assumptions were used in the calculation.

Expected dividend yield	0%
Volatility	40%
Risk free interest rate	5.79%
Expected life	4 years

The table below reflects the pro forma effect on net income and earnings per share for fiscal year 2001 if the Company were to recognize compensation expense under the "fair value based method" of FAS 123.

	As reported	Pro forma

Net income	$44,436	$43,751
Basic earnings per share	1.39	1.36
Diluted earnings per share	1.37	1.35

Redeemable Common Stock

Prior to our initial public offering in October 2000, the value of the Company's redeemable common stock was determined by a formula book value per share, which was calculated on the last day of the preceding year in accordance with our bylaws. At June 30, 2000, the redemption value of outstanding shares was classified as redeemable common stock and not as permanent capital. At June 30, 2000, there were 14,805,145 shares issued and outstanding at a redemption price of $7.80.  In the permanent stockholders’ equity section, the "adjustment for redemption value greater than amounts paid in by shareholders" represents the amount that the redeemable value exceeded the cost of the stock.

Stock Plans

On March 19, 2001 the Board of Directors approved the creation of an employee stock purchase plan for all associates and a restricted stock program for senior associates. The proposed employee stock purchase plan and the restricted stock program will be implemented for fiscal 2002 subject to approval by a majority of stockholders at the annual stockholders' meeting currently scheduled for November 5, 2001. Management believes that these programs will not dilute earnings per share.

NOTE 12 - INCOME TAXES

The provision for income taxes is based upon reported income before income taxes.  Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.  The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

The components of the continuing operations income tax provision before minority interest and discontinued operations include:

	Year Ended June 30,

	2001	2000	1999

Current tax expense:
U.S.	$21,441	$5,276	$10,817
State and local	5,653	438	4,050
Foreign	5,281	6,630	3,877

	32,375	12,344	18,744

Deferred tax (benefit) expense:
U.S.	1,010	1,601	(5,776)
State and local	81	3,231	(1,407)
Foreign	157	(1,981)	(113)

	1,248	2,851	(7,296)

Total provision for income taxes	$33,623	$15,195	$11,448

Current foreign tax expense attributable to income from continuing operations was net of approximately $167,000, representing the tax benefit of a net operating loss carryover for the year ended June 30, 2001.  The current tax benefit was $180,000 and $0 for the years ended June 30, 2000 and 1999, respectively.

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2001 and June 30, 2000 are comprised of the following:

	June 30,

	2001	2000

Change in accounting method	$(31,855)	$-
Foreign temporary differences	(1,038)	(722)

Gross deferred tax liabilities	(32,893)	(722)

Cash method of accounting for U.S. income tax purposes	-	2,475
Difference between book and tax depreciation	7,336	4,573
Accrued retirement benefits	34,068	33,817
Deferred rent	2,587	3,804
Foreign temporary differences	4,709	5,125
Foreign net operating loss carryforwards	2,041	1,617
Discontinued operations exit costs	6,351	6,562
Tax credit carryforwards	1,300	1,042
Other accrued reserves	7,811	-
Accrued compensation	24,504	-
Other	204	241

Gross deferred tax assets	90,911	59,256

Deferred tax assets valuation allowance	(5,911)	(5,179)

Net deferred tax asset	$52,107	$53,355

At June 30, 2001 we had foreign tax credit carryforwards for U.S. tax purposes of $1,300,000, which expire in 2002 through 2006.  At June 30, 2001, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $6,169,000, of which $3,177,000 can be indefinitely carried forward under local statutes.  The remaining foreign loss carryforwards will expire, if unused, in varying amounts from 2002 through 2009. The valuation allowance applies to the tax effect of the foreign net operating loss carryforwards $(2,041,000), the tax effect of certain foreign temporary expenses $(2,570,000) and foreign tax credit carryovers $(1,300,000) for which realizability is considered uncertain.

The net change in the valuation allowance of $732,000 in fiscal year 2001 and $(1,703,000) in fiscal year 2000 is due primarily to the tax effect of the change in realizable foreign tax credits, foreign net operating losses and non-deductible foreign expenses.

Domestic and foreign components of income before taxes, minority interest and discontinued operations for each of the three years ended June 30 are as follows:

	2001	2000	1999

Domestic	$64,694	$22,581	$15,203
Foreign	13,683	11,262	8,597

	$78,377	$33,843	$23,800

The Company has not provided for deferred income taxes on undistributed earnings of foreign subsidiaries considered permanently invested in these entities.

The reported income tax provision for continuing operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate.  The principal reasons for the differences between the actual amounts provided and those which would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30,

	2001	2000	1999

Tax provision at U.S. federal statutory tax rate of 35%	$27,432	$11,845	$8,330
Increase (reduction) resulting from:
Foreign income subject to (lower) higher foreign tax rates	(259)	432	(377)
Tax benefit of foreign losses reserved, net	908	275	881
State income taxes, net of federal tax effect	3,727	2,384	1,207
Non-deductible amortization and other expenses	2,317	1,323	849
Tax credits	(1,042)	(1,282)	-
Other	540	218	558

Income tax provision	$33,623	$15,195	$11,448

NOTE 13 - SEGMENT INFORMATION

During the second quarter of fiscal year 2001, we changed the structure of our internal organization in the manner that caused the composition of our reportable segments to change.  In order to better position the Company to deliver the integrated, global solutions that have the largest impact on our growth, management consolidated our three U.S. regions into a single region.  As a result of this consolidation, and because we also use a practice-based matrix form of organization for our North America Regions, we have changed our reportable segments to reflect our practice-based structure.  After the change, we have five reportable segments:

(1)	Benefits Group
(2)	HR Technologies Group
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communications)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income.  Prior year data has been restated to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the year ended June 30, 2001:

		HR	Human
	Benefits	Technologies	Capital		All
	Group	Group	Group	International	Other	Total

Revenue (net of reimbursable expenses)	$371,518	$95,926	$54,225	$74,240	$71,563	$667,472
Net operating income	97,823	23,779	3,807	11,351	5,852	142,612
Interest expense	1,865	268	311	23	286	2,753
Depreciation & amortization	8,407	2,492	1,447	2,070	2,566	16,982
Receivables	87,111	15,109	10,972	17,113	12,941	143,246

The table below presents specified information about reported segments as of and for the year ended June 30, 2000:

		HR	Human
	Benefits	Technologies	Capital		All
	Group	Group	Group	International	Other	Total

Revenue (net of reimbursable expenses)	$334,296	$79,675	$49,697	$67,829	$62,129	$593,626
Net operating income	80,507	17,812	5,328	10,647	4,791	119,085
Interest expense	1,776	456	240	152	296	2,920
Depreciation & amortization	8,062	2,381	1,295	1,658	4,201	17,597
Receivables	78,623	16,539	11,110	19,243	12,212	137,727

The table below presents specified information about reported segments as of and for the year ended June 30, 1999:

		HR	Human
	Benefits	Technologies	Capital		All
	Group	Group	Group	International	Other	Total

Revenue (net of reimbursable expenses)	$307,075	$66,323	$40,992	$55,804	$56,814	$527,008
Net operating income	71,115	8,859	(2,992)	6,399	4,286	87,667
Interest expense	1,631	577	302	115	275	2,900
Depreciation & amortization	7,514	2,266	1,298	1,424	4,000	16,502
Receivables	77,955	17,979	11,704	16,567	9,375	133,580

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	2001	2000	1999

Revenue:
Total segment external and intersegment revenue	$667,472	$593,626	$527,008
Reimbursable expenses not included in segment revenue	32,363	30,829	30,426
Other, net	354	128	(574)

Consolidated revenue	$700,189	$624,583	$556,860

Net Operating Income:
Total segment income	$142,612	$119,085	$87,667
Sublease loss	-	-	(341)
Income from affiliates	4,098	3,116	2,524
Differences in allocation methods from depreciation, G&A and pension costs	(3,683)	(3,218)	1,277
Gain on sale of business units	786	583	2,723
Discretionary bonuses and SIBP (a)	(63,326)	(81,560)	(67,194)
IPO-related compensation charge	(3,480)	-	-
Other, net	1,370	(4,163)	(2,856)

Consolidated pretax income from continuing operations	$78,377	$33,843	$23,800

Interest Expense:
Total segment expense	$2,753	$2,920	$2,900
Differences in allocation method	(1,609)	(1,044)	(254)

Consolidated interest expense	$1,144	$1,876	$2,646

Depreciation & Amortization:
Total segment expense	$16,982	$17,597	$16,502
Capitalized software amortization, not allocated to segments	-	-	-
Goodwill amortization, not allocated to segments	2,550	1,852	1,568
Differences in allocation method and other	2,463	(1,571)	(2,822)

Consolidated depreciation and amortization expense	$21,995	$17,878	$15,248

Receivables:
Total segment receivables	$143,246	$137,727	$133,580
Net valuation differences and receivables of discontinued operations	8,344	5,011	2,286

Total billed and unbilled receivables	151,590	142,738	135,866
Assets not reported by segment	235,866	187,222	178,094

Consolidated assets	$387,456	$329,960	$313,960

[a]	Following the initial public offering, we terminated the SIBP and replaced it with equity-based incentive plans more customary to publicly-traded companies.

The following represents total revenue and long lived assets information by geographic area as of and for the years ended June 30:

	Fees			Long Lived Assets

	2001	2000	1999	2001	2000	1999

United States	$571,269	$512,826	$464,521	$66,624	$50,772	$53,618
Foreign	128,920	111,757	92,339	24,373	29,980	21,451

	$700,189	$624,583	$556,860	$90,997	$80,752	$75,069

Revenue is based on the country of domicile for the legal entity which originated the fees.  Exclusive of the United States, fees from no single country constituted more than 10% of consolidated revenues.  Fees from no single customer constituted more than 10% of consolidated revenues.

NOTE 14 - DISCONTINUED OPERATIONS

During fiscal year 1998, we recorded a pre-tax loss on the discontinuation of our benefits administration outsourcing business, Wellspring Resources LLC ("Wellspring").

In fiscal year 1999, we were able to clarify the remaining future obligations and costs associated with their discontinuation.  As a result, we reduced the amount of our provision for losses from disposal of the benefits administration outsourcing business by $15,000,000, less the associated tax expense of $6,322,000.  The net credit to income of $8,678,000 is reflected in the Consolidated Statement of Operations for fiscal year 1999 in the line "Adjustment on disposal of discontinued outsourcing business."

In conjunction with the discontinuation, we agreed to perform certain outsourcing contracts until their respective contract expirations.  We also agreed to indemnify Wellspring for certain costs and losses as a result of services provided by Wellspring on our behalf.  Further, we were released from certain liabilities relating to the Wellspring business.

 NOTE 15 - RELATED PARTY TRANSACTIONS

In connection with the contractual servicing of the outsourcing contracts (as discussed in Note 14), Wellspring provided the services to those clients on our behalf.  Our obligation to service the retained clients ceased during fiscal year 1999 and there were no amounts due to Wellspring at either June 30, 2001 or 2000. Expenses charged to us by Wellspring for such services for fiscal 1999 were $11,600,000.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

We are a defendant in certain lawsuits arising in the normal course of business, some of which are in their earliest stages. We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance.  There are no such matters currently pending that management believes will have a material impact on our financial statements.  The Company has provided for the $1 million self-insured retention where estimated losses in excess of such amount are considered probable.  The actual outcome of any lawsuit does not result in any additional loss to the Company.

As of June 30, 2001 and 2000, we and our affiliates had outstanding letters of credit of $3,017,000 and $2,225,000, respectively.

We continue to guarantee certain leases for office premises and equipment for Wellspring.  Minimum remaining payments guaranteed under these leases at June 30, 2001 total $38,900,000, which expire at various dates through 2007.  These leases are also jointly and severally guaranteed by our former partner in Wellspring, State Street Bank and Trust Company.  The estimated loss from the potential exercise of these guarantees was included in the loss on disposal of the benefits administration outsourcing business in fiscal year 1998.

NOTE 17 - EARNINGS PER SHARE

	Year ended June 30,

	2001	2000	1999

Income from continuing operations	$44,436	$18,533	$12,135

Discontinued operations:

Adjustment on disposal of discontinued outsourcing business (net of applicable income tax expense of $6,322)	-	-	8,678

Net income	$44,436	$18,533	$20,813

Weighted average outstanding shares of common stock	32,068	30,000	30,430
Dilutive effect of employee stock options	295	-	-

Common stock and stock equivalents	32,363	30,000	30,430

Earnings per share, income from continuing operations:
Basic	$1.39	$0.62	$0.40

Diluted	$1.37	$0.62	$0.40

Earnings per share, discontinued operations (net of tax):
Basic	$-	$-	$0.28

Diluted	$-	$-	$0.28

Earnings per share, net income:
Basic	$1.39	$0.62	$0.68

Diluted	$1.37	$0.62	$0.68

There were 136,585 outstanding stock options for the year ended June 30, 2001 that were not included in the diluted earnings per share calculation because their effect would have been antidilutive.

Earnings per share data for the years ended June 30, 2001, 2000 and 1999 have been restated to reflect the corporate reorganization and two-for-one share conversion as if the corporate reorganization and two-for-one share conversion were effective at the beginning of each fiscal year.  See Note 2 of the Consolidated Financial Statements for further information regarding the initial public offering.

NOTE 18 - QUARTERLY FINANCIAL DATA (unaudited)

Unaudited summarized financial data by quarter for the years ended June 30, 2001 and 2000 is as follows (in thousands, except per share amounts):

	2001 Quarter Ended

	September 30	December 31	March 31	June 30

Revenue	$170,693	$168,781	$176,345	$184,370
Income from operations	22,059	10,655	17,474	22,380
Income before income taxes and minority interest	23,379	11,922	19,242	23,834
Net income	$13,335	$6,737	$10,915	$13,449
Earnings per share:
Basic	$0.45	$0.21	$0.33	$0.41
Diluted	$0.45	$0.20	$0.33	$0.40

	2000 Quarter Ended

	September 30	December 31	March 31	June 30

Revenue	$146,323	$152,411	$157,502	$168,347
Income from operations	10,623	3,289	6,091	10,777
Income before income taxes and minority interest	12,257	3,962	6,373	11,251
Net income	$6,356	$2,204	$3,558	$6,415
Earnings per share:
Basic	$0.21	$0.07	$0.12	$0.22
Diluted	$0.21	$0.07	$0.12	$0.22

NOTE 19  -  SUBSEQUENT EVENTS (unaudited)

On August 16, we announced the sale of our U.S.-based public sector retirement business to Gabriel, Roeder, Smith & Company (GRS).  The sale includes approximately 120 U.S. public sector retirement clients, representing roughly $6 million in annual revenues.

Simultaneous with the sale, we have entered into an alliance agreement with GRS under which we will mutually refer future business opportunities and explore joint consulting assignments.  This agreement will be effective August 31, 2001.

WATSON WYATT & COMPANY HOLDINGS

Schedule II
Valuation and Qualifying Accounts and Reserves
(Thousands of U.S. Dollars)

		Additions
		Charged Against	Additions			Balance at
	Balance at	(Credited to)	Charged to			End of
Description	Beginning of Year	Revenue	Other Accounts		Deductions	Year

		Year Ended June 30, 2001

Allowance for
uncollectible accounts	$2,832	$6,608	$-		$(6,745)	$2,695

Allowance for
unbillable accounts	$676	$454	$-		$-	$1,130

Valuation allowance
for deferred tax assets	$5,179	$-	$732	(1)	$-	$5,911

		Year Ended June 30, 2000

Allowance for
uncollectible accounts	$3,701	$6,458	$-		$(7,327)	$2,832

Allowance for
unbillable accounts	$796	$(120)	$-		$-	$676

Valuation allowance
for deferred tax assets	$6,882	$-	$(1,703	)(2)	$-	$5,179

		Year Ended June 30, 1999

Allowance for
uncollectible accounts	$2,142	$9,503	$-		$(7,944)	$3,701

Allowance for
unbillable accounts	$1,213	$(417)	$-		$-	$796

Valuation allowance
for deferred tax assets	$6,271	$-	$611	(3)	$-	$6,882

(1)	The net increase is primarily due to the tax effect of the change in realizable foreign tax credits, foreign net operating loss carryforwards and other foreign temporary differences.
(2)	The net decrease is primarily due to the tax effect of the change in realizable foreign net operating losses, foreign tax credits, and other foreign temporary differences.
(3)	The net increase is primarily due to the tax effect of the change in realizable net operating losses, and other foreign temporary differences.

Item 14(c).  Exhibit Index.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings[1]
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings[2]
4	Form of Certificate Representing Common Stock[1]
10.1	Amended Credit Agreement Among Bank of America, N.A. and Others dated October 6, 2000[4]
10.2	Consent of Bank of America, N.A. [3]
10.3	Agreement with David B. Friend, M.D., dated October 22, 1999[1]
10.4	Senior Officer Deferred Compensation Plan[3]
10.5	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares[5]
21	Subsidiaries of Watson Wyatt & Company Holdings[3]
23	Consent of the Company's Independent Accountants[3]

[1]	Incorporated by reference from Registrant's Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000
[2]	Incorporated by reference from Registrant's Form 10-Q, filed on May 2, 2001
[3]	Filed with this Form 10-K
[4]	Incorporated by reference from Registrant's Form 10-Q, filed on November 14, 2000
[5]	Incorporated by reference from Registrant's Form S-3/A, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000