Form 10-Q
period 2001-09-30
WATSON WYATT & CO HOLDINGS
filed 2001-11-09
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

        For the quarterly period ended September 30, 2001

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2001.
Class	Number of Shares
Class A Common Stock, $.01 par value	20,103,075
Class B Common Stock, $.01 par value	12,931,317

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2001

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Amounts)

	Three Months Ended September 30,

	2001	2000

	(Unaudited)

Revenue	$ 172,456	$ 170,693

Costs of providing services:
Salaries and employee benefits	91,727	89,763
Professional and subcontracted services	10,199	11,179
Occupancy, communications and other	28,160	26,644
General and administrative expenses	16,637	15,131
Depreciation and amortization	5,388	5,917

	152,111	148,634

Income from operations	20,345	22,059

Other:
Interest income	764	577
Interest expense	(322)	(273)

Other non-operating income	1,000	-
Income from affiliates	692	1,003

Income before income taxes	22,479	23,366

Provision for income taxes	8,991	10,031

Net income	$ 13,488	$ 13,335

Basic earnings per share, net income	$ 0.41	$ 0.45

Diluted earnings per share, net income	$ 0.40	$ 0.45

Weighted average shares of common stock, basic	33,033	29,617

Weighted average shares of common stock, diluted	33,525	29,617

See accompanying notes
1

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars)

	September 30,	June 30,
	2001	2001

	(Unaudited)
Assets
Cash and cash equivalents	$ 19,892	$ 81,735
Receivables from clients:

Billed, net of allowances of $4,839 and $2,695	96,682	84,361
Unbilled, net of allowances of $2,133 and $1,130	75,889	67,229

	172,571	151,590

Deferred income taxes	13,581	13,581
Other current assets	16,417	11,027

Total current assets	222,461	257,933

Investment in affiliates	17,122	16,196
Fixed assets, net of accumulated depreciation of $89,053 and $83,722	51,863	52,616
Deferred income taxes	38,526	38,526
Goodwill	15,686	12,823
Intangible assets	520	551
Other assets	9,797	8,811

Total Assets	$ 355,975	$ 387,456

Liabilities

Accounts payable and accrued liabilities	$ 88,151	$ 148,116
Book overdrafts	5,808	24
Income taxes payable	17,975	13,622

Total current liabilities	111,934	161,762

Accrued retirement benefits	80,948	77,660
Deferred rent and accrued lease losses	3,089	3,484
Other noncurrent liabilities	26,955	25,825

Total Liabilities	222,926	268,731

Commitments and contingencies

Stockholders' Equity
Class A common stock - $.01 par value:
69,000,000 shares authorized;
9,832,500 issued and outstanding	98	94
Class B-1 common stock - $.01 par value:
15,000,000 shares authorized;
9,956,140 issued and outstanding	100	104
Class B-2 common stock - $.01 par value:
15,000,000 shares authorized;
13,244,355 issued and outstanding	132	132
Additional paid-in capital	146,593	146,649

Retained deficit	(6,405)	(19,893)
Cumulative translation adjustment (accumulated other
comprehensive loss)	(7,469)	(8,361)

Total Stockholders' Equity	133,049	118,725

Total Liabilities and Stockholders' Equity	$ 355,975	$ 387,456

See accompanying notes
2

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Three months ended September 30,

	2001	2000

	(Unaudited)
Cash flows used for operating activities:
Net income	$ 13,488	$ 13,335
Adjustments to reconcile net income to net cash
used for operating activities:
Provision for doubtful receivables from clients	3,931	5,963
Depreciation	5,356	5,388
Amortization of goodwill and intangible assets	32	529
Income from affiliates	(692)	(1,003)
Increase in assets (net of discontinued operations):
Receivables from clients	(24,912)	(32,746)
Other current assets	(5,390)	(2,095)
Other assets	(986)	(1,393)
(Decrease) increase in liabilities (net of discontinued operations):
Accounts payable and accrued liabilities	(59,831)	(28,156)
Income taxes payable	4,353	2,406
Accrued retirement benefits	3,288	1,216
Deferred rent and accrued lease losses	(395)	(570)
Other noncurrent liabilities	1,108	(428)
Other, net	(701)	597
Discontinued operations, net	(165)	(102)

Net cash used for operating activities	(61,516)	(37,059)

Cash flows used in investing activities:
Purchases of fixed assets	(4,799)	(3,109)
Proceeds from divestitures	1,000	-
Acquisitions and contingent consideration payments	(2,987)	(5,908)
Distributions from affiliates	324	907

Net cash used in investing activities	(6,462)	(8,110)

Cash flows from financing activities:
Borrowings and book overdrafts	5,784	21,856
Issuances of common stock, net of offering costs	(56)	-
Issuances of redeemable common stock	-	134
Repurchases of redeemable common stock	-	(232)
Net cash from financing activities	5,728	21,758

Effect of exchange rates on cash	407	(753)

Decrease in cash and cash equivalents	(61,843)	(24,164)

Cash and cash equivalents at beginning of period	81,735	41,410

Cash and cash equivalents at end of period	$ 19,892	$ 17,246

See accompanying notes
3

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders' Equity
(Thousands of U.S. Dollars)
		(Unaudited)

	Retained Deficit	Cumulative Translation Gain/(Loss)	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid in Capital	Total

Balance at June 30, 2001	$ (19,893)	$ (8,361)	$ 94	$ 104	$ 132	$ 146,649	$ 118,725
Comprehensive income:
Net income	13,488						13,488
Foreign currency translation adjustment		892					892

Total comprehensive income							14,380

Reclassification for sale of 442,500 shares
by existing stockholders			4	(4)			-

Secondary public offering costs						(56)	(56)

Balance at September 30, 2001	$ (6,405)	$ (7,469)	$ 98	$ 100	$ 132	$ 146,593	$ 133,049

See accompanying notes
4

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

1.    The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries (collectively referred to as "we," "Watson Wyatt" or the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov.

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2002. The results reflect estimated bonuses ultimately accrued at the discretion of the Company's Board of Directors and anticipated tax rates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Watson Wyatt has historically applied the purchase method of accounting to its acquisitions and will continue to do so in the future.

FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized and that these assets must be tested at least annually for impairment. FAS 142 also provides that the amortization of intangible assets with finite lives is not limited to 40 years. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001, although early adoption is permitted. The Company has elected to early adopt the provisions effective July 1, 2001.

FAS 142 requires that goodwill be tested annually beginning in the year of adoption. The Company has completed its transitional impairment testing of goodwill as of July 1, 2001 for all of its reporting units and has concluded that no impairment of goodwill exists.

The following table reflects consolidated results adjusted as though the adoption of FAS 142 occurred as of July 1, 2000:
	Three Months Ended September 30,

	2001	2000

Net income, as reported	$13,488	$13,335
Goodwill amortization, net of tax	--	279
Equity method goodwill amortization, net of tax	--	30

Net income, as adjusted	$13,488	$13,644

Basic earnings per share, as reported	$0.41	$0.45
Goodwill amortization	--	0.01
Equity method goodwill amortization	--	--

Basic earnings per share, as adjusted	$0.41	$0.46

Diluted earnings per share, as reported	$0.40	$0.45
Goodwill amortization	--	0.01
Equity method goodwill amortization	--	--

Diluted earnings per share, as adjusted	$0.40	$0.46

The changes in the carrying amount of goodwill for the quarter ended September 30, 2001 are as follows:
	Benefits Group	eHR Group	Human Capital Group	International	All Other	Total

Balance as of June 30, 2001	$10,807	$724	$59	$19	$1,214	$12,823
Goodwill recorded during the period	2,987	--	--	--	--	2,987
Impairment losses	--	--	--	--	--	--
Translation adjustment	(122)	--	(2)	--	--	(124)

Balance as of September 30, 2001	$13,672	$724	$57	$19	$1,214	$15,686

The following table reflects the components of intangible assets at September 30, 2001:
	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Non-compete agreements	$672	$242
Purchased software	125	35

Total amortizable intangible assets	$797	$277

The weighted average remaining life of amortizable intangible assets at September 30, 2001 was 4.3 years.

Amortization expense for the quarter ended September 30, 2001 was $32,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:
Fiscal year ending June 30:	Amount

2002	$128
2003	128
2004	117
2005	95
2006	63

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

4.    During the second quarter of fiscal year 2001, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change. In order to better position the Company to deliver the integrated, global solutions that have the largest impact on our growth, management consolidated our three U.S. regions into a single region. As a result of this consolidation, and because we also use a practice-based matrix form of organization for our North American regions, we have changed our reportable segments to reflect our practice-based structure. After the change, we have five reportable segments:
(1)	Benefits Group
(2)	eHR Group
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communications)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior year data has been restated to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the three months ended September 30, 2001:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$ 92,922	$ 27,636	$ 11,776	$ 16,885	$ 16,585	$165,804
Net operating income/(loss)	20,391	6,110	(2,425)	817	2,061	26,954
Receivables	102,653	23,618	11,707	17,073	13,889	168,940

The table below presents specified information about reported segments as of and for the three months ended September 30, 2000:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$ 88,780	$ 24,852	$ 13,967	$ 18,377	$ 16,585	$ 163,650
Net operating income/(loss)	21,883	8,676	2,735	3,550	2,061	40,904
Receivables	95,930	23,106	14,663	19,810	13,889	168,720

Information for the three months ended September 30, 2000 has been restated to reflect the realignment of a group of U.S. consultants who deal with large multinational assignments into the "Benefits Group" from "Other." The amounts reclassified include revenue and expense of $1,863,000 and receivables of $2,432,000.

Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follow for the three month period ended September 30, 2001 and 2000:

	Three Months Ended September 30,
	2001	2000
Revenue:
Total segment revenue	$ 165,804	$ 163,650
Reimbursable expenses not included in total segment revenue	6,187	7,017
Other, net	465	26

Consolidated revenue	$ 172,456	$ 170,693

Net Operating Income:
Total segment net operating income	$ 26,954	$ 40,904
Income from affiliates	692	1,003
Differences in allocation methods for depreciation, G&A and pension costs	(162)	(132)
Gain on sale of U.S. based public plan retirement business	1,000	-
Gain on sale of business units, other	42	400
Discretionary compensation	(6,335)	(19,100)
Other, net	288	291

Consolidated pretax income from continuing operations	$ 22,479	$ 23,366

Receivables:
Total segment receivables - billed and unbilled	$ 168,940	$ 168,720
Net valuation differences	3,631	801

Total billed and unbilled receivables	172,571	169,521
Assets not reported by segment	183,404	168,308

Consolidated assets	$ 355,975	$ 337,829

5.    Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:
	Three Months Ended September 30,
	2001	2000

Net income	$ 13,488	$ 13,335

Weighted average outstanding shares of common stock	33,033	29,617
Dilutive effect of employee stock options	492	-

Common stock and stock equivalents	33,525	29,617

Earnings per share:
Basic	$ 0.41	$ 0.45

Diluted	$ 0.40	$ 0.45

6.    From time to time, we are a party to various lawsuits, arbitrations or mediations, typically involving claims relating to the rendering of professional services or employment matters. Management believes that the results of all such proceedings will not have a material adverse effect on our financial condition. We carry professional liability insurance with a self-insured retention of $1 million per occurrence, which has been provided for where estimated losses equal to or in excess of such amount are considered probable. We also carry employment practices liability insurance. For further details, refer to Part II, Item 1, "Legal Proceedings," on page 18.

7.    On March 19, 2001 the Board of Directors approved the creation of an employee stock purchase plan for all associates and a restricted stock program for senior associates. The proposed employee stock purchase plan and the restricted stock program were approved at the annual stockholders' meeting on November 5, 2001 and will be implemented during fiscal year 2002. Management believes that these programs will not dilute earnings per share.

8.    Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss. For the three months ended September 30, 2001, comprehensive income totaled $14.4 million compared with $12.1 million for the three months ended September 30, 2000.

9.    Effective August 31, 2001, we sold our U.S. based public sector retirement business to Gabriel, Roeder, Smith & Company ("GRS"). The sale included approximately 120 U.S. public sector retirement clients, representing approximately $6.0 million in annual revenues.

In accordance with the terms of the sale, GRS paid $1.0 million to the Company during the current quarter. The amount of additional contractual cash payments over the next five years are contingent upon the successful transition of certain clients to GRS and upon their retention by GRS. The Company has also elected to receive approximately 7% of the common stock of GRS in lieu of a portion of future cash payments. The total potential value of stock and cash proceeds from the sale is anticipated to be $3.3 million, subject to the contingencies noted above.

Simultaneous with the sale, we entered into an alliance agreement with GRS under which we will mutually refer future business opportunities and explore joint consulting assignments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Watson Wyatt is a global provider of human capital consulting services. We operate from 62 offices in 18 countries throughout North America, Asia-Pacific and Latin America. We provide services in three principal practice areas: benefits, human resources technologies (eHR) and human capital consulting. Watson Wyatt & Company, which became a wholly-owned subsidiary of Watson Wyatt & Company Holdings as a result of our corporate reorganization and initial public offering in October 2000, was incorporated in Delaware on February 17, 1958. Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Including our predecessors, we have been in business since 1946. In 1995, we entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom based actuarial, benefits and human resources consulting partnership that was founded in 1878. We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. Since 1995, we and our alliance partners have marketed our services globally and seamlessly under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

Watson Wyatt's principal executive offices are located at 1717 H Street NW, Washington, DC 20006. Our web site is www.watsonwyatt.com. Information on this website is not a part of this filing.

Global Operations

We employ approximately 4,300 associates as follows:

Benefits Group	1,550
eHR Group	450
Human Capital Group	260
International	940
Other (Including Data Services and Communications)	790
Corporate	310

Total	4,300

Principal Services

We focus on the following core consulting areas:

Benefits: The Benefits Group provides analysis, design and implementation of retirement programs, including actuarial services and required reporting of plan contributions and funding levels, group health benefit plan design and provider selection and defined contribution plan design and related services.

eHR: The eHR Group develops technology-based solutions to reduce employer costs and improve employee service in human resources administration, including web-based applications.

Human Capital: The Human Capital Group provides comprehensive consulting in compensation plan design, executive compensation, salary management and organizational effectiveness consulting.

International: Our consultants, working internationally, operate on a geographic basis from 24 offices in 16 countries and provide consulting services in the practice areas mentioned herein.

Other: While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. Examples include:

(1) Communication consulting: Our communication consulting group provides research on employee attitudes and communication effectiveness, conducts communications audits, facilitates research and focus groups, provides communications planning and implementation and assists employers in complying with disclosure requirements.

(2) Data Services: Watson Wyatt Data Services produces custom and standard compensation and benefits surveys and human resource reference materials for use by global and local companies in 50 countries. Over 7,500 companies participate in our surveys and our products include over 70 compensation, benefits and employment practices references and survey reports.

Watson Wyatt Worldwide Alliance

Recognizing that a global organization is essential to service the needs of our clients, we established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, we made a strategic decision in 1995 to strengthen our European capabilities significantly and extend our global reach by entering into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, we have marketed our services globally and seamlessly under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 87 offices in 29 countries and employs over 6,200 associates. Watson Wyatt & Company operates 62 offices in 18 countries in North America, Asia-Pacific and Latin America. Watson Wyatt Partners operates 10 offices in the United Kingdom and Ireland. The alliance operates 15 offices in 9 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by Watson Wyatt and 75% owned by Watson Wyatt Partners.

Financial Statement Overview

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the first quarter of fiscal year 2002 (September 30, 2001), a Consolidated Balance Sheet as of the end of fiscal year 2001 (June 30, 2001), Consolidated Statements of Operations for the three month periods ended September 30, 2001 and 2000, Consolidated Statements of Cash Flows for the three month periods ended September 30, 2001 and 2000 and a Consolidated Statement of Changes in Stockholders' Equity for the three month period ended September 30, 2001.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis; management believes the approximate percentages of such billing methods are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations have comprised approximately 80% of consolidated revenue. No single client accounted for more than 4% of our consolidated revenue for any of the most recent three fiscal years.

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

Results of Operations. The table below sets forth Consolidated Statements of Operations data as a percentage of revenue for the periods indicated:

Three Months Ended September 30,
	2001	2000

Revenue	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	53.2	52.6
Professional and subcontracted services	5.9	6.5
Occupancy, communications and other	16.4	15.6
General and administrative expenses	9.6	8.9
Depreciation and amortization	3.1	3.5

	88.2	87.1

Income from operations	11.8	12.9

Other:
Interest income	0.4	0.3
Interest expense	(0.2)	(0.1)

Other non operating income	0.6	--
Income from affiliates	0.4	0.6

Income before income taxes	13.0	13.7

Provision for income taxes	5.2	5.9

Net income	7.8%	7.8%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue. Revenue from continuing operations was $172.5 million for the first three months of fiscal year 2002, compared to $170.7 million for the first three months of fiscal year 2001, an increase of $1.8 million, or 1%. This revenue growth was comprised of a $4.1 million, or 5% increase in our Benefits Group and a $2.8 million or 11% increase in our eHR Group, partially offset by a $2.2 million, or 16% decrease in our Human Capital Group, a $1.5 million, or 8% decrease in International and a $1.1 million, or 6% decrease in Other practice areas in North America. The ongoing economic slowdown the Company experienced early in the quarter was further amplified by the tragic events of September 11th.  Management believes the Company lost 2 to 3 days of billable time as a result.

Salaries and Employee Benefits. Salaries and employee benefit expenses for the first three months of fiscal year 2002 were $91.7 million, compared to $89.8 million for the first three months of fiscal year 2001, an increase of $1.9 million, or 2%. The increase is mainly due to a $7.3 million increase in salaries, which is primarily the result of a 10% increase in headcount, a $3.8 million increase in pension expenses and a $1.7 million increase in benefits and wage taxes, partially offset by an $11.0 million decrease in the accrual for variable compensation. As a percentage of revenue, salaries and employee benefits increased from 52.6% to 53.2%.

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations were $10.2 million for the first three months of fiscal year 2002, compared to $11.2 million for the first three months of fiscal year 2001, a decrease of $1.0 million, or 9%. The decrease was mainly due to a $0.6 million decrease in reimbursable expenses incurred on behalf of clients. As a percentage of revenue, professional and subcontracted services decreased from 6.5% to 5.9%.

Occupancy, Communications and Other. Occupancy, communications and other expenses were $28.2 million for the first three months of fiscal year 2002, compared to $26.6 million for the first three months of fiscal year 2001, an increase of $1.6 million, or 6%. The increase was mainly due to higher rent expense of $1.2 million, which is attributable to an increase in leased space required to support our operations and higher real estate taxes and operating expenses. The remainder of the increase was primarily due to the additional capacity required to expand our electronic communications infrastructure. As a percentage of revenue, occupancy, communication and other increased from 15.6% to 16.4%.

General and Administrative Expenses. General and administrative expenses for the first three months of fiscal year 2002 were $16.6 million, compared to $15.1 million for the first three months of fiscal year 2001, an increase of $1.5 million, or 10%. The increase was mainly due to a $1.3 million increase in salaries and a $0.8 million increase in pension and insurance expenses on an 8% increase in headcount, partially offset by a lower fiscal year end bonus accrual of $1.0 million. As a percentage of revenue, general and administrative expenses increased from 8.9% to 9.6%.

Depreciation and Amortization. Depreciation and amortization expense for the first three months of fiscal year 2002 was $5.4 million, compared to $5.9 million for the first three months of fiscal year 2001, a decrease of $0.5 million, or 8%. The decrease is primarily attributable to the Company ceasing amortization of goodwill, pursuant to FAS 142. For more information about the adoption of FAS 142, see Note 2 of the Notes to the Consolidated Financial Statements. Depreciation expense was unchanged from the prior year. As a percentage of revenue, depreciation and amortization decreased from 3.5% to 3.1%.

Interest Income. Interest income for the first three months of fiscal year 2002 was $0.8 million, compared to $0.6 million for the first three months of fiscal year 2001, an increase of $0.2 million, or 33%. The increase was attributable to interest earned on a higher average investment balance during the first three months of fiscal year 2002.

Interest Expense. Interest expense for the first three months of fiscal year 2002 was $0.3 million, unchanged from the prior year. Interest expense for the current period is comprised mainly of fees associated with maintaining our credit facility. We had no borrowings under our credit facility during the quarters ended September 30, 2001 and 2000.

Other non-operating income. Other non-operating income for the first three months of fiscal year 2002 was $1.0 million, which is due to the gain on the sale of our U.S. based public plan retirement business. See Note 9 of the Notes to the Consolidated Financial Statements for more information about this transaction.

Income from Affiliates. Income from affiliates for the first three months of fiscal year 2002 was $0.7 million, compared to $1.0 million for the first three months of fiscal year 2001, a decrease of $0.3 million, or 30%. The decrease reflects a slower business climate in Europe in the first quarter of fiscal year 2002.

Provision for Income Taxes. Income taxes for the first three months of fiscal year 2002 were $9.0 million, compared to $10.0 million for the first three months of fiscal year 2001. Our effective tax rate was 40.0% for the first quarter of fiscal year 2002, compared to 42.9% for the first quarter of fiscal year 2001. The change in rate was due to an increase in foreign tax credits utilized and a decrease in non-deductible expenses. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income. Net income for the first three months of fiscal year 2002 was $13.5 million, compared to $13.3 million for the first three months of fiscal year 2001, an increase of $0.2 million, or 1%. As a percentage of revenue, net income remained unchanged at 7.8%.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2001 totaled $19.9 million, compared to $81.7 million at June 30, 2001. The $61.8 million decrease in cash from June 30, 2001 to September 30, 2001 follows a typical pattern of cash flows for the Company that is attributable to the payment of bonuses in the first quarter of each subsequent fiscal year. Our cash and cash equivalents at September 30, 2001, while comparable to the balance of $17.2 million at September 30, 2000, reflect the net proceeds from our issuance of common stock during fiscal year 2001, mainly offset by accelerated bonus payments.

Cash Used for Operating Activities. Cash used for operating activities for the first three months of fiscal year 2002 was $61.5 million, compared to cash used for operating activities of $37.1 million for the first three months of fiscal year 2001. The variance is mainly due to a larger reduction in the bonus accrual due to greater bonus payments for fiscal year 2001 paid in September of 2002.

The allowance for doubtful accounts increased $2.1 million and the allowance for work in process increased $1.0 million from June 30, 2001 to September 30, 2001. The number of days of accounts receivable and work in process outstanding was 94 at September 30, 2001 and 2000. Typically, our receivables and work in process balances and related allowances are substantially reduced at our June 30 year-end as a result of an increased emphasis on billings and collections.

Cash Used in Investing Activities. Cash used in investing activities for the first three months of fiscal year 2002 was $6.5 million, compared to $8.1 million for the first three months of fiscal year 2001. The decrease in cash usage can be attributed to lower acquisition related payments of $2.9 million, the $1.0 million proceeds from the sale of our U.S. based public plan retirement business, partially offset by higher fixed asset purchases of $1.7 million and lower distributions from affiliates of $0.6 million.

Cash From Financing Activities. Cash from financing activities for the first three months of fiscal year 2002 was $5.7 million, compared to $21.8 million for the first quarter of fiscal year 2001. The variance is due to the accelerated payment of the annual fiscal year end bonus, which resulted in a year over year decrease in cash from operations. Bonus payments were accelerated by two weeks compared to previous years in order to accommodate effective tax strategies.

Expenditures of capital funds were $7.8 million for the first quarter of fiscal year 2002. Anticipated commitments of capital funds are estimated at $34.6 million for the remainder of fiscal year 2002, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and knowledge management systems, and acquisition-related payments. Additionally, our consultants require access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. We expect cash from operations and our existing credit facility to adequately provide for these cash needs.

Our foreign operations do not materially impact liquidity or capital resources. At September 30, 2001, $14.0 million of the total cash balance of $19.9 million was held outside of North America, which we have the ability to readily utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at September 30, 2001, which expire at various dates through 2007, total $36.9 million, not including sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss on disposal of the benefits administration outsourcing business.

We have a $95,000,000 revolving credit facility with a group of banks at an interest rate that varies with LIBOR and/or the Prime Rate. We are charged a quarterly commitment fee, currently 3/10 of 1% of the facility, that varies with our financial leverage and is paid on the unused portion of the credit facility. No amounts were outstanding under the revolving credit facility as of September 30, 2001 or June 30, 2001. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is collateralized by a blanket lien on all assets. At September 30, 2001 we were in compliance with all covenants under the credit facility. The revolving portion of the credit facility is scheduled to mature on June 30, 2003. A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $4,310,000 of the facility is currently unavailable for operating needs.

Additionally, the Company has a facility which is available to collateralize loans to associates for purchased redeemable common stock under our former Stock Purchase Program. The maximum available borrowings under this facility were $14,323,000 at September 30, 2001 and June 30, 2001. We guarantee these loans to our stockholders, the aggregate outstanding balances of which totaled $6,485,000 and $8,537,000 at September 30, 2001 and June 30, 2001, respectively. Shares totaling 4,045,000 and 4,598,000 of Watson Wyatt & Company Holdings Class B shares were pledged by stockholders to collateralize these loans at September 30, 2001 and June 30, 2001, respectively.

Disclaimer Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 3 on page 7; Note 6 and 7 on page 10; the sixth paragraph under Liquidity and Capital Resources on page 17; and Part II, Item 1 "Legal Proceedings" on page 18 and 19. In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated June 25, 2001, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. The matters reported on below involve the most significant pending or potential claims against us. We are incorporating, by reference, the descriptions of the legal proceedings that appear under the caption "Legal Proceedings" beginning on page 10 of the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2001. Management believes, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

Societe Internationale de Telecommunications Aeronautique S.C.  If this case is not settled, trial is scheduled for June 2002.

Pacific Group Medical Association. The settlement agreement disposing of the claim, which has been signed by the parties in October 2001, is awaiting court approval.

Insurance Coverage

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance. The Company has provided for the self-insured retention where estimated losses equal to or in excess of such amount are considered probable. The actual outcome of any pending lawsuit is not likely to result in any additional loss to us beyond the $1 million retention.

Item 2. Changes in Securities and Use of Proceeds

Initial Public Offering

In October 2000, we completed an initial public offering ("IPO") of our class A common stock. In conjunction with that offering, we reorganized our corporate structure by merging Watson Wyatt & Company with a wholly-owned subsidiary of the Company. As a result, Watson Wyatt & Company became a wholly-owned subsidiary of the Company.

At the time of the reorganization, each share of Watson Wyatt & Company's redeemable common stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of the Company. The class B common stock was divided into two classes to accommodate two different transfer restriction periods, which may be waived by the Board of Directors. The class B shares will automatically convert into class A common stock following the expiration or waiver of the respective transfer restriction periods. The class B-1 shares were subject to a transfer restriction period of 12 months following the IPO date, which expired on October 16, 2001, while the class B-2 shares are subject to a transfer restriction period of 24 months following the IPO date. The Company waived the transfer restriction on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares for sale in the IPO.

Secondary Public Offering

In June 2001, we completed a secondary public offering of 2,950,000 shares of our class A common stock. In July 2001, our underwriters exercised their over-allotment option and purchased an additional 442,500 shares of class A common stock from selling stockholders. In conjunction with this offering, the Board of Directors waived the transfer restrictions on a total of 3,288,215 class B-1 shares to allow for conversion into the class A shares sold by selling stockholders.

Other Conversions

On October 16, 2001, the 12-month transfer restriction on our class B-1 shares expired. As a result, 9,956,140 class B-1 shares were automatically converted to class A shares of common stock.

In August 2001, the Board of Directors of the Company approved a proposal to amend the alliance agreement with Watson Wyatt Partners to reduce Watson Wyatt Partners' minimum required holdings of the Company's common stock to 100,000 shares. The Board also authorized the conversion, on or after October 16, 2001, of up to 313,000 of the Company's class B-2 shares held by Watson Wyatt Partners for distribution by Watson Wyatt Partners to its partners, subject to the prior execution by each partner of a lock-up agreement imposing the same transfer restrictions on such class A shares as are applicable to the Company's class B-2 shares. Following the conversion of the class B-1 shares pursuant to the Company's Amended and Restated Certificate of Incorporation and the class B-2 shares pursuant to the Board's authorization, Watson Wyatt Partners distributed 626,000 shares to its individual partners.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the second annual meeting of the stockholders of the Company, held on November 5, 2001, the following matters were submitted to a vote of stockholders: (1) the election of five Class I members of the Board of Directors; (2) the approval of the adoption of the 2001 Employee Stock Purchase Plan ("ESPP"); (3) the approval of the adoption of the 2001 Deferred Stock Unit Plan for Selected Employees ("Stock Unit Plan"); and (4) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2002.

Proxies representing 23,908,966 shares were received (total shares outstanding as of the Record Date were 33,032,995), and the results of the meeting were as follows with respect to each matter submitted to a vote of stockholders.

Election of Class I Directors

Pursuant to the Company's Amended and Restated Certificate of Incorporation, the directorships are divided into three classes, Class I, Class II and Class III. The directorships in Class I will expire as of the annual stockholders' meeting in 2004 and every three years thereafter, the directorships in the Class II will expire as of the annual stockholders' meeting in 2002 and every three years thereafter, and the directorships in Class III will expire as of the annual stockholders' meeting in 2003 and every three years thereafter. As the terms of each of the classes of directors expires, directors of the Company will be elected to serve for a three-year period and until their respective successors have been duly elected and qualified.  Of the proxies received, the votes were as follows:
Nominees for Class I Directors Term expiring at the annual meeting of stockholders in 2004	For	Against or Withheld
Maureen E. Cotter	20,811,243	3,097,723
R. Michael McCullough	23,115,149	793,817
Sylvester J. Schieber	21,600,493	2,308,473
Edward Manno Shumsky	21,011,779	2,897,187
Paul N. Thornton	21,690,719	2,218,247

The directors serving in Class II and Class III and their remaining terms are as follows:

Class II Directors Term expiring at the annual meeting of stockholders in 2002
John J. Gabarro
John J. Haley
Eric P. Lofgren
Kevin L. Meehan
Charles P. Wood, Jr.

Class III Directors Term expiring at the annual meeting of stockholders in 2003
Elizabeth M. Caflisch
Barbara Hackman Franklin
David P. Marini
J. P. Orbeta
Gilbert T. Ray

Adoption of the ESPP

The ESPP is intended to provide employees of the Company with additional incentives by permitting them to acquire a proprietary interest in the Company through the purchase of shares of the Company's common stock. Of the proxies received, the votes were as follows:
For	Against or Withheld	Broker Non-Votes
22,608,199	208,919	1,091,848

Adoption of the Stock Unit Plan

The Stock Unit Plan is intended to provide senior employees of the Company with additional incentives by permitting the Company to grant them a proprietary interest in the Company in the form of deferred stock units, in lieu of a portion of their discretionary bonus. Each stock unit represents the Company's obligation to issue one share of common stock. Of the proxies received, the votes were as follows:

For	Against or Withheld	Broker Non-Votes
20,525,552	2,291,566	1,091,848

Ratification of the Appointment of PricewaterhouseCoopers LLP

In August, the Board of Directors reappointed PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2002, subject to ratification by the stockholders at the annual meeting. Of the proxies received, the votes were as follows:

For	Against or Withheld
23,572,212	336,754

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K
a.	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings[1]
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings[2]
4	Form of Certificate Representing Common Stock[1]
10.1	Amended Credit Agreement Among Bank of America, N.A. and Others dated October 6, 2000[3]
10.2	Consent of Bank of America, N.A. [4]
10.3	Agreement with David B. Friend, M.D. dated October 22, 1999[1]
10.4	Senior Officer Deferred Compensation Plan[4]
10.5	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares[5]
22	Definitive Proxy Statement on Schedule 14A, filed on October 5, 2001[6]
b.	Reports on Form 8-K None.

___________________________

1Incorporated by reference from Registrant's Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000

2Incorporated by reference from Registrant's Form 10-Q, filed on May 2, 2001

3Incorporated by reference from Registrant's Form 10-Q, filed on November 14, 2000

4Incorporated by reference from Registrant's Form 10-K, filed on August 20, 2001

5Incorporated by reference from Registrant's Form S-3/A, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

6Incorporated by reference from Registrant's Form DEF14A, filed on October 5, 2001

Signatures

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)
/S/ John J.Haley		November 9, 2001
Name:	John J. Haley	Date
Title:	President and Chief
Executive Officer

/S/ Carl D.Mautz		November 9, 2001
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief
Financial Officer

/S/ Peter L. Childs		November 9, 2001
Name:	Peter L. Childs	Date
Title:	Controller