Form 10-Q/A
period 2001-09-30
WATSON WYATT & CO HOLDINGS
filed 2002-02-08
CIK 1103126

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

Explanatory Note

This Form 10-Q/A for the quarter ended September 30, 2001 is being filed to correct three typographical errors in Note 4 of the Notes to the Consolidated Financial Statements. On the second table on page 8, which presents specified information about reported segments as of and for the three months ended September 30, 2000, Revenue for the segment "Other" should read $17,674, Net operating income should read $4,060 and Receivables should read $15,211,  vs. $16,585, $2,061 and $13,889, respectively, as previously reported.

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

The table below presents specified information about reported segments as of and for the three months ended September 30, 2001:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$ 92,922	$ 27,636	$ 11,776	$ 16,885	$ 16,585	$165,804
Net operating income/(loss)	20,391	6,110	(2,425)	817	2,061	26,954
Receivables	102,653	23,618	11,707	17,073	13,889	168,940

The table below presents specified information about reported segments as of and for the three months ended September 30, 2000:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$ 88,780	$ 24,852	$ 13,967	$ 18,377	$ 17,674	$ 163,650
Net operating income/(loss)	21,883	8,676	2,735	3,550	4,060	40,904
Receivables	95,930	23,106	14,663	19,810	15,211	168,720

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