Form 10-Q
period 2001-12-31
WATSON WYATT & CO HOLDINGS
filed 2002-02-12
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

        For the quarterly period ended December 31, 2001

OR

  ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
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

Yes  ☒          No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31,  2002.
Class	Number of Shares
Class A Common Stock, $.01 par value	20,067,360
Class B Common Stock, $.01 par value	12,910,857

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2001

	WATSON WYATT & COMPANY HOLDINGS
	Consolidated Statements of Operations
	(Thousands of U.S. Dollars, Except Share Data)

	Three Months Ended December 31,			Six Months Ended December 31,

	2001		2000	2001		2000

		(Unaudited)			(Unaudited)

Revenue	$ 174,897		$ 168,781	$ 347,353		$ 339,474

Costs of providing services:
Salaries and employee benefits	100,494		93,689	195,214		185,830
Professional and subcontracted services	14,459		15,608	24,559		26,295
Occupancy, communications and other	25,487		27,472	54,215		54,494
General and administrative expenses	14,032		15,238	27,207		28,105
Depreciation and amortization	5,242		6,119	10,630		12,036

	159,714		158,126	311,825		306,760

Income from operations	15,183		10,655	35,528		32,714

Interest income, net	244		105	686		409
Other non-operating income	-		-	1,000		-
Income from affiliates	1,403		1,090	2,095		2,093

Income before income taxes	16,830		11,850	39,309		35,216

Provision for income taxes	6,734		5,113	15,725		15,144

Net income	$ 10,096		$ 6,737	$ 23,584		$ 20,072

Basic earnings per share, net income	$ 0.31		$ 0.21	$ 0.71		$ 0.64

Diluted earnings per share, net income	$ 0.30		$ 0.20	$ 0.71		$ 0.64

Weighted average shares of common stock,
basic (000)	32,973		32,755	33,003		31,190

Weighted average shares of common stock,
diluted (000)	33,313		33,146	33,418		31,386

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)

	December 31,	June 30,
	2001	2001

	(Unaudited)
Assets
Cash and cash equivalents	$ 64,823	$ 81,735
Receivables from clients:
Billed, net of allowances of $4,387 and $2,695	95,035	84,361
Unbilled, net of allowances of $925 and $1,130	59,381	67,229

	154,416	151,590
Deferred income taxes	13,581	13,581
Other current assets	14,465	11,027

Total current assets	247,285	257,933
Investment in affiliates	18,191	16,196
Fixed assets, net of accumulated depreciation of $93,388 and $83,722	52,780	52,616
Deferred income taxes	38,526	38,526
Goodwill and intangible assets	16,722	13,374
Other assets	8,856	8,811

Total Assets	$ 382,360	$ 387,456

Liabilities
Accounts payable and accrued liabilities	$ 102,759	$ 148,140
Income taxes payable	23,486	13,622

Total current liabilities	126,245	161,762
Accrued retirement benefits	83,149	77,660
Deferred rent and accrued lease losses	2,914	3,484
Other noncurrent liabilities	27,822	25,825

Total Liabilities	240,130	268,731

Commitments and contingencies

Stockholders' Equity
Preferred Stock - $0 par value:
1,000,000 shares authorized
None issued and outstanding
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
20,064,614 and 9,390,000 issued and outstanding	201	94
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
none and 10,398,640 issued and outstanding	-	104
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
12,910,857 and 13,244,355 issued and outstanding	129	132
Additional paid-in capital	146,655	146,649
Treasury stock, at cost	(209)	-
Retained earnings (deficit)	3,691	(19,893)
Cumulative translation adjustment (accumulated other
comprehensive loss)	(8,237)	(8,361)

Total Stockholders' Equity	142,230	118,725

Total Liabilities and Stockholders' Equity	$ 382,360	$ 387,456

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Six months ended December 31,

	2001	2000

	(Unaudited)
Cash flows (used for) from operating activities:
Net income	$ 23,584	$ 20,072
Adjustments to reconcile net income to net cash
used for (from) operating activities:
Provision for doubtful receivables from clients	3,629	9,514
Depreciation	10,563	10,827
Non cash compensation charge	-	751
Amortization of goodwill and intangible assets	64	1,209
Income from affiliates	(2,175)	(2,093)
Other, net	(1,184)	512
Discontinued operations, net	(165)	(146)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(6,454)	(23,664)
Other current assets	(3,596)	(610)
Other assets	(45)	1,655
Accounts payable and accrued liabilities	(45,291)	(20,162)
Income taxes payable	9,864	5,551
Accrued retirement benefits	5,489	1,111
Deferred rent and accrued lease losses	(570)	(1,241)
Other noncurrent liabilities	2,039	(402)

Net cash (used for) from operating activities	(4,248)	2,884

Cash flows used in investing activities:
Purchases of fixed assets	(11,211)	(11,567)
Proceeds from divestitures	1,428	296
Acquisitions and contingent consideration payments	(3,598)	(6,851)
Distributions from affiliates	324	1,826

Net cash used in investing activities	(13,057)	(16,296)

Cash flows from financing activities:
Issuances of common stock, net of offering costs	6	35,225
Issuances of redeemable common stock	-	134
Repurchases of redeemable common stock	-	(252)

Net cash from financing activities	6	35,107

Effect of exchange rates on cash	387	(1,276)

(Decrease) increase in cash and cash equivalents	(16,912)	20,419
Cash and cash equivalents at beginning of period	81,735	41,410

Cash and cash equivalents at end of period	$ 64,823	$ 61,829

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Stockholders' Equity
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

		Cumulative				Additional	Treasury
	Retained	Translation	Class A	Class B-1	Class B-2	Paid-in	Stock,
	(Deficit) Earnings	Gain (Loss)	Common Stock	Common Stock	Common Stock	Capital	at Cost	Total

Balance at June 30, 2001	$ (19,893)	$ (8,361)	$ 94	$ 104	$ 132	$ 146,649	$ -	$ 118,725
Comprehensive income:
Net income	23,584							23,584
Foreign currency translation adjustment		124						124

Total comprehensive income								23,708
Reclassification for sale of 442,500 shares
by existing stockholders			4	(4)				-
Transfer restriction expiration of
9,956,140 shares			100	(100)				-
Conversion of 333,498 shares held by
Watson Wyatt Partners for distibution to
its partners			3		(3)			-
Distribution of 62,600 shares from Watson
Wyatt Partners to Watson Wyatt &
Company Holdings							(209)	(209)
Exercise of 4,931 common stock options						6		6

Balance at December 31, 2001	$ 3,691	$ (8,237)	$ 201	$ -	$ 129	$ 146,655	$ (209)	$ 142,230

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

The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2002. The results reflect estimated bonuses ultimately accrued at the discretion of the Company's Board of Directors and anticipated tax rates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized and that these assets must be tested at least annually for impairment beginning in the year of adoption. FAS 142 also provides that the amortization of intangible assets with finite lives is not limited to 40 years. The Company adopted the provisions of FAS 142 effective July 1, 2001. The Company completed its transitional impairment testing of goodwill as of July 1, 2001, for all of its reporting units and concluded that no impairment of goodwill exists.

The following table reflects consolidated results adjusted as though the adoption of FAS 142 occurred as of July 1, 2000:

	Three Months Ended December 31,		Six Months Ended December 31,

	2001	2000	2001	2000

Net income, as reported	$10,096	$6,737	$23,584	$20,072
Goodwill amortization, net of tax	--	355	--	634
Equity method goodwill amortization, net of tax	--	30	--	60

Net income, as adjusted	$10,096	$7,122	$23,584	$20,766

Basic earnings per share, as reported	$0.31	$0.21	$0.71	$0.64
Goodwill amortization	--	0.01	--	0.02
Equity method goodwill amortization	--	--	--	--

Basic earnings per share, as adjusted	$0.31	$0.22	$0.71	$0.66

Diluted earnings per share, as reported	$0.30	$0.20	$0.71	$0.64
Goodwill amortization	--	0.01	--	0.02
Equity method goodwill amortization	--	--	--	--

Diluted earnings per share, as adjusted	$0.30	$0.21	$0.71	$0.66

The changes in the carrying amount of goodwill for the six months ended December 31, 2001 are as follows:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Balance as of June 30, 2001	$10,807	$724	$59	$19	$1,214	$12,823
Goodwill recorded during the period	3,136	200	--	283	--	3,619
Impairment losses	--	--	--	--	--	--
Translation adjustment	(206)	--	(2)	--	--	(208)

Balance as of December 31, 2001	$13,737	$924	$57	$302	$1,214	$16,234

The following table reflects the components of intangible assets at December 31, 2001:
	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Non-compete agreements	$672	$266
Purchased software	125	43

Total amortizable intangible assets	$797	$309

The weighted average remaining life of amortizable intangible assets at December 31, 2001 was 4.1 years. Amortization expense for the six months ended December 31, 2001 was $64,000. Estimated amortization expense for fiscal year 2002 and each of the four succeeding fiscal years is as follows:
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

The table below presents specified information about reported segments as of and for the three months ended December 31, 2001:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$95,386	$27,711	$12,330	$16,758	$14,122	$166,307
Net operating income/(loss)	22,760	6,479	(1,207)	(454)	111	27,689
Receivables	91,047	21,338	10,558	14,081	10,298	147,322

The table below presents specified information about reported segments as of and for the three months ended December 31, 2000:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$88,005	$24,589	$14,519	$17,537	$15,645	$160,295
Net operating income/(loss)	16,865	7,158	2,444	1,502	1,904	29,873
Receivables	93,135	19,394	15,713	19,322	11,609	159,173

The table below presents specified information about reported segments as of and for the six months ended December 31, 2001:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$188,308	$55,347	$24,106	$33,643	$30,707	$332,111
Net operating income/(loss)	43,151	12,589	(3,632)	363	2,172	54,643
Receivables	91,047	21,338	10,558	14,081	10,298	147,322

The table below presents specified information about reported segments as of and for the six months ended December 31, 2000:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$176,785	$49,441	$28,486	$35,914	$33,319	$323,945
Net operating income/(loss)	38,748	15,834	5,179	5,052	5,964	70,777
Receivables	93,135	19,394	15,713	19,322	11,609	159,173

Information for the three and six months ended December 31, 2000 has been restated to reflect the realignment of a group of U.S. consultants who deal with large multinational assignments into the "Benefits Group" from "Other." The amounts reclassified include revenue and expenses of $2,001,000 for the three months ended December 31, 2000, revenue and expense of $3,864,000 for the six months ended December 31, 2000, and receivables of $2,767,000 for both periods.

Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follow for the three and six month periods ended December 31, 2001 and 2000:

	Three Months Ended December 31,		Six Months Ended December 31,

	2001	2000	2001	2000

Revenue:
Total segment revenue	$166,307	$160,295	$332,111	$323,945
Reimbursable expenses not included in total
segment revenue	8,312	9,656	14,499	16,673
Other, net	278	(1,170)	743	(1,144)

Consolidated revenue	$174,897	$168,781	$347,353	$339,474

Net Operating Income:
Total segment net operating income	$27,689	$29,873	$54,643	$70,777
Income from affiliates	1,403	1,090	2,095	2,093
Differences in allocation methods for
depreciation, G&A and pension costs	(348)	(3,562)	(510)	(3,694)
Gain on sale of U.S. based public plan
retirement business	--	--	1,000	--
Gain on sale of business units, other	269	296	311	696
Discretionary compensation	(12,479)	(14,000)	(18,814)	(33,100)
IPO-related compensation charge	--	(3,480)	--	(3,480)
Other, net	296	1,633	584	1,924

Consolidated pretax income from continuing
operations	$16,830	$11,850	$39,309	$35,216

Receivables:
Total segment receivables - billed and unbilled	$147,322	$159,173	$147,322	$159,173
Net valuation differences	7,094	(2,286)	7,094	(2,286)

Total billed and unbilled receivables	154,416	156,887	154,416	156,887
Assets not reported by segment	227,944	211,662	227,944	211,662

Consolidated assets	$382,360	$368,549	$382,360	$368,549

5.    Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:
	Three Months Ended December 31,		Six Months Ended December 31,

	2001	2000	2001	2000

Net income	$10,096	$6,737	$23,584	$20,072

Weighted average outstanding shares of
common stock	32,973	32,755	33,003	31,190
Dilutive effect of employee stock options	340	391	415	196

Common stock and stock equivalents	33,313	33,146	33,418	31,386

Earnings per share:
Basic	$0.31	$0.21	$0.71	$0.64

Diluted	$0.30	$0.20	$0.71	$0.64

6.    From time to time, we are a party to various lawsuits, arbitrations or mediations, typically involving claims relating to the rendering of professional services or employment matters. Management believes that the results of all such proceedings will not have a material adverse effect on our financial condition. We carry professional liability insurance with a self-insured retention of $1 million per occurrence, which has been provided for where estimated losses equal to or in excess of such amount are considered probable. We also carry employment practices liability insurance. For further details, refer to Part II, Item 1, "Legal Proceedings," on page 20.

7.    On March 19, 2001, the Board of Directors approved the creation of an employee stock purchase plan for all associates and a restricted stock program for senior associates. The proposed employee stock purchase plan and the restricted stock program were approved at the annual stockholders' meeting on November 5, 2001, and will commence during the third quarter of fiscal year 2002. Management currently anticipates that these programs will not dilute earnings per share.

8.    On November 19, 2001, the Board of Directors approved a plan to purchase up to 1,150,000 shares of the Company's class A common stock for purposes which may include offsetting any potential dilution from shares which may be issued in connection with the Company's employee benefit plans.

9.    Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss. For the six months ended December 31, 2001, comprehensive income totaled $23.7 million, compared with $18.3 million for the six months ended December 31, 2000. For the three months ended December 31, 2001, comprehensive income totaled $9.3 million, compared with $6.2 million for the three months ended December 31, 2000.

10.    Effective August 31, 2001, we sold our U.S. based public sector retirement business to Gabriel, Roeder, Smith & Company ("GRS"). The sale included approximately 120 U.S. public sector retirement clients, representing approximately $6.0 million in annual revenues.

In accordance with the terms of the sale, GRS paid $1.0 million to the Company during the first quarter. The amount of additional contractual cash payments over the next five years are contingent upon the successful transition of certain clients to GRS and upon their retention by GRS. The Company has also elected to receive approximately 7% of the common stock of GRS in lieu of a portion of future cash payments. The total potential value of stock and cash proceeds from the sale is anticipated to be $3.3 million, subject to the contingencies noted above.

Simultaneous with the sale, we entered into an alliance agreement with GRS under which we will mutually refer future business opportunities and explore joint consulting assignments.

11.     In conjunction with the Company's review of its overhead cost structure in the second quarter of fiscal year 2002, the Company examined the classification of its operating expenses. This review included the identification and evaluation of the costs that comprise General and administrative expenses. Prior to the second quarter of fiscal year 2002, expenses associated with and incurred by various associates from our practice groups (the "Practice Support Team") for the centralized development of practice-specific tools and services, were included in General and administrative expenses. The costs associated with the Practice Support Team are mainly comprised of the salaries and employee benefits and professional services expenses incurred by the associates on this team.

As a result of our review, we have reclassified the Practice Support Team's expenses from the beginning of fiscal year 1998 through the first quarter of fiscal year 2002 as components of Salaries and employee benefits, Professional and subcontracted services, and Occupancy, communications and other expenses. These expenses have previously been included as a component of General and administrative expenses and represent less than 2.5% of total operating expenses, and 2% of revenue, for the three and six months ended December 31, 2000. Revenue, Income from operations, Income before income taxes, and Net income were unaffected by this reclassification.

For more information on the Company's reclassification of our Practice Support Team's expenses, refer to the Company's Form 8-K that was filed on January 24, 2002.

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

Global Operations

We employ approximately 4,200 associates as follows:

Benefits Group	1,580
eHR Group	440
Human Capital Group	260
International	940
Other (Including Data Services and Communications)	760
Corporate	220

Total	4,200

Principal Services

We focus on the following core consulting areas:

Benefits: The Benefits Group provides analysis, design and implementation of retirement programs, including actuarial services and required reporting of plan contributions and funding levels, group health benefit plan design and provider selection, defined contribution plan design and related services, and investment consulting services.

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

Other: Other services include:

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

Financial Statement Overview

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the second quarter of fiscal year 2002 (December 31, 2001), a Consolidated Balance Sheet as of the end of fiscal year 2001 (June 30, 2001), Consolidated Statements of Operations for the three and six month periods ended December 31, 2001 and 2000, Consolidated Statements of Cash Flows for the six month periods ended December 31, 2001 and 2000 and a Consolidated Statement of Changes in Stockholders' Equity for the six month period ended December 31, 2001.

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

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and discretionary compensation. In addition, professional and subcontracted services represent fees paid to external service providers for legal, marketing and other services, approximately 50% of which are directly incurred on behalf of our clients and are reimbursed by them and included in revenue.

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

Results of Operations. The table below sets forth Consolidated Statements of Operations data as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,

	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	57.4	55.6	56.2	54.8
Professional and subcontracted services	8.3	9.2	7.1	7.7
Occupancy, communications and other	14.6	16.3	15.6	16.1
General and administrative expenses	8.0	9.0	7.8	8.3
Depreciation and amortization	3.0	3.6	3.1	3.5

	91.3	93.7	89.8	90.4

Income from operations	8.7	6.3	10.2	9.6
Interest income, net	0.1	0.1	0.2	0.1
Other non-operating income	--	--	0.3	--
Income from affiliates	0.9	0.6	0.6	0.7

Income before income taxes	9.7	7.0	11.3	10.4
Provision for income taxes	3.9	3.0	4.5	4.5

Net income	5.8%	4.0%	6.8%	5.9%

Three and Six Months Ended December 31, 2001 Compared to the Three and Six Months Ended December 31, 2000

Revenue. Revenue from operations for the second quarter of fiscal year 2002 was $174.9 million, compared to $168.8 million for the second quarter of fiscal year 2001, an increase of $6.1 million, or 4%. The revenue increase was comprised of a $7.4 million, or 8% increase in our Benefits Group, a $3.1 million, or 13% increase in our eHR Group, partially offset by a $2.2 million, or 15% decrease in our Human Capital Group, a $0.7 million, or 4% decrease in International and a $1.5 million, or 10% decrease in Other practice areas in North America. Revenue from operations was $347.4 million for the first six months of fiscal year 2002, compared to $339.5 million for the first six months of fiscal year 2001, an increase of $7.9 million, or 2%. This revenue growth was comprised of an $11.5 million, or 7% increase in our Benefits Group and a $5.9 million or 12% increase in our eHR Group, partially offset by a $4.4 million, or 15% decrease in our Human Capital Group, a $2.3 million, or 6% decrease in International and a $2.6 million, or 8% decrease in Other practice areas in North America.

Salaries and Employee Benefits. Salaries and employee benefits for the second quarter of fiscal year 2002 were $100.5 million, compared to $93.7 million for the second quarter of fiscal year 2001, an increase of $6.8 million, or 7%. Salaries and employee benefit expenses for the quarter ended December 31, 2000 includes a $3.5 million compensation charge (2.1% of revenue) that the Company incurred resulting from agreements with our employee stockholders related to our initial public offering in October, 2000. The increase, exclusive of this charge, was due to a $7.3 million increase in salaries, which is primarily the result of salary increases of 3% and a 6% increase in headcount, a $4.5 million increase in pension expenses, a $0.5 million increase in benefits and wage taxes, partially offset by a $2.0 million decrease in the accrual for discretionary compensation. As a percentage of revenue, salaries and employee benefits increased from 55.6% to 57.4%. Salaries and employee benefit expenses for the first six months of fiscal year 2002 were $195.2 million, compared to $185.8 million for the first six months of fiscal year 2001, an increase of $9.4 million, or 5%. Salaries and employee benefit expenses for the six months ended December 31, 2000 includes the $3.5 million compensation charge (1% of revenue) mentioned above. The increase, exclusive of this charge, was due to a $15.3 million increase in salaries, which is primarily the result of salary increases of 3% and a 6% increase in headcount, an $8.4 million increase in pension expenses, a $2.4 million increase in benefits and wage taxes, partially offset by a $13.5 million decrease in the accrual for discretionary compensation. As a percentage of revenue, salaries and employee benefits increased from 54.8% to 56.2%.

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations for the second quarter of fiscal year 2002 were $14.5 million, compared to $15.6 million for the second quarter of fiscal year 2001, a decrease of $1.1 million, or 7%. As a percentage of revenue, professional and subcontracted services decreased from 9.2% to 8.3%. Professional and subcontracted services were $24.6 million for the first six months of fiscal year 2002, compared to $26.3 million for the first six months of fiscal year 2001, a decrease of $1.7 million, or 6%. As a percentage of revenue, professional and subcontracted services decreased from 7.7% to 7.1%. The decrease in both periods was mainly due to a decrease in reimbursable expenses incurred on behalf of clients.

Occupancy, Communications and Other. Occupancy, communications and other expenses for the second quarter of fiscal year 2002 were $25.5 million, compared to $27.5 million for the second quarter of fiscal year 2001, a decrease of $2.0 million, or 7%. The decrease was mainly due to lower travel costs of $1.0 million, lower general office expenses of $0.7 million, which are evenly spread throughout our consulting offices, and lower dues and entertainment expenses of $0.4 million, partially offset by higher telephone expenses of $0.4 million, which are mainly attributable to the additional capacity required to expand our electronic communications infrastructure. As a percentage of revenue, occupancy, communication and other decreased from 16.3% to 14.6%. Occupancy, communications and other expenses were $54.2 million for the first six months of fiscal year 2002, compared to $54.5 million for the first six months of fiscal year 2001, a decrease of $0.3 million, or 1%. The decrease was mainly due to lower travel costs of $2.0 million and to lower general office expenses of $0.9 million, partially offset by higher telephone expenses of $1.2 million, and higher rent expense of $1.2 million, which is attributable to an increase in leased space required to support our operations and higher real estate and operating expenses. As a percentage of revenue, occupancy, communication and other decreased from 16.1% to 15.6%.

General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal year 2002 were $14.0 million, compared to $15.2 million for the second quarter of fiscal year 2001, a decrease of $1.2 million, or 8%. The decrease was mainly attributable to lower professional services of $1.4 million associated with corporate initiatives involving our knowledge sharing and systems infrastructure, a $1.3 million decrease in travel costs, partially offset by a $0.9 million increase in pension and insurance expenses and a $0.6 million increase in base salaries. As a percentage of revenue, general and administrative expenses decreased from 9.0% to 8.0%. General and administrative expenses for the first six months of fiscal year 2002 were $27.2 million, compared to $28.1 million for the first six months of fiscal year 2001, a decrease of $0.9 million, or 3%. The decrease was mainly attributable to lower professional services of $1.5 million, lower travel costs of $1.3 million and a lower accrual for discretionary compensation of $0.8 million, partially offset by a $1.6 million increase in pension and insurance expenses and a $1.1 million increase in base salaries. As a percentage of revenue, general and administrative expenses decreased from 8.3% to 7.8%.

Depreciation and Amortization. Depreciation and amortization for the second quarter of fiscal year 2002 was $5.2 million, compared to $6.1 million for the second quarter of fiscal year 2001, a decrease of $0.9 million, or 15%. Depreciation and amortization for the first six months of fiscal year 2002 was $10.6 million, compared to $12.0 million for the first six months of fiscal year 2001, a decrease of $1.4 million, or 12%. As a percentage of revenue, depreciation and amortization decreased from 3.6% to 3.0% for the second quarter of fiscal year 2002 and 3.5% to 3.1% for the first six months of fiscal year 2002. The decrease in both periods is primarily attributable to the Company ceasing amortization of goodwill, pursuant to FAS 142. For more information about the adoption of FAS 142, see Note 2 of the Notes to the Consolidated Financial Statements.

Interest Income, Net. Interest income, net for the second quarter of fiscal year 2002 was $0.2 million, compared to $0.1 million for the second quarter of fiscal year 2001, an increase of $0.1 million, or 100%. Interest income, net for the first six months of fiscal year 2002 was $0.7 million, compared to $0.4 million for the second quarter of fiscal year 2001, an increase of $0.3 million, or 75%.

Other Non-Operating Income. Other non-operating income for the first six months of fiscal year 2002 was $1.0 million, which is due to the gain on the sale of our U.S. based public plan retirement business. See Note 10 of the Notes to the Consolidated Financial Statements for more information about this transaction.

Income from Affiliates. Income from affiliates for the second quarter of fiscal year 2002 was $1.4 million, compared to $1.1 million for the second quarter of fiscal year 2001, an increase of $0.3 million, or 27%. Income from affiliates for the first six months of fiscal year 2002 was $2.1 million, unchanged from the prior year.

Provision for Income Taxes. Provision for income taxes for the first six months of fiscal year 2002 was $15.7 million, compared to $15.1 million for the first six months of fiscal year 2001. Our effective tax rate was 40.0% for the first six months of fiscal year 2002, compared to 42.9% for the first six months of fiscal year 2001. The change in rate was due to an increase in foreign tax credits utilized and a decrease in non-deductible expenses. We record a tax benefit on foreign net operating loss carryovers and foreign deferred tax assets only if it is more likely than not that a benefit will be realized.

Net Income. Net income for the second quarter of fiscal year 2002 was $10.1 million, compared to $6.7 million for the second quarter of fiscal year 2001, an increase of $3.4 million, or 51%. As a percentage of revenue, net income increased from 4.0% to 5.8%. Net income for the first six months of fiscal year 2002 was $23.6 million, compared to $20.1 million for the first six months of fiscal year 2001, an increase of $3.5 million, or 17%. As a percentage of revenue, net income increased from 5.9% to 6.8%.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2001 totaled $64.8 million, compared to $81.7 million at June 30, 2001. The $16.9 million decrease in cash and cash equivalents from June 30, 2001 to December 31, 2001 follows a typical pattern of cash flows for the Company that is attributable to the payment of bonuses in the first quarter of each fiscal year. During the six month period ended December 31, 2001, the Company generated $55.7 million of cash from our ongoing operations (before bonus payments), paid cash bonuses of $57.8 million, purchased fixed assets for $11.2 million and completed an acquisition and paid contingent acquisition consideration for $3.6 million. These expenditures were principally funded by cash generated from operating activities. The primary difference between the change in cash and cash equivalents during the six months ended December 31, 2001 is the $35.2 million of proceeds from our initial public offering received during the six months ended December 31, 2000.

Cash Used for/from Operating Activities. Cash used for operating activities for the first six months of fiscal year 2002 was $4.2 million, compared to cash from operating activities of $2.9 million for the first six months of fiscal year 2001. The variance is mainly due to a larger reduction in the bonus accrual due to greater bonus payments for fiscal year 2001, which were paid in September 2001 (fiscal year 2002), partially offset by improved collections of receivables.

The allowance for doubtful accounts increased $1.7 million and the allowance for work in process decreased $0.2 million from June 30, 2001 to December 31, 2001. The number of days of accounts receivable and work in process outstanding was 83 at December 31, 2001, down from 94 at September 30, 2001, and 89 at December 31, 2000.

Cash Used in Investing Activities. Cash used in investing activities for the first six months of fiscal year 2002 was $13.1 million, compared to $16.3 million for the first six months of fiscal year 2001. The decrease can be attributed to lower acquisition related payments of $3.3 million, higher proceeds from divestitures of $1.4 million, which includes $1.0 million of proceeds from the sale of our U.S. based public plan retirement business and lower purchases of fixed assets of $0.4 million, partially offset by lower distributions from affiliates of $1.5 million.

Cash from Financing Activities. Cash from financing activities for the first six months of fiscal year 2002 was insignificant. Cash flows from financing activities of $35.1 million for the six months ended December 31, 2000 were mainly due to proceeds from the Company's initial public offering.

Expenditures of capital funds were $14.8 million for the first six months of fiscal year 2002. Anticipated commitments of capital funds are estimated at $24.6 million for the remainder of fiscal year 2002, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and human resources systems, and acquisition-related payments. Additionally, our consultants require access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. Although the Company anticipates that cash from operations will provide for our cash needs, a significant decrease in the demand for our consulting services caused by an economic slowdown or other factors could impact the Company's cash flows.

Our foreign operations do not materially impact liquidity or capital resources. At December 31, 2001, $15.6 million of the total cash balance of $64.8 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future expenses will be mainly market driven. The Company continues to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at December 31, 2001, which expire at various dates through 2007, total $34.9 million, not including sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss on disposal of the benefits administration outsourcing business. The Company currently makes cash payments of $0.5 to $1.0 million per year related to Wellspring.

We have a $95.0 million revolving credit facility with a group of banks at an interest rate that varies with LIBOR and/or the Prime Rate. We are charged a quarterly commitment fee, currently 3/10 of 1% of the facility, that varies with our financial leverage and is paid on the unused portion of the credit facility. No amounts were outstanding under the revolving credit facility as of December 31, 2001, or June 30, 2001. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is collateralized by a blanket lien on all assets. At December 31, 2001, we were in compliance with all covenants under the credit facility. The revolving portion of the credit facility is scheduled to mature on June 30, 2003. A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $4.3 million of the facility is currently unavailable for operating needs.

Additionally, the Company guarantees a credit facility which it established to collateralize loans to associates for purchased redeemable common stock under our former Stock Purchase Program. This program was discontinued in conjunction with our initial public offering. As a result, the facility decreases as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $3.7 million and $8.5 million at December 31, 2001, and June 30, 2001, respectively. Shares totaling 3,067,000 and 4,598,000 of Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at December 31, 2001, and June 30, 2001, respectively.

Disclaimer Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 3 on page 7; Notes 6 and 7 on page 11; the sixth paragraph under Liquidity and Capital Resources on page 18; the eighth paragraph under Liquidity and Capital Resources on page 18; and Part II, Item 1 "Legal Proceedings" on page 20. In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated June 25, 2001, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. The matters reported on below involve the most significant pending or potential claims against us. We are incorporating, by reference, the descriptions of the legal proceedings that appear under the caption "Legal Proceedings" beginning on page 18 of the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2001. Management believes, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

Societe Internationale de Telecommunications Aeronautique S.C. (SITA). We are in the mediation process regarding this claim.  If this case is not settled, trial is scheduled for June 2002.

Pacific Group Medical Association. The settlement agreement disposing of the claim, which has been signed by the parties in October, is awaiting court approval.

Other. The attorney for a retirement client in the U.S. has advised us of a claim involving an estimate of the cost of a benefit enhancement, alleging approximately $60 million in damages. We are evaluating the claim and have exchanged correspondences with the client proposing mediation of this matter.

Insurance Coverage

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance. The Company has provided for the self-insured retention where estimated losses in excess of such amount are considered probable. The actual outcome of any pending lawsuit is not likely to result in any additional loss to us beyond the $1 million retention.

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

In August 2001, the Board of Directors of the Company approved a proposal to amend the alliance agreement with Watson Wyatt Partners to reduce Watson Wyatt Partners' minimum required holdings of the Company's common stock to 100,000 shares. The Board authorized the conversion, on or after October 16, 2001, of up to 313,000 of the Company's class B-2 shares held by Watson Wyatt Partners for distribution by Watson Wyatt Partners to its partners, subject to the prior execution by each partner of a lock-up agreement imposing the same transfer restrictions on such class A shares as are applicable to the Company's class B-2 shares. In December 2001, the Board also authorized the conversion of 20,460 of the Company's class B-2 shares held by Watson Wyatt Partners for distribution by Watson Wyatt Partners to certain retiring associates. Following the conversion of the class B-1 shares pursuant to the Company's Amended and Restated Certificate of Incorporation and the class B-2 shares pursuant to the Board's authorization, Watson Wyatt Partners distributed 626,000 shares to its individual partners, of which we received 62,600 representing our 10% ownership interest. We have accounted for these shares as treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K
a.	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings[1]
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings[2]
4	Form of Certificate Representing Common Stock[1]
10.1	Amended Credit Agreement Among Bank of America, N.A. and Others dated October 6, 2000[3]
10.2	Consent of Bank of America, N.A. [4]
10.3	Agreement with David B. Friend, M.D. dated October 22, 1999[1]
10.4	Senior Officer Deferred Compensation Plan[4]
10.5	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares[5]
10.6	Voluntary Deferred Compensation Plan
21	Subsidiaries of Watson Wyatt & Company Holdings
22	Definitive Proxy Statement on Schedule 14A, filed on October 5, 2001[6]
b.	Reports on Form 8-K Report on Form 8-K filed January 24, 2002

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

Watson Wyatt & Company Holdings
(Registrant)
/S/ John J. Haley		February 12, 2002
Name:	John J. Haley	Date
Title:	President and Chief
Executive Officer

/S/ Carl D. Mautz		February 12, 2002
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief
Financial Officer

/S/ Peter L. Childs		February 12, 2002
Name:	Peter L. Childs	Date
Title:	Controller