Form 10-Q
period 2002-03-31
WATSON WYATT & CO HOLDINGS
filed 2002-05-14
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

        For the quarterly period ended March 31, 2002

OR

  __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
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

Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002.
Class	Number of Shares
Class A Common Stock, $.01 par value	20,100,728
Class B Common Stock, $.01 par value	12,910,857

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2002

	WATSON WYATT & COMPANY HOLDINGS
	Consolidated Statements of Operations
	(Thousands of U.S. Dollars, Except Share Data)

	Three Months Ended March 31,			Nine Months Ended March 31,

	2002		2001	2002		2001

		(Unaudited)			(Unaudited)

Revenue	$ 180,382		$ 176,345	$ 527,735		$ 515,819

Costs of providing services:
Salaries and employee benefits	105,432		96,174	300,646		282,004
Professional and subcontracted services	11,270		14,199	35,829		40,494
Occupancy, communications and other	27,303		28,278	81,518		82,772
General and administrative expenses	14,043		14,081	41,250		42,186
Depreciation and amortization	4,922		6,139	15,552		18,175

	162,970		158,871	474,795		465,631

Income from operations	17,412		17,474	52,940		50,188

Interest income, net	302		285	988		694
Other non-operating income	-		-	1,000		-
Income from affiliates	793		1,411	2,888		3,504

Income before income taxes	18,507		19,170	57,816		54,386

Provision for income taxes	7,400		8,255	23,125		23,399

Net income	$ 11,107		$ 10,915	$ 34,691		$ 30,987

Basic earnings per share, net income	$ 0.34		$ 0.33	$ 1.05		$ 0.98

Diluted earnings per share, net income	$ 0.33		$ 0.33	$ 1.04		$ 0.97

Weighted average shares of common stock,
basic (000)	32,959		32,929	32,995		31,770

Weighted average shares of common stock,
diluted (000)	33,401		33,310	33,420		32,028

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)

	March 31,	June 30,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$ 68,741	$ 81,735
Receivables from clients:
Billed, net of allowances of $2,970 and $2,695	90,012	84,361
Unbilled, net of allowances of $858 and $1,130	69,346	67,229

	159,358	151,590
Deferred income taxes	13,581	13,581
Other current assets	13,261	11,027

Total current assets	254,941	257,933
Investment in affiliates	18,390	16,196
Fixed assets, net of accumulated depreciation of $94,190 and $83,722	58,636	52,616
Deferred income taxes	38,526	38,526
Goodwill and intangible assets	16,709	13,374
Other assets	9,106	8,811

Total Assets	$ 396,308	$ 387,456

Liabilities
Accounts payable and accrued liabilities	$ 117,730	$ 148,140
Income taxes payable	13,019	13,622

Total current liabilities	130,749	161,762
Accrued retirement benefits	82,426	77,660
Deferred rent and accrued lease losses	3,577	3,484
Other noncurrent liabilities	27,166	25,825

Total Liabilities	243,918	268,731

Commitments and contingencies

Stockholders' Equity
Preferred Stock - No par value:
1,000,000 shares authorized
None issued and outstanding	--	--
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
20,150,092 and 9,390,000 issued and
20,017,167 and 9,390,000 outstanding	201	94
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
none and 10,398,640 issued and outstanding	--	104
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
12,910,857 and 13,244,355 issued and outstanding	129	132
Additional paid-in capital	146,940	146,649
Treasury stock, at cost - 132,925 shares	(1,879)	--
Retained earnings (deficit)	14,798	(19,893)
Cumulative translation adjustment (accumulated other
comprehensive loss)	(7,799)	(8,361)

Total Stockholders' Equity	152,390	118,725

Total Liabilities and Stockholders' Equity	$ 396,308	$ 387,456

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
	Nine Months Ended March 31,

	2002	2001

	(Unaudited)
Cash flows from (used in) operating activities:
Net income	$ 34,691	$ 30,987
Adjustments to reconcile net income to net cash
from (used in) operating activities:
Provision for doubtful receivables from clients	5,025	9,630
Depreciation	15,456	16,281
Non cash compensation charge	--	751
Amortization of goodwill and intangible assets	96	1,894
Income from affiliates	(2,888)	(3,504)
Other, net	(1,179)	721
Discontinued operations, net	(333)	(433)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(12,794)	(23,486)
Other current assets	(2,392)	(1,597)
Other assets	(295)	1,974
Accounts payable and accrued liabilities	(30,903)	(39,752)
Income taxes payable	(603)	(94)
Accrued retirement benefits	4,766	(701)
Deferred rent and accrued lease losses	93	(1,871)
Other noncurrent liabilities	1,447	1,148

Net cash from (used in) operating activities	10,187	(8,052)

Cash flows used in investing activities:
Purchases of fixed assets	(22,120)	(17,763)
Proceeds from divestitures	1,681	443
Acquisitions and contingent consideration payments	(3,583)	(7,040)
Distributions from affiliates	600	2,745

Net cash used in investing activities	(23,422)	(21,615)

Cash flows (used in) from financing activities:
Issuances of common stock, net of offering costs	291	35,025
Repurchases of common stock, net	(1,670)	--
Proceeds from stock purchase plan	969	--
Net repurchases of redeemable common stock	--	(116)

Net cash (used in) from financing activities	(410)	34,909

Effect of exchange rates on cash	651	(325)

(Decrease) increase in cash and cash equivalents	(12,994)	4,917
Cash and cash equivalents at beginning of period	81,735	41,410

Cash and cash equivalents at end of period	$ 68,741	$ 46,327

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Stockholders' Equity
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

		Cumulative				Additional	Treasury
	Retained	Translation	Class A	Class B-1	Class B-2	Paid-in	Stock,
	(Deficit) Earnings	Gain (Loss)	Common Stock	Common Stock	Common Stock	Capital	at Cost	Total

Balance at June 30, 2001	$ (19,893)	$ (8,361)	$ 94	$ 104	$ 132	$ 146,649	$ --	$ 118,725
Comprehensive income:
Net income	34,691							34,691
Foreign currency translation adjustment		562						562

Total comprehensive income								35,253
Reclassification for sale of 442,500 shares
by existing stockholders			4	(4)				--
Transfer restriction expiration of
9,956,140 shares			100	(100)				--
Conversion of 333,498 shares held by
Watson Wyatt, LLP for distribution to
its partners			3		(3)			--
Distribution of 62,600 shares from Watson
Wyatt, LLP to Watson Wyatt &
Company Holdings							(209)	(209)
Repurchase of 70,325 shares							(1,670)	(1,670)
Exercise of 27,954 common stock options			--			291		291

Balance at March 31, 2002	$ 14,798	$ (7,799)	$ 201	$ --	$ 129	$ 146,940	$ (1,879)	$ 152,390

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

The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2002. The results reflect estimated bonuses ultimately accrued at management's discretion and anticipated tax rates. Certain prior year amounts have been reclassified to conform to the current period's presentation.

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

The following table reflects consolidated results adjusted as though the adoption of FAS 142 occurred as of July 1, 2000:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001

Net income, as reported	$11,107	$10,915	$34,691	$30,987
Goodwill amortization, net of tax	--	361	--	995
Equity method goodwill amortization, net of tax	--	30	--	90

Net income, as adjusted	$11,107	$11,306	$34,691	$32,072

Basic earnings per share, as reported	$0.34	$0.33	$1.05	$0.98
Goodwill amortization, net of tax	--	0.01	--	0.03
Equity method goodwill amortization, net of tax	--	--	--	--

Basic earnings per share, as adjusted	$0.34	$0.34	$1.05	$1.01

Diluted earnings per share, as reported	$0.33	$0.33	$1.04	$0.97
Goodwill amortization, net of tax	--	0.01	--	0.03
Equity method goodwill amortization, net of tax	--	--	--	--

Diluted earnings per share, as adjusted	$0.33	$0.34	$1.04	$1.00

The changes in the carrying amount of goodwill for the nine months ended March 31, 2002 are as follows:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Balance as of June 30, 2001	$10,807	$724	$59	$19	$1,214	$12,823
Goodwill recorded during the period	3,075	225	--	--	283	3,583
Impairment losses	--	--	--	--	--	--
Translation adjustment	(150)	--	(2)	--	--	(152)

Balance as of March 31, 2002	$13,732	$949	$57	$19	$1,497	$16,254

The following table reflects the components of intangible assets at March 31, 2002:

	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Non-compete agreements	$672	$289
Purchased software	125	53

Total amortizable intangible assets	$797	$342

The weighted average remaining life of amortizable intangible assets at March 31, 2002 was 3.9 years. Amortization expense for the nine months ended March 31, 2002 was $96,000. Estimated amortization expense for fiscal year 2002 and each of the four succeeding fiscal years is as follows:

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

4.   In North America, the Company is primarily organized and managed by practice. Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment. Therefore, we have 5 reportable operating segments:

(1)	Benefits Group
(2)	eHR Group
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communications)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior year data has been restated to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the three months ended March 31, 2002:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$104,392	$25,742	$12,465	$17,387	$12,688	$172,674
Net operating income/(loss)	30,112	4,233	(1,098)	578	(422)	33,403
Receivables	93,779	20,184	10,988	14,302	11,077	150,330

The table below presents specified information about reported segments as of and for the three months ended March 31, 2001:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$98,994	$23,768	$13,597	$16,880	$14,953	$168,192
Net operating income/(loss)	27,266	5,694	549	1,769	(93)	35,185
Receivables	98,051	16,052	13,230	15,727	10,434	153,494

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2002:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$292,700	$81,089	$36,571	$51,030	$43,395	$504,785
Net operating income/(loss)	73,263	16,822	(4,730)	941	1,750	88,046
Receivables	93,779	20,184	10,988	14,302	11,077	150,330

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2001:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$275,779	$73,209	$42,083	$52,794	$48,272	$492,137
Net operating income/(loss)	66,014	21,528	5,728	6,821	5,871	105,962
Receivables	98,051	16,052	13,230	15,727	10,434	153,494

Information for the three and nine months ended March 31, 2001 has been restated to reflect the realignment of a group of U.S. consultants who deal with large multinational assignments into the "Benefits Group" from "Other." The amounts reclassified include revenue and expenses of $1,888,000 for the three months ended March 31, 2001, revenue and expenses of $5,752,000 for the nine months ended March 31, 2001, and receivables of $2,586,000 for both periods.

Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follow for the three and nine month periods ended March 31, 2002 and 2001:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001

Revenue:
Total segment revenue	$172,674	$168,192	$504,785	$492,137
Reimbursable expenses not included in total
segment revenue	7,939	8,765	22,438	25,438
Other, net	(231)	(612)	512	(1,756)

Consolidated revenue	$180,382	$176,345	$527,735	$515,819

Net Operating Income:
Total segment net operating income	$33,403	$35,185	$88,046	$105,962
Income from affiliates	793	1,411	2,888	3,504
Differences in allocation methods for
depreciation, G&A and pension costs	(1,562)	1,946	(2,072)	(1,748)
Gain on sale of U.S. based public plan
retirement business	--	--	1,000	--
Discretionary compensation	(13,716)	(15,930)	(32,530)	(49,030)
IPO-related compensation charge	--	--	--	(3,480)
Other, net	(411)	(3,442)	484	(822)

Consolidated pretax income from continuing
operations	$18,507	$19,170	$57,816	$54,386

Receivables:
Total segment receivables - billed and unbilled	$150,330	$153,494	$150,330	$153,494
Net valuation differences	9,028	3,100	9,028	3,100

Total billed and unbilled receivables	159,358	156,594	159,358	156,594
Assets not reported by segment	236,950	196,501	236,950	196,501

Consolidated assets	$396,308	$353,095	$396,308	$353,095

5.  Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001

Net income	$11,107	$10,915	$34,691	$30,987

Weighted average outstanding shares of
common stock	32,959	32,929	32,995	31,770
Dilutive effect of employee stock options	442	381	425	258

Common stock and stock equivalents	33,401	33,310	33,420	32,028

Earnings per share:
Basic	$0.34	$0.33	$1.05	$0.98

Diluted	$0.33	$0.33	$1.04	$0.97

6.  From time to time, we are a party to various lawsuits, arbitrations or mediations, typically involving claims relating to the rendering of professional services or employment matters. Management believes that the results of all such proceedings will not have a material adverse effect on our financial condition. We carry professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. The first $5 million of coverage beyond this retention is written by an affiliated captive insurance company owned by four professional services firms whose premium structure provides for recovering approximately 75% of any loss up to $5 million through increased insurance premiums over the following five years. The Company has provided for the self-insured retention and for the prospective premium increases where estimated losses in excess of $1 million are considered probable. We also carry employment practices liability insurance. For further details, refer to Part II, Item 1, "Legal Proceedings," on page 21.

7.  On November 19, 2001, the Board of Directors approved a plan to purchase up to 1,150,000 shares of the Company's class A common stock for purposes which may include offsetting any potential dilution from shares which may be issued in connection with the Company's employee benefit plans.

8.  On March 19, 2001, the Board of Directors approved the creation of an employee stock purchase plan for all associates and a restricted stock program for senior associates. The proposed employee stock purchase plan and the restricted stock program were approved at the annual stockholders' meeting on November 5, 2001, and were implemented in the beginning of calendar year 2002. Management currently anticipates that these programs will not dilute earnings per share.

9.  Comprehensive income includes net income and changes in the cumulative currency translation adjustment gain or loss. For the three months ended March 31, 2002, comprehensive income totaled $11.5 million, compared with $11.1 million for the three months ended March 31, 2001. For the nine months ended March 31, 2002, comprehensive income totaled $35.3 million, compared with $29.5 million for the nine months ended March 31, 2001.

10.  Effective August 31, 2001, we sold our U.S. based public sector retirement business to Gabriel, Roeder, Smith & Company ("GRS"). The sale included approximately 120 U.S. public sector retirement clients, representing approximately $6.0 million in annual revenues.

In accordance with the terms of the sale, GRS paid $1.0 million to the Company during the first quarter of this fiscal year. The amount of additional contractual cash payments over the next five years are contingent upon the successful transition of certain clients to GRS and upon their retention by GRS. The Company has also elected to receive approximately 7% of the common stock of GRS in lieu of a portion of future cash payments. The total potential value of stock and cash proceeds from the sale is anticipated to be $3.3 million, subject to the contingencies noted above.

Simultaneous with the sale, we entered into an alliance agreement with GRS under which we will mutually refer future business opportunities and explore joint consulting assignments.

11.     In conjunction with the Company's review of its overhead cost structure in the second quarter of fiscal year 2002, the Company examined the classification of its operating expenses. This review included the identification and evaluation of the costs that comprise General and administrative expenses. Prior to the second quarter of fiscal year 2002, expenses associated with and incurred by various associates from our practice groups (the "Practice Support Team"), for the centralized development of practice-specific tools and services, were included in General and administrative expenses. The costs associated with the Practice Support Team are mainly comprised of the salaries and employee benefits and professional services expenses incurred by the associates on this team.

As a result of our review, we have reclassified the Practice Support Team's expenses from the beginning of fiscal year 1998 through the first quarter of fiscal year 2002 as components of Salaries and employee benefits, Professional and subcontracted services, and Occupancy, communications and other expenses. These expenses have previously been included as a component of General and administrative expenses and represent less than 2.5% of total operating expenses and revenue for the three and nine months ended March 31, 2001. Revenue, Income from operations, Income before income taxes, and Net income were unaffected by this reclassification.

For more information on the Company's reclassification of our Practice Support Team's expenses, refer to the Company's Form 8-K that was filed on January 24, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Watson Wyatt is a global provider of human capital consulting services. We operate from 61 offices in 18 countries throughout North America, Asia-Pacific and Latin America. We provide services in three principal practice areas: benefits, human resources technologies (eHR) and human capital consulting. Watson Wyatt & Company, which became a wholly-owned subsidiary of Watson Wyatt & Company Holdings as a result of our corporate reorganization and initial public offering in October 2000, was incorporated in Delaware on February 17, 1958. Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Including our predecessors, we have been in business since 1946. In 1995, we entered into an alliance agreement with R. Watson & Sons, now Watson Wyatt LLP, a United Kingdom based actuarial, benefits and human resources limited liability consulting partnership that was founded in 1878. We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. Since 1995, we and our alliance partners have marketed our services globally and seamlessly under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 87 offices in 30 countries and employs over 6,200 associates. Watson Wyatt & Company operates 61 offices in 18 countries in North America, Asia-Pacific and Latin America. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland. The alliance operates 16 offices in 10 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by Watson Wyatt and 75% owned by Watson Wyatt LLP.

Watson Wyatt's principal executive offices are located at 1717 H Street NW, Washington, DC 20006. Our web site is www.watsonwyatt.com. Information on this website is not a part of this filing.

We employ approximately 4,200 associates as follows:

Benefits Group	1,590
eHR Group	450
Human Capital Group	240
International	960
Other (Including Data Services and Communications)	740
Corporate	220

Total	4,200

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

Other: Other services include:

(1) Communications consulting: Our communication consulting group provides research on employee attitudes and communication effectiveness, conducts communications audits, facilitates research and focus groups, provides communications planning and implementation and assists employers in complying with disclosure requirements.

(2) Data Services: Watson Wyatt Data Services produces custom and standard compensation and benefits surveys and human resource reference materials for use by global and local companies in 50 countries. Over 7,500 companies have participated in our surveys and our products include over 70 compensation, benefits and employment practices references and survey reports.

While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients.

Financial Statement Overview

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the third quarter of fiscal year 2002 (March 31, 2002), a Consolidated Balance Sheet as of the end of fiscal year 2001 (June 30, 2001), Consolidated Statements of Operations for the three and nine month periods ended March 31, 2002 and 2001, Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2002 and 2001 and a Consolidated Statement of Changes in Stockholders' Equity for the nine month period ended March 31, 2002.

We operate globally as an alliance with our affiliates. However, the revenues and operating expenses in the Consolidated Statements of Operations reflect solely the results of operations of Watson Wyatt & Company Holdings. Our share of the results of our affiliates, recorded using the equity method of accounting is reflected in the "Income from affiliates" line. Our principal affiliates are Watson Wyatt LLP, in which we hold a 10% interest in a defined distribution pool, and Watson Wyatt Holdings (Europe) Limited, a holding company through which we conduct continental European operations. We own 25% of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt LLP owns the remaining 75%.

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

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and discretionary compensation. In addition, professional and subcontracted services represent fees paid to external service providers for legal, marketing and other services. Approximately 50% of the Company's professional and subcontracted services are directly incurred on behalf of our clients and are reimbursed by them and included in revenue.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Pension Assumptions - We sponsor both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of our associates. Under our principal plans (U.S., Canada, and Hong Kong), benefits are based on the number of years of service and the associate's compensation during the three highest paid consecutive years of service.

Determination of our obligations and annual expense under the plan is based on a number of assumptions that, given the longevity of the plans, are long-term in their focus.  This long-term focus acts to amplify the effect of a change in one or a combination of these assumptions and could thus have a material impact on our pension benefit obligation and related expense.  For this reason, management employs a long-term view so that assumptions do not change frequently in response to volatility of the economy in the short-term.  The Company recognizes that returns on investments in 2002 are lower than our long-term expected rate of return.  However, given our long-term view over the lifetime of the plan, we hope to meet that expected rate of return.

We consider several factors when determining the appropriate level of each assumption, including economic forecasts, historical trends, portfolio composition and peer comparisons. Assumptions used in the valuation for our U.S. plan, which comprises the majority of the principal defined benefit pension plans, included the following over the past three fiscal years:
	Year Ended June 30,

	2001	2000	1999

Discount rate, projected benefit obligation	7.25%	7.25%	7.00%
Discount rate, net periodic pension cost	7.25%	7.00%	6.75%
Expected long-term rate of return on assets	10.00%	10.00%	10.00%
Rate of increase in compensation levels	5.34%	5.34%	5.34%

Results of Operations. The table below sets forth Consolidated Statements of Operations data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	58.4	54.5	57.1	54.7
Professional and subcontracted services	6.3	8.1	6.8	7.9
Occupancy, communications and other	15.1	16.0	15.4	16.0
General and administrative expenses	7.8	8.0	7.8	8.2
Depreciation and amortization	2.7	3.5	2.9	3.5

	90.3	90.1	90.0	90.3

Income from operations	9.7	9.9	10.0	9.7
Interest income, net	0.2	0.2	0.2	0.1
Other non-operating income	--	--	0.2	--
Income from affiliates	0.4	0.8	0.6	0.7

Income before income taxes	10.3	10.9	11.0	10.5
Provision for income taxes	4.1	4.7	4.4	4.5

Net income	6.2%	6.2%	6.6%	6.0%

Three and Nine months Ended March 31, 2002 Compared to the Three and Nine months Ended March 31, 2001

Revenue. Revenue from operations for the third quarter of fiscal year 2002 was $180.4 million, compared to $176.3 million for the third quarter of fiscal year 2001, an increase of $4.1 million, or 2%. The revenue increase was comprised of a $5.4 million, or 5% increase in our Benefits Group, a $1.9 million, or 8% increase in our eHR Group, and a $0.5 million, or 3% increase in International partially offset by a $1.1 million, or 8% decrease in our Human Capital Group and a $2.3 million, or 15% decrease in Other practice areas in North America. Revenue from operations for the first nine months of fiscal year 2002 was $527.7 million, compared to $515.8 million for the first nine months of fiscal year 2001, an increase of $11.9 million, or 2%. This revenue growth was comprised of a $16.9 million, or 6% increase in our Benefits Group and a $7.9 million or 11% increase in our eHR Group, partially offset by a $5.5 million, or 13% decrease in our Human Capital Group, a $1.8 million, or 3% decrease in International and a $4.9 million, or 10% decrease in Other practice areas in North America. Revenues for the three and nine months ended March 31, 2001 include revenues from our U.S. based public sector retirement business, which was sold to GRS in early fiscal year 2002. The sale included approximately 120 U.S. public sector retirement clients, representing approximately $6.0 million in annual revenues.

Salaries and Employee Benefits. Salaries and employee benefits for the third quarter of fiscal year 2002 were $105.4 million, compared to $96.2 million for the third quarter of fiscal year 2001, an increase of $9.2 million, or 10%. The increase was principally due to a $4.6 million increase in salaries, which is primarily the result of a 4% increase in salaries and a 3% increase in headcount, a $4.1 million increase in pension expenses and a $2.0 million increase in benefits and wage taxes, partially offset by a $1.2 million decrease in the accrual for discretionary compensation. As a percentage of revenue, salaries and employee benefits increased from 54.5% to 58.4%. Salaries and employee benefit expenses for the first nine months of fiscal year 2002 were $300.6 million, compared to $282.0 million for the first nine months of fiscal year 2001, an increase of $18.6 million, or 7%. Salaries and employee benefit expenses for the nine months ended March 31, 2001 includes the $3.5 million compensation charge (less than 1% of revenue) that the Company incurred resulting from agreements with our employee stockholders related to our initial public offering in the second quarter of fiscal year 2001. The increase, exclusive of this charge, was principally due to a $13.0 million increase in salaries, which is primarily the result of a 4% increase in salaries and a 3% increase in headcount, a $12.5 million increase in pension expenses, a $4.4 million increase in benefits and wage taxes, partially offset by a $14.7 million decrease in the accrual for discretionary compensation. As a percentage of revenue, salaries and employee benefits increased from 54.7% to 57.1%.

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations for the third quarter of fiscal year 2002 were $11.3 million, compared to $14.2 million for the third quarter of fiscal year 2001, a decrease of $2.9 million, or 20%. Professional and subcontracted services for the first nine months of fiscal year 2002 were $35.8 million, compared to $40.5 million for the first nine months of fiscal year 2001, a decrease of $4.7 million, or 12%. The decrease in both periods was mainly due to lower reimbursable expenses incurred on behalf of clients, a decrease in the professional services incurred by our Practice Support Team and lower recruiting expenses. As a percentage of revenue, professional and subcontracted services decreased from 8.1% to 6.3% for the quarter, and from 7.9% to 6.8% for the nine months ended March 31, 2002.

Occupancy, Communications and Other. Occupancy, communications and other expenses for the third quarter of fiscal year 2002 were $27.3 million, compared to $28.3 million for the third quarter of fiscal year 2001, a decrease of $1.0 million, or 4%. The decrease was mainly due to lower travel costs of $2.5 million and lower general office expenses of $0.7 million, partially offset by higher rent expense of $1.5 million, which is attributable to an increase in leased space required to support our operations and higher real estate and operating expenses, and higher telephone expenses of $0.9 million, which are mainly attributable to the additional capacity required to expand our electronic communications infrastructure. As a percentage of revenue, occupancy, communications and other decreased from 16.0% to 15.1%. Occupancy, communications and other expenses for the first nine months of fiscal year 2002 were $81.5 million, compared to $82.8 million for the first nine months of fiscal year 2001, a decrease of $1.3 million, or 2%. The decrease was mainly due to lower travel costs of $4.5 million and to lower general office expenses of $1.5 million, partially offset by higher rent expense of $2.7 million, which is attributable to an increase in leased space required to support our operations and higher real estate and operating expenses, and higher telephone expenses of $2.1 million. As a percentage of revenue, occupancy, communications and other decreased from 16.0% to 15.4%.

General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal year 2002 were $14.0 million, compared to $14.1 million for the third quarter of fiscal year 2001, a decrease of $0.1 million, or 1%. As a percentage of revenue, general and administrative expenses decreased from 8.0% to 7.8%. General and administrative expenses for the first nine months of fiscal year 2002 were $41.3 million, compared to $42.2 million for the first nine months of fiscal year 2001, a decrease of $0.9 million, or 2%. The decrease was mainly attributable to lower professional services of $1.4 million, lower travel costs of $1.9 million and a lower accrual for discretionary compensation of $1.0 million, partially offset by a $2.2 million increase in pension and insurance expenses and a $0.9 million increase in base salaries. As a percentage of revenue, general and administrative expenses decreased from 8.2% to 7.8%.

Depreciation and Amortization. Depreciation and amortization for the third quarter of fiscal year 2002 was $4.9 million, compared to $6.1 million for the third quarter of fiscal year 2001, a decrease of $1.2 million, or 20%. Depreciation and amortization for the first nine months of fiscal year 2002 was $15.6 million, compared to $18.2 million for the first nine months of fiscal year 2001, a decrease of $2.6 million, or 14%. As a percentage of revenue, depreciation and amortization decreased from 3.5% to 2.7% for the third quarter of fiscal year 2002 and from 3.5% to 2.9% for the first nine months of fiscal year 2002. The decrease in both periods is primarily attributable to lower depreciation expense for computer hardware and to the Company no longer amortizing goodwill, pursuant to FAS 142. For more information about the adoption of FAS 142, see Note 2 of the Notes to the Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $0.3 million for the third quarter of fiscal year 2002, unchanged from the prior year. Interest income, net for the first nine months of fiscal year 2002 was $1.0 million, compared to $0.7 million for the first nine months of fiscal year 2001, an increase of $0.3 million, or 43%.

Other Non-Operating Income. Other non-operating income for the first nine months of fiscal year 2002 was $1.0 million, which is due to the gain on the sale of our U.S. based public sector retirement business. See Note 10 of the Notes to the Consolidated Financial Statements for more information about this transaction.

Income from Affiliates. Income from affiliates for the third quarter of fiscal year 2002 was $0.8 million, compared to $1.4 million for the third quarter of fiscal year 2001, a decrease of $0.6 million, or 43%. Income from affiliates for the first nine months of fiscal year 2002 was $2.9 million compared to $3.5 million for the first nine months of fiscal year 2002, a decrease of $0.6 million, or 17%. The decrease in both periods is attributable to reduced operating income of our Continental European affiliate, Watson Wyatt Holdings (Europe) Limited.

Provision for Income Taxes. Provision for income taxes for the first nine months of fiscal year 2002 was $23.1 million, compared to $23.4 million for the first nine months of fiscal year 2001. Our effective tax rate was 40.0% for the first nine months of fiscal year 2002, compared to 42.9% for the first nine months of fiscal year 2001. The change in the effective rate was due to an increase in foreign tax credits utilized and a decrease in non-deductible expenses. We record a tax benefit on foreign net operating loss carryovers and foreign deferred tax assets only if it is more likely than not that a benefit will be realized.

Net Income. Net income for the third quarter of fiscal year 2002 was $11.1 million, compared to $10.9 million for the third quarter of fiscal year 2001, an increase of $0.2 million, or 2%. As a percentage of revenue, net income remained at 6.2%. Net income for the first nine months of fiscal year 2002 was $34.7 million, compared to $31.0 million for the first nine months of fiscal year 2001, an increase of $3.7 million, or 12%. Net income for the nine months ended March 31, 2001 includes the $2.3 million after- tax compensation charge that the Company incurred resulting from agreements with our employee stockholders related to our initial public offering in the second quarter of fiscal year 2001. As a percentage of revenue, net income increased from 6.0% to 6.6%.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2002 totaled $68.7 million, compared to $81.7 million at June 30, 2001. The $13.0 million decrease in cash and cash equivalents from June 30, 2001 to March 31, 2002 follows a typical pattern of cash flows for the Company that is attributable to the payment of bonuses in the first quarter of each fiscal year. During the nine month period ended March 31, 2002, the Company generated $100 million of cash, paid cash bonuses of $57.8 million, purchased fixed assets for $22.1 million, paid $23.6 million in corporate taxes and made acquisition related payments totaling $3.6 million. These expenditures were principally funded by cash generated from operating activities.

Cash From/Used in Operating Activities. Cash from operating activities for the first nine months of fiscal year 2002 was $10.2 million, compared to cash used in operating activities of $8.1 million for the first nine months of fiscal year 2001. The variance is mainly due to the payment under the Stock Incentive Bonus Plan of $30.3 million in the third quarter of fiscal year 2001, compared to no payment in fiscal year 2002.  The allowance for doubtful accounts increased $0.3 million and the allowance for work in process decreased $0.3 million from June 30, 2001 to March 31, 2002. The number of days of accounts receivable and work in process outstanding was 84 at March 31, 2002, down from 86 at March 31, 2001.

Cash Used in Investing Activities. Cash used in investing activities for the first nine months of fiscal year 2002 was $23.4 million, compared to $21.6 million for the first nine months of fiscal year 2001. The increase can be attributed to higher purchases of fixed assets of $4.4 million and from lower distributions from affiliates of $2.1 million, partially offset by lower acquisition related payments of $3.5 million and higher proceeds from divestitures of $1.2 million, including $1.0 million of proceeds from the sale of our U.S. based public sector retirement business.

Cash Used In/From Financing Activities. Cash used in financing activities for the first nine months of fiscal year 2002 was $0.4 million, compared to cash from financing activities of $34.9 million for the first nine months of fiscal year 2001. Cash flows from financing activities for the nine months ended March 31, 2001 were mainly due to proceeds from the Company's initial public offering in October 2000. The Company repurchased 70,325 shares of common stock during the third quarter of fiscal year 2002 for a total cost of $1.7 million, to provide for stock to be issued in connection with the Company's employee benefit plans. The Company also withheld $1.0 million from employees participating in the Company's stock purchase plan.

Expenditures of capital funds were $25.7 million for the first nine months of fiscal year 2002. Anticipated commitments of capital funds are estimated to be $13.7 million for the remainder of fiscal year 2002, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and human resources systems, and acquisition-related payments. Our consultants require continued access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. Although the Company anticipates that cash from operations will provide for our cash needs, a significant decrease in the demand for our consulting services caused by an economic slowdown or other factors could impact the Company's cash flows.

Our foreign operations do not materially impact liquidity or capital resources. At March 31, 2002, $18.9 million of the total cash balance of $68.7 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Future expected payments are as follows:

	Payments due by period (in thousands)

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Lease commitments	$220,942	$38,074	$63,369	$46,206	$73,293

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future expenses will be mainly market driven. The Company continues to guarantee certain leases for office premises and equipment for Wellspring. At March 31, 2002, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $32.9 million, excluding sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss on disposal of the benefits administration outsourcing business. The Company currently makes cash payments of $0.5 to $1.0 million per year related to Wellspring.

In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the Company agreed to guarantee Watson Wyatt LLP's performance under a lease for office space in London that expires in 2015. Payments by Watson Wyatt LLP under the lease total approximately $2.1 million per year. We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009. If Watson Wyatt LLP exercises this option, the Company would attempt to sublease the space at the then-current market rates.

We have a $95.0 million revolving credit facility with a group of banks at an interest rate that varies with LIBOR and/or the Prime Rate. We are charged a quarterly commitment fee, currently 3/10 of 1% of the facility, that varies with our financial leverage and is paid on the unused portion of the credit facility. No amounts were outstanding under the revolving credit facility as of March 31, 2002, or June 30, 2001. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is collateralized by a blanket lien on all of the Company's assets. At March 31, 2002, we were in compliance with all covenants under the credit facility. A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $4.3 million of the facility is currently unavailable for operating needs. The credit facility is scheduled to mature on June 30, 2003.

Additionally, the Company guarantees a credit facility which it established to collateralize loans to associates for purchased redeemable common stock under our former Stock Purchase Program. This program was discontinued in conjunction with our initial public offering in October 2000. As a result, the facility permanently decreases as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $3.2 million and $8.5 million at March 31, 2002, and June 30, 2001, respectively. Shares totaling 2,765,000 and 4,598,000 of Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at March 31, 2002, and June 30, 2001, respectively.

As of March 31, 2002, the Company had no unconsolidated subsidiaries or special purpose entities.

Disclaimer Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 2 on pages 5 through 7; Note 3 on page 7; Notes 6 and 8 on page 11; "Critical Accounting Policies and Estimates" on page 14 and 15; the fifth paragraph under Liquidity and Capital Resources on page 19; the lease commitment discussion on page 20; and Part II, Item 1 "Legal Proceedings" on pages 21 and 22. In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated June 25, 2001, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to cash flows or earnings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. The matters reported on below involve the most significant pending or potential claims against us. We are incorporating, by reference, the descriptions of the legal proceedings that appear under the caption "Legal Proceedings" beginning on page 20 of the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2001. Management believes, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

Societe Internationale de Telecommunications Aeronautique S.C. (SITA).  The parties entered mediation in January and have reached a tentative settlement agreement disposing of the claim.

Pacific Group Medical Association. The settlement agreement disposing of the claim, which has been signed by the parties in October, has been approved by the court but is awaiting the disposition of an appeal of the court's order.

Toussaint, et al. v. James, et al. Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit against the former union leaders and Watson Wyatt alleging damages suffered in reliance on our actuarial work. The claim against Watson Wyatt is believed to be in the $3 million range.

NJ Car Insurance Group Trust (NJ Car). The Trustees of NJ Car, a group health insurance provider for New Jersey automobile makers, filed a third-party complaint against Watson Wyatt and several other service providers relating to the insolvency of NJ Car. The suit by NJ Car's receiver against the Trustees claims that mismanagement of NJ Car caused its financial position to erode from a positive financial position at the end of 1998 to insolvency by July, 2001, with claims exceeding assets by $14.6 million. In the third-party complaint, the Trustees claim any losses to NJ Car are attributable to its service providers, including Watson Wyatt.

Other. The attorney for a retirement client in the U.S. has advised us of a claim involving an estimate of the cost of a benefit enhancement, alleging approximately $60 million in damages. The client has agreed to mediation of this matter.

The Company has received correspondence from counsel to a municipal retirement fund to the effect that the fund has claims against us based on actuarial reports provided prior to 1994, which allegedly contained erroneous estimates of the fund's financial condition. The correspondence does not specify the nature of the alleged errors or any damages. We are investigating the circumstances surrounding our services to this fund.

Insurance Coverage

We carry professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. The first $5 million of coverage beyond this retention is written by an affiliated captive insurance company owned by four professional services firms whose premium structure provides for recovering approximately 75% of any loss up to $5 million through increased insurance premiums over the following five years. The Company has provided for the self-insured retention and for the prospective premium increases where estimated losses in excess of $1 million are considered probable. We also carry employment practices liability insurance.

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

At the time of the reorganization, each share of Watson Wyatt & Company's redeemable common stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of the Company. The class B common stock was divided into two classes to accommodate two different transfer restriction periods, which may be waived by the Board of Directors. The class B shares automatically convert into class A common stock following the expiration or waiver of the respective transfer restriction periods. A total of 9,956,140 class B-1 shares were subject to a transfer restriction period of 12 months following the IPO date, which expired on October 16, 2001, while the class B-2 shares are subject to a transfer restriction period of 24 months following the IPO date, which will expire on October 16, 2002. The Company waived the transfer restriction on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares for sale in the IPO.

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

Other Conversions

In December 2000, the Board also authorized the conversion of not more than 40,000 of the Company's class B-2 shares held by Watson Wyatt LLP for distribution by Watson Wyatt LLP to certain retiring associates. In August 2001, the Board of Directors of the Company approved a proposal to amend the alliance agreement with Watson Wyatt LLP to reduce Watson Wyatt LLP's minimum required holdings of the Company's common stock to 100,000 shares. The Board authorized the conversion, on or after October 16, 2001, of up to 313,000 of the Company's class B-2 shares held by Watson Wyatt LLP for distribution by Watson Wyatt LLP to its partners, subject to the prior execution by each partner of a lock-up agreement imposing the same transfer restrictions on such class A shares as are applicable to the Company's class B-2 shares. Following the conversion of the class B-1 shares pursuant to the Company's Amended and Restated Certificate of Incorporation and the class B-2 shares pursuant to the Board's authorization, Watson Wyatt LLP distributed 626,000 shares to its individual partners, of which we received 62,600 representing our 10% ownership interest. We have accounted for these shares as treasury stock transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings[1]
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings[2]
4	Form of Certificate Representing Common Stock[1]
10.1	Amended Credit Agreement Among Bank of America, N.A. and Others dated October 6, 2000[3]
10.2	Consent of Bank of America, N.A. [4]
10.3	Agreement with David B. Friend, M.D. dated October 22, 1999[1]
10.4	Senior Officer Deferred Compensation Plan[4]
10.5	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares[5]
10.6	Voluntary Deferred Compensation Plan [7]
10.7	2001 Deferred Stock Unit Plan for Selected Employees [6]
b.	Reports on Form 8-K Report on Form 8-K filed January 24, 2002

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

7Incorporated by reference from Registrant's Form 10-Q, filed on February 12, 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)

/S/ John J. Haley		May 14, 2002
Name:	John J. Haley	Date
Title:	President and Chief
Executive Officer

/S/ Carl D. Mautz		May 14, 2002
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief
Financial Officer

/S/ Peter L. Childs		May 14, 2002
Name:	Peter L. Childs	Date
Title:	Controller