Form 10-K
period 2002-06-30
WATSON WYATT & CO HOLDINGS
filed 2002-09-25
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT  OF 1934
          For the fiscal year ended June 30, 2002

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to

Commission File Number: 001-16159
WATSON WYATT & COMPANY HOLDINGS
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2211537 (I.R.S. Employer Identification No.)

1717 H STREET NW
Washington, D.C. 20006-3900
(Address of principal executive offices, including zip code)
(202) 715-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange
Class A Common Stock, $0.01 par value	on which registered
(20,215,135 shares outstanding as of August 31, 2002)	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

Class B Common Stock, $0.01 par value
(12,868,030 shares outstanding as of August 31, 2002)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes	X	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is $677,517,017 as of August 31, 2002.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 18, 2002 are incorporated by reference into Part III of this Form 10-K.

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

We design, develop and implement HR strategies and programs through the following three closely interrelated practice areas:
Benefits Group	eHR Group	Human Capital Group
Retirement plans, including pension, 401(k) and executive benefits plans	eHRTM, our web-based delivery of HR information and programs	Compensation plans, including executive compensation and stock option programs
Investment Consulting services to pension plans	Employee self-service applications and call centers	Strategies to align workforces with business objectives
Healthcare, disability and other group benefit plans	Benefit administration systems and retirement planning tools	Organization effectiveness services
Actuarial services	eHRTM strategy consulting, using best-of-breed research on HR vendors, products and services	Strategies for attracting, retaining and motivating employees

Our clients include many of the world's largest corporations as well as emerging growth companies, public institutions and non-profit organizations. Many of our client relationships have existed over several decades.

We believe that our extensive experience, global presence, dedication to long-term client relationships and recognized reputation for quality provide us with significant competitive advantages. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management. We implement this strategy through over 4,250 associates in 61 offices located in 18 countries.

Corporate Information

Including predecessors, we have been in business since 1946. Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Our principal operating subsidiary, Watson Wyatt & Company, was incorporated in Delaware on February 17, 1958. We conducted our business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance.

Watson Wyatt Worldwide Alliance

Recognizing our clients' need for a global organization to service their needs, we established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, we made a strategic decision in 1995 to strengthen our European capabilities significantly and extend our global reach by entering into an alliance with R. Watson & Sons (formerly Watson Wyatt Partners, now Watson Wyatt LLP), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 87 offices in 30 countries and employs over 6,300 associates. Watson Wyatt & Company Holdings operates 61 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland. The alliance operates 16 offices in 10 continental European countries principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by us and 75% owned by Watson Wyatt LLP.

Human Resources Consulting Industry

Overview

The growing demand for employee benefits and human capital consulting services is directly related to the size, complexity and rapid change associated with human resources programs. In the U.S. alone, employers spend over $6 trillion annually on the direct costs of human capital such as compensation and benefits. In 2001, U.S. employers contributed over $180 billion to pension and profit sharing plans, and $300 billion to group health insurance programs, while the assets of U.S. employer sponsored retirement plans approximated $8 trillion.

Employers, regardless of geography or industry, are facing unprecedented challenges involving the management of their people. Changing technology, difficult economic times, critical skill shortages and an aging population in many developed countries have increased competition for talented employees. At the same time, employees' expectations relating to compensation, benefits and other HR services are growing. Employers must address these challenges effectively in order to remain competitive.

Watson Wyatt is one of the leading HR-focused consulting firms that compete in serving the large employer market worldwide. Other major consulting firms include: William M. Mercer, Towers Perrin and Hewitt Associates. In addition to these firms, the industry includes smaller benefits and compensation firms and the HR consulting divisions of diversified professional service firms, such as the big four accounting firms, Accenture, EDS, Booz, Allen & Hamilton, Mellon Financial Corporation and Aon. The global HR consulting industry is highly fragmented. There are approximately 950 firms providing HR-related consulting services, with the four major HR-focused consulting firms accounting for approximately 40% of total industry revenue.

Consulting Services

Our North American operations include three principal practice groups: Benefits, eHR and Human Capital. Outside North America, our operations are organized and managed on a geographic basis. The percentage of revenues generated in the various groups is as follows:
	2002	2001	2000

Benefits Group	59%	57%	56%
eHR Group	16	14	13
Human Capital Group	7	8	8
International	10	11	12
Other (including Data Services and Communications)	8	10	11

Total	100%	100%	100%

Prior year percentages have been recalculated to conform to current classification. For more information about industry segments, see Note 13 of Notes to the Consolidated Financial Statements, included in Item 15 of this report.

Benefits Group

Our Benefits Group is our largest and most established practice, with a franchise dating to 1946. This group consists of approximately 1,630 associates and works with clients to create cost-effective retirement and health care benefits programs that help attract, retain and motivate a talented workforce. We strive to provide tailored benefits programs for our clients, and we base our recommendations on extensive research. Our Benefits Group, which consists of Retirement Consulting, Investment Consulting, and Group & Health Care Consulting, accounted for approximately 59% of our total segment revenues for the fiscal year ended June 30, 2002.

Retirement Consulting

We are one of the world's largest advisers on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution retirement plans. Our consultants work with clients to provide realistic assessments of the impact that the change in workforce demographics will have on their retirement plans, corporate cash flow requirements and retiree benefits adequacy and security.

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

Our target market for defined benefit plans consists of large plans such as the Fortune 1000, Pensions & Investments 1000, and other similarly sized plans and plan sponsors. The Watson Wyatt/Gabriel, Roeder, Smith & Company alliance is the market share leader in the combined Fortune and Pensions & Investments lists. Our consultants provide actuarial services and are the named actuaries to many of the world's largest retirement plans, including four of the five largest corporate-sponsored defined benefit plans in the United States. Our defined benefit services include:

  Strategic plan design
  Actuarial services
  Funding recommendations
  Multinational asset pooling consulting
  Financial reporting
  Valuation and diagnostic software and systems
  Assistance with changes relating to mergers, acquisitions and divestitures
  Compliance consulting
  Administrative services

We also help companies design and implement defined contribution plans, especially 401(k) plans in the United States.

In both the defined benefit and defined contribution areas, we emphasize research-based consulting to design retirement programs that align our clients' workforces with their business strategies. Examples of our products and services include:

  Pension Equity Plan - an alternative retirement plan that combines the lump sum portability of defined contribution and cash balance plans desired by younger workers with a benefits formula based on the final few years of earnings, yet providing benefits security typical to a traditional defined benefit plan that older and long-service employees seek;

  Flex Pension PlusTM - a tax-effective Canadian supplemental retirement plan for attracting and retaining key employees;

  PREpare!® - a web-based tool that enables employees to model different savings and retirement income scenarios;

  Watson Wyatt 401(k) Value Index® - a tool that looks beyond cost to identify the total value that employers and their employees derive from their 401(k) plans;

  Phased Retirement Programs - a combination of programs that help clients attract and retain older workers by enabling them to balance work/life needs through a gradual transition to retirement; and

  FASTool - an interactive tool that allows immediate comparison of balance sheet information and assumptions related to pension and retiree medical plans for large publicly-traded companies.

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

Group and Healthcare Consulting

Employers look to provide health and welfare benefits that will help attract, retain and enhance productivity of their workforce. This challenge has never been greater given increasing health care costs, declining employee satisfaction and increased administrative burden for U.S. companies. Globally, many health care systems are strained by fewer resources and increasing demand due to declining health status and the aging of the population. In the U.S., these underlying forces are creating pressure for new approaches to delivering health care benefits for workers and retirees that engage patients as consumers of health care and not just passive recipients. These approaches empower employees to participate more actively in the health care buying decision by putting workers in charge of spending their own health care dollars and by providing them with the tools and information to manage their health care choices more directly.

Clients seek our services to assist them in the design, financing, administration, communication and management of their health and welfare benefit plans to effectively manage their labor costs and maximize productivity. Our services include:

  Strategic plan design of health and welfare, paid time off and flexible benefit plans

  Actuarial services

  Health management

  eHealth strategy and implementation

  Total absence management

  Vendor selection and ongoing management services

  Measurement of program effectiveness

  Assistance with plan changes relating to mergers, acquisitions and divestitures

Our approach to group benefits consulting is data-driven, research-based and makes use of sophisticated consulting tools such as:

  eHR/BenefitsTM - a customizable web portal to facilitate the administration and management of health and welfare benefits

  PreViewTM - a medical benefits cost modeling system which accurately and quickly models medical claims under alternative plan designs, covered populations and managed care delivery systems

  ConsumerHealthView - a cost modeling system to assess the short-term and long-term financial impact of consumer-driven health plans

  Health Plan Value LibraryTM - a database of information on the cost, quality and accessibility of health plans that are used to screen and evaluate health plans

  Avoidable Claims Analysis - a data analysis system to identify opportunities for reduction of medical claims through health management programs

  Auto-RFP® - a powerful software application that organizes and eases the administrative process of gathering and evaluating the responses from healthcare vendors to requests for proposals

Investment Consulting

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

  Asset/liability modeling and asset allocation studies
  Governance and investment policy development
  Investment policy implementation
  Investment structure analysis
  Investment manager selection and evaluation
  Performance evaluation and monitoring

eHR Group

Our eHR Group helps clients identify, select and implement best-fit HR and benefits technologies. We specialize in best-fit solutions for health and welfare administration and enrollment and pension administration. Our eHR™ approach establishes the foundation for employee relationship management, allowing our clients to connect their employees to the organization's evolving business needs. Our eHR Group consists of approximately 450 associates and represented approximately 16% of our total segment revenues for the fiscal year ended June 30, 2002.

Our proprietary research shows that properly focused and executed eHR initiatives contribute significantly to shareholder value. As human resources programs become more complex and important for recruiting and retaining employees, organizations are seeking flexible, adaptable and cost-effective technology solutions. We are well-positioned to help clients address these challenges because of our eHR approach, which integrates organizational data, computer systems and workplace transactions in a single employee accessible network. We help organizations that have adopted internet applications for external business strategies to employ similar advanced technologies for internal applications used by employees, managers and human resources administrators.

We deliver state-of-the-art applications in health and welfare administration, benefits enrollment and pension administration. We also offer a diverse breadth of research-based strategic consulting, benchmarking and other technology services for compensation planning, service center design, recruiting and workforce management consulting, decision support systems and web-based benefit and compensation statements. Using our proprietary consulting methodology of ''Discover, Invent and Deliver,'' our consultants work with clients to evaluate existing human resources infrastructure and business strategy, identify the best sources of people, process and technology and design and implement tailored approaches. Our consulting work frequently involves the development of web-based employee self-service applications, the implementation of interactive call centers and the integration of existing legacy systems. We often host these web solutions for clients in our internal data centers.

Human Capital Group

Our Human Capital Group, which consists of approximately 230 associates, helps clients achieve competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees to maximize the return on their investment in human capital. Our Human Capital Group represented approximately 7% of our total segment revenues for the fiscal year ended June 30, 2002. Our Human Capital Group focuses in three principal areas:

Executive Compensation

We advise executives and boards of directors on executive pay programs, including cash compensation, stock options and stock purchase plans, and on ways to align pay-for-performance plans throughout the organization in order to increase shareholder value.

Strategic Rewards®

We help align an organization's rewards - including compensation, stock programs, incentives, recognition programs and flexible work arrangements - with its business strategies, cultural values, work design and human resources strategy. We work together with our Benefits Group to develop optimal total compensation programs for our clients.

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

We have created the Watson Wyatt Human Capital Index® , a proprietary tool for demonstrating the relationship between the effectiveness of an organization's human capital practices and the creation of superior shareholder returns. In support of our human capital consulting we also maintain databases of employee attitudes for client organization comparison.

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

International Operations

Our operations outside North America are managed and organized on a geographic basis. These operations include 24 offices in Asia-Pacific and Latin America, employing approximately 1,000 associates, which generally provide our full array of services. This segment represented approximately 10% of our total segment revenues for the fiscal year ended June 30, 2002.

We established our presence in Asia-Pacific in 1979 with offices in Hong Kong and Malaysia, and grew substantially throughout the 1980's and 1990's by establishing new offices and acquiring existing firms. We have been successful in growing high-end human capital consulting services, which has become increasingly important since the 1997/1998 economic crisis, helping our clients with the people and cultural issues that are necessary to grow their businesses. We are also widely recognized as the leader in providing compensation and benefits surveys in the region, with over 50 different survey products. Our retirement consulting services continue to grow in the region, and we provide investment consulting services to some of the largest pension plans in Japan and Hong Kong. We were named HR Consultancy of the Year in Hong Kong for 1998, 1999, 2000 and 2001 by China Staff magazine. In addition to our human capital and benefits consulting services, we also market eHR services to clients in the region.

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

Watson Wyatt Data Services

Watson Wyatt Data Services provides a comprehensive array of global compensation, benefits and employment practices information that is often studied and cited by many of our clients and competitors. In the United States, we publish and market an extensive library of reports on human resources issues, and more than 8,500 organizations participate in one or more of our annual surveys. Our databases contain compensation information for more than 5 million employees in virtually every industry sector and major metropolitan area. Outside of the United States, our worldwide alliance offers more than 70 remuneration, benefits and employment practice reference guides, covering more than 60 countries and 6 continents. In addition to our annual survey references, we also offer many reference works intended to assist practitioners in creating or maintaining programs in a variety of subject areas such as variable pay, performance management and personnel policies.

Integrated Service Approach

While we focus our consulting services in the principal areas described above, we draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. An example is in the area of Mergers and Acquisitions. Recognizing that many business combinations fail because of ''people problems,'' we help clients achieve better transactional success by assisting with faster integration, cost containment, increased customer focus and greater productivity. We assemble multi-disciplinary teams to provide key services that include due diligence of pension and benefits plans, company cultures and human resources strategies, integration of human resources processes and practices and enterprise-wide project management.

Another example is our Total Rewards approach which encompasses compensation, benefits, career growth and company culture. We help clients determine the correct mix of reward programs to attract and retain the right employees and to motivate them to produce desired results.

Sales and Marketing

Our growth strategy starts with ensuring the satisfaction of current clients through our Account Management program. We have over 100 account managers who focus on the effective delivery of services to clients and on expanding our relationships across service lines, geographic boundaries and divisions within client companies. A key element of this program is an approach we call ClientFirstTM. Using proprietary processes and tools, we work with clients to define their needs and expectations before an engagement begins and then continually measure our performance according to agreed upon standards.

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

Clients

We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Latin America and Asia-Pacific across a wide variety of industries. Our client base is broad and geographically diverse. For the fiscal year ended June 30, 2002, our ten largest clients accounted for approximately 15% of our consolidated revenues and no individual client represented more than 4% of our consolidated revenues.

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

Our current and anticipated competitors include:

  Major human resources-focused consulting firms that compete in serving the large employer market worldwide, such as the Mercer Consulting Group, Towers Perrin and the administration/consulting firm Hewitt Associates;

  Smaller benefits and compensation consulting firms, such as The Segal Company and the Hay Group;

  The human resources consulting divisions of diversified professional service and insurance firms, such as PricewaterhouseCoopers, Deloitte & Touche, Booz, Allen & Hamilton, Mellon Financial Corporation and Aon;

  Information technology consulting firms, such as Accenture and KPMG Consulting, as well as internet/intranet development firms; and

  Boutique consulting firms comprised primarily of professionals formerly associated with the firms mentioned above.

The market for our services is subject to change as a result of increased regulatory, legislative, competitive and technological developments and competition from established and new competitors. We believe that the primary determinants of selecting a human resources consulting firm include reputation, ability to provide measurable increases to shareholder value, global scale, service quality and the ability to tailor services to a clients' unique needs. We believe we compete favorably with respect to these factors.

Employees

The Company employs approximately 4,250 associates as follows:
Benefits Group	1,630
eHR Group	450
Human Capital Group	230
International	1,000
Other (including Data Services and Communications)	720
Corporate	220

Total	4,250

None of our associates are subject to collective bargaining agreements. We believe relations with associates are good.

Risk Factors

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements:

  We must continue to recruit and retain qualified consultants; our failure to do so could adversely affect our ability to compete successfully.

  Changes in our compensation programs could impair our ability to retain consultants if our total compensation program is not perceived by our consultants to be competitive with those of other firms.

  We depend on our associates; the loss of key consultants and managers could damage or result in the loss of client relationships and adversely affect our business.

  Competition could result in loss of our market share that could reduce our profitability.

  Clients' criteria for selecting consultants may change. The ability to tailor services to clients' particular needs traditionally has been a key selection criterion among buyers of consulting services in our core businesses.  However, these buyers' selection criteria may change and price could become a more significant factor, thereby adversely affecting our operating results.

  Demand for our services may decrease for various reasons, including a general economic downturn, a decline in a client's or an industry's financial condition or changes in government regulation and taxation of employee benefit plans. A decrease in demand for our services could adversely affect our operating results.

  Our clients generally may terminate our services at any time, which could decrease associate utilization.

  Certain of our engagements are not based on written agreements, which could result in disputes with our clients.

  Our fixed-fee engagements could hurt our financial results if not properly managed.

  We are subject to malpractice claims arising from our work, which could adversely affect our reputation and business.

  Tightening insurance markets may reduce available coverage and result in increased premium costs.

  We depend on Watson Wyatt LLP for our brand in the European market and could lose our position in Europe if our alliance agreements were to terminate.

  Termination of our relationship with Watson Wyatt LLP could result in a name change.

  Our international operations present special risks, including foreign exchange risks, unexpected increases in taxes, new regulatory requirements, unusual and unexpected monetary exchange controls, economic downturns or civil disturbances, that could negatively affect our business.

  Operational readiness of our global administrative infrastructure might not be as complete as required to manage international operations effectively.

  Our business faces rapid technological change and our failure to respond to this change quickly could adversely affect our business.

  Our eHR Group has project-related risks that could adversely affect our financial results. In securing or carrying out these projects, we may encounter inadequate project scope definitions, unforeseen technological and systems integration problems, unanticipated costs, failures to meet contractual performance objectives and other business risks.

  Limited protection of our proprietary expertise, methodologies and software could harm our business.

  Changes in associate ownership could adversely affect our firm culture.

  Our certificate of incorporation and bylaws contain provisions that might discourage, delay or prevent a change in control that a shareholder might favor.

  Shares currently owned by our employees, which will become available for sale in October 2002 under our certificate of incorporation could adversely affect the price of our stock.

For more information on Risk Factors, see our prospectus dated June 21, 2001.

Item 2.  Properties.

We operate in 61 offices in principal markets throughout the world. Operations are carried out in leased offices under operating leases that normally do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

We evaluate office capacity on an ongoing basis to meet changing needs in our markets while minimizing our occupancy expense. We currently have excess capacity in several markets and are actively marketing certain space for sublease. The recent economic downturn has negatively impacted the value of such space as current lease rates have generally dropped since the time such leases were signed.

The fixed assets owned by Watson Wyatt represented approximately 14% of total assets at June 30, 2002, and consisted primarily of computer equipment, office furniture and leasehold improvements.

Item 3.  Legal Proceedings.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. The matters reported on below involve the most significant pending or potential claims against us, as well as the outcomes of claims previously reported. Management believes, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

Pacific Group Medical Association (PGMA). In connection with the insolvency and liquidation of PGMA, a health insurance provider and former client, the Hawaii Insurance Commissioner, acting as liquidator of PGMA, brought claims in the Circuit Court of Hawaii against the former officers, directors, accountants, attorneys and other service providers of PGMA. The claim against Watson Wyatt was settled through mediation, and the settlement amount is being held in escrow pending resolution of the suit involving the non-settling parties.

Société Internationale de Télécommunications Aéronautique S.C. (SITA). In 1999, this Belgium cooperative based in France notified Watson Wyatt LLP, our European alliance partner, of a claim involving alleged errors in the design of a global employee stock plan which included work performed by a former subsidiary that is now owned by Watson Wyatt & Company Holdings (Europe) Limited. Suit was filed in November 2000 in England's High Court of Justice Chancery Division against Watson Wyatt LLP and The Wyatt Company (UK) Limited, one of our subsidiaries. The parties entered mediation in January 2002 and have settled this claim.

Toussaint, et al. v. James, et al. Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit in the U.S. District Court for the Southern District of New York against the former union leaders and Watson Wyatt alleging damages suffered in reliance on our actuarial work and breaches of fiduciary duties owed by the former union leaders. The claim against Watson Wyatt is allegedly in the $4 million range. The court has ordered mediation of the claim, which is scheduled for October 21, 2002.

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR). Watson Wyatt and other service providers of NJCAR, an insolvent group health insurance provider, are defending claims by NJCAR's receiver and its former trustees in the U.S. District Court for the District of New Jersey alleging that any losses resulting from the insolvency are attributable to its former service providers. Court mandated mediation before the U.S. Magistrate began on September 5, 2002 and is continuing. The amount of alleged damages against all the defendants is unclear, but appears to be in the $20 million range in the aggregate against all defendants.

Other Matters

The attorney for a retirement client in the U.S. advised us in November 2001 of a potential claim arising out of an estimate of the cost of a benefit enhancement. This claim has gone to mediation, and settlement discussions are under way.

In early 2002, the Company received correspondence from counsel to a municipal retirement fund to the effect that the fund has claims against us based on actuarial reports provided prior to 1994, which allegedly contained erroneous estimates of the fund's financial condition. The correspondence did not specify the nature of the alleged errors or any damages. We advised the client's attorney that we did not know of any basis for a claim, and we have heard nothing further regarding this matter.

Insurance Coverage

We carry claims-made professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by three professional services firms. The first $5 million of coverage has a premium structure which provides for recovering approximately 75% of any loss up to $5 million through increased insurance premiums over the following five years. The Company has provided for the self-insured retention and for the prospective premium increases where specific estimated losses for known claims in excess of $1 million are considered estimable and probable. The Company has also used actuarial assumptions to estimate and record a liability for incurred but not reported professional liability claims. This liability was equal to $12.0 million as of June 30, 2002. We believe that we will be able to obtain insurance coverage in the future to cover such claims. In addition to professional liability insurance, we also carry employment practices liability insurance. In the current insurance market environment, we have experienced increases in premium cost and reductions in aggregate excess coverages, trends which are anticipated to continue.

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

Automatic Conversions

A total of 9,956,140 class B-1 shares were automatically converted to class A shares upon the expiration of the twelve-month transfer restrictions on October 16, 2001. Transfer restrictions on 10,193,509 class B-2 shares will expire on October 16, 2002.

Other Conversions

In December 2000, the Board authorized the conversion of not more than 40,000 of the Company's class B-2 shares held by Watson Wyatt LLP for distribution by Watson Wyatt LLP to certain retiring associates. In August 2001, the Board of Directors of the Company approved a proposal to amend the alliance agreement with Watson Wyatt LLP to reduce Watson Wyatt LLP's minimum required holdings of the Company's common stock to 100,000 shares. The Board authorized the conversion, on or after October 16, 2001, of up to 313,038 of the Company's class B-2 shares held by Watson Wyatt LLP for distribution by Watson Wyatt LLP to its partners, subject to the prior execution by each partner of a lock-up agreement imposing the same transfer restrictions on such class A shares as are applicable to the Company's class B-2 shares. In December 2001, the Board also authorized the conversion of 20,460 of the Company's class B-2 shares held by Watson Wyatt LLP for distribution by Watson Wyatt LLP to certain retiring associates. Following the conversion of the class B-1 shares pursuant to the Company's Amended and Restated Certificate of Incorporation and the class B-2 shares pursuant to the Board's authorization, Watson Wyatt LLP distributed 626,000 shares to its individual partners, of which we received 62,600 representing our 10% ownership interest. We have accounted for these 62,600 shares as treasury stock. In May 2002, the Board authorized the conversion of an additional 42,827 class B-2 shares for distribution to the estate of a deceased associate. In August 2002, the Board authorized the conversion of 123,015 class B-2 shares for repurchase by the Company from shareholders in September 2002 at the then prevailing market price.

Market Information

Watson Wyatt & Company Holdings class A common stock is currently traded on the New York Stock Exchange under the symbol WW. The following table sets forth the range of high and low closing share prices for each quarter of fiscal year 2002, determined by the daily closing stock prices.

	Fiscal year 2002

	High	Low

First quarter (July 1, 2001 through September 30, 2001)	$28.00	$14.60
Second quarter (October 1, 2001 through December 31, 2001)	22.02	15.50
Third quarter (January 1, 2002 through March 31, 2002)	27.35	20.76
Fourth quarter (April 1, 2002 through June 30, 2002)	27.50	22.50

Holders

As of August 31, 2002, there were approximately 650 shareholders of record of our class A common stock and approximately 1,500 shareholders of record of our class B common stock.

Dividends

Under our credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 15 of this report), we are required to observe certain covenants (including requirements as to minimum net worth) that affect the amounts available for the declaration or payment of dividends. Under the most restrictive of these covenants, approximately $31.0 million was available for the declaration or payment of dividends as of June 30, 2002. The declaration and payment of dividends by the Company is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates. Historically, while our performance would have permitted the payment of dividends, we have chosen not to declare dividends every year since fiscal year 1991. We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Our equity compensation plans include the 2000 Long-Term Incentive Plan, which provides for the granting of nonqualified stock options and stock appreciation rights, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Compensation Plan for Outside Directors. All of our equity compensation plans were approved by shareholders except for the Compensation Plan for Outside Directors. See Note 10 of the Notes to the Consolidated Financial Statements for the general terms of these plans.

The following chart gives aggregate information regarding grants under all of the Company's equity compensation plans through June 30, 2002:
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	1,539,071	$13.51	4,719,524
Equity compensation plans not approved by shareholders	-	-	50,000
Total	1,539,071	$13.51	4,769,524

Additional information required by this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

Item 6.  Selected Consolidated Financial Data.

The table on the following page sets forth selected consolidated financial data of Watson Wyatt as of and for each of the years in the five year period ended June 30, 2002. The selected consolidated financial data as of June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002 were derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K. The selected consolidated financial data as of June 30, 2000, 1999, 1998, and for each of the years ended June 30, 1999 and 1998 were derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K and were restated to reflect our discontinued operations. Earnings per share data for the periods ended June 30, 2000, 1999 and 1998 were also restated to reflect our corporate reorganization and two-for-one share conversion that occurred in October 2000 as if our corporate reorganization and two-for-one share conversion were effective at the beginning of each period. See Note 2 of the Consolidated Financial Statements for further information regarding the corporate reorganization and share conversion.

Our balance sheets as of June 30, 2001, 2000, 1999 and 1998 were restated to record an accrued liability for an actuarial estimate of our incurred but not reported professional liability claims. The restatement had no impact on earnings or cash flows for these periods. See Note 1 of the consolidated financial statements for further information regarding this restatement.

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

	Year Ended June 30,

	2002	2001	2000	1999	1998
Statement of Operations Data: (amounts are in thousands, except per share data)

Revenue	$710,480	$700,189	$624,583	$556,860	$512,660

Costs of providing services:
Salaries and employee benefits	404,822	379,645	339,904	306,462	272,940
Stock incentive bonus plan (a)	--	--	30,283	22,610	--
Non-recurring compensation charge (b)	--	--	--	--	69,906
Professional and subcontracted services	48,724	54,089	49,890	47,862	50,172
Occupancy, communications and other	109,163	114,417	101,733	93,644	89,704
General and administrative expenses	55,517	57,475	54,115	48,056	46,301
Depreciation and amortization	20,049	21,995	17,878	15,248	24,994

	638,275	627,621	593,803	533,882	554,017

Income (loss) from operations	72,205	72,568	30,780	22,978	(41,357)

Interest income (expense), net	1,235	1,711	(53)	(1,702)	(1,867)
Other non-operating income	2,166	--	--	--	--
Income from affiliates	2,866	3,780	3,001	2,307	146

Income (loss) before income taxes	78,472	78,059	33,728	23,583	(43,078)
Income taxes	31,388	33,623	15,195	11,448	13,134

Income (loss) from continuing operations	47,084	44,436	18,533	12,135	(56,212)
Discontinued operations (c)	--	--	--	8,678	(69,906)

Net income (loss)	$47,084	$44,436	$18,533	$20,813	$(126,118)

Earnings (loss) per share, continuing
operations, basic	$1.43	$1.39	$0.62	$0.40	$(1.63)
Earnings (loss) per share, continuing
operations, diluted	$1.41	$1.37	$0.62	$0.40	$(1.63)
Earnings (loss) per share, net income (loss),
basic	$1.43	$1.39	$0.62	$0.68	$(3.67)
Earnings (loss) per share, net income (loss),
diluted	$1.41	$1.37	$0.62	$0.68	$(3.67)
Weighted average shares of common stock,
basic	32,985	32,068	30,000	30,430	34,340
Weighted average shares of common stock,
diluted	33,421	32,363	30,000	30,430	34,340

	As of June 30,

	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$95,974	$81,735	$41,410	$35,985	$13,405
Working capital	123,171	96,171	16,177	11,692	23,748
Total assets	436,817	392,016	334,520	318,520	272,870
Note payable	--	--	--	--	9,000
Common stock	331	330	--	--	--
Additional paid-in capital	147,034	146,649	--	--	--
Redeemable common stock	--	--	115,480	107,631	96,296
Retained earnings (accumulated deficit),
as restated	20,351	(26,733)	(71,063)	(90,049)	(113,674)
Shares outstanding	32,897	33,033	29,610	32,224	31,834

_______________________________

a Following the initial public offering, we terminated the stock incentive bonus plan and replaced it with equity-based incentive plans more customary to publicly-traded companies.

b In fiscal year 1998, we recorded a one-time non-cash compensation charge against continuing operations of $69.9 million to reflect a change in the method of calculating the redemption value of our redeemable common stock.

c In the third quarter of fiscal year 1998 we discontinued our benefits administration outsourcing business and recorded a $69.9 million charge to earnings in the "Discontinued operations" line. In fiscal year 1999, we were able to clarify the remaining future obligations and costs associated with the discontinuation and, as a result, reduced the amount of our provision for losses from disposal of the benefits administration outsourcing business by $8,678,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: the first, fifth and last paragraphs of Part I, Item 3 "Legal Proceedings" on pages 12 and 13; the third paragraph under "Critical Accounting Estimates" on page 20; the ninth paragraph under Liquidity and Capital Resources on page 25; under the subheadings "Restatement" and "Stock-Based Compensation" in Note 1 "Summary of Significant Accounting Policies" on pages 40 and 41; in the second paragraph of Note 10 "Employee Stock Plans and Equity" on page 53; and in the first and third paragraphs of Note 14 "Commitments and Contingent Liabilities" on page 63. In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated June 21, 2001, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Overview

Watson Wyatt is a global provider of human capital consulting services. We provide services in three principal practice areas: Benefits, eHR and Human Capital consulting. We operate from 61 offices in 18 countries throughout North America, Asia-Pacific and Latin America. We also operate through our affiliates in Europe. Our principal affiliates are Watson Wyatt LLP which conducts operations in the United Kingdom and Ireland, and in which we hold a 10% interest in a defined distribution pool, and are a member of their partnership board, and Watson Wyatt & Company Holdings (Europe) Limited, a holding company through which we conduct Continental European operations. We own 25% of Watson Wyatt & Company Holdings (Europe) Limited and Watson Wyatt LLP owns the remaining 75%.

We operate globally as an alliance with our affiliates. However, the revenues and operating expenses in the Consolidated Statements of Operations reflect solely the results of operations of Watson Wyatt. Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the ''Income from affiliates'' line.

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

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses. In addition, professional and subcontracted services include client reimbursed travel and other costs specifically billable to clients, as well as fees paid to external service providers for independent contractors, promotion expenses and other services. Approximately 50% of professional and subcontracted services are reimbursed by our clients and included in revenue.

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

Historically, we have paid incentive bonuses to associates under a fiscal year-end bonus program. In fiscal years 1999 and 2000, in addition to annual fiscal year-end bonuses, we provided supplemental bonus compensation to our associate stockholders pursuant to our stock incentive bonus plan in an amount representing all income in excess of targeted performance. The supplemental bonus compensation pursuant to our stock incentive bonus plan accrued in fiscal year 1999 and fiscal year 2000 was paid in January 2000 and 2001, respectively. We terminated the stock incentive bonus plan in conjunction with our initial public offering in October 2000 and replaced it with equity-based incentives.

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

As a result of our review, in the second quarter of fiscal year 2002, we reclassified the Practice Support Team's expenses from the beginning of fiscal year 1998 through the first quarter of fiscal year 2002 as components of Salaries and employee benefits, Professional and subcontracted services and Occupancy, communications and other expenses. These expenses were previously included as a component of General and administrative expenses and represent less than 2.5% of total operating expenses and revenue for each of the five years in the period ended June 30, 2002. Revenue, Income from operations, Income before income taxes and Net income were unaffected by this reclassification.

For more information on the Company's reclassification of our Practice Support Team's expenses, refer to the Company's Form 8-K filed on January 24, 2002.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We have reviewed the accounting estimates recognized in our financial statements and have determined that the accounting for our pension plans utilizes assumptions that are highly uncertain and can have a material impact on the presentation of the Company's financial condition.

Pension Assumptions - We sponsor both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of our associates. Under our principal plans (U.S., Canada and Hong Kong), benefits are based on the number of years of service and the associate's compensation during the three highest paid consecutive years of service.

Determination of our obligations and annual expense under each of the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in their focus. A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation and related expense. For this reason, management employs a long-term view so that assumptions do not change frequently in response to volatility of the economy in the short-term. The Company recognizes that actual returns on investments in fiscal year 2002 are lower than our long-term expected rate of return. However, given our historical investment returns, which have approximated 14% over the past 20 years, and the long-term view of the plans, we anticipate the plans will realize the expected rate of return.

We consider several factors when determining the appropriate level of each assumption, including economic forecasts, historical trends, portfolio composition and peer comparisons. Assumptions used in the valuation for our U.S. plan, which comprises the majority of the principal defined benefit pension plans obligations and investments, included the following over the past three fiscal years:
	Year Ended June 30,

	2002	2001	2000

Discount rate, projected benefit obligation	7.25%	7.25%	7.25%
Expected long-term rate of return on assets	10.00%	10.00%	10.00%
Rate of increase in compensation levels	4.34%	5.34%	5.34%

Results of Operations. The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated:

	Year ended June 30,

	2002	2001	2000

Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	56.9	54.3	54.4
Stock incentive bonus plan	-	-	4.8
Professional and subcontracted services	6.9	7.7	8.0
Occupancy, communications and other	15.4	16.3	16.3
General and administrative expenses	7.8	8.2	8.7
Depreciation and amortization	2.8	3.1	2.9

	89.8	89.6	95.1

Income from operations	10.2	10.4	4.9

Interest income, net	0.1	0.2	-
Other non-operating income	0.3	-	-
Income from affiliates	0.4	0.5	0.5

Income before income taxes	11.0	11.1	5.4

Provision for income taxes	4.4	4.8	2.4

Net income	6.6%	6.3%	3.0%

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Revenue. Revenue from continuing operations was $710.5 million in fiscal year 2002, compared to $700.2 million in the prior year, an increase of $10.3 million, or 1.5%. After adjusting for the sale of our U.S. based public sector retirement business to Gabriel, Roeder, Smith & Company ("GRS"), revenue growth was $15.3 million or 2.2%. The unadjusted revenue growth was comprised of a $21.0 million, or 6% increase in our Benefits Group and an $8.8 million, or 9% increase in our eHR Group, partially offset by a $7.0 million, or 13% decrease in our Human Capital Group, a $5.1 million, or 7% decrease in International and a $7.5 million, or 12% decrease in Other practice areas in North America.

Salaries and Employee Benefits. Salaries and employee benefit expenses for fiscal year 2002 were $404.8 million, compared to $379.6 million for the previous fiscal year, an increase of $25.2 million, or 7%. Salaries and employee benefit expenses for fiscal year 2001 includes the $3.5 million compensation charge that the Company incurred resulting from agreements with our employee stockholders related to our initial public offering in the second quarter of fiscal year 2001. The increase, inclusive of this charge, was principally due to a $15.9 million increase in salaries, a $14.9 million increase in pension expenses and a $5.4 million increase in benefits and wage taxes, partially offset by a $12.2 million decrease in the accrual for discretionary compensation. As a percentage of revenue, salaries and employee benefit expenses increased to 56.9% from 54.3%.

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations for fiscal year 2002 were $48.7 million, compared to $54.1 million for fiscal year 2001, a decrease of $5.4 million, or 10%. The decrease was mainly due to lower reimbursable services incurred on behalf of clients of $3.1 million and lower recruiting fees of $1.7 million. As a percentage of revenue, professional and subcontracted services decreased to 6.9% from 7.7%.

Occupancy, Communications and Other. Occupancy, communications and other expenses for fiscal year 2002 were $109.2 million, compared to $114.4 million for fiscal year 2001, a decrease of $5.2 million, or 5%. The decrease was mainly due to lower travel costs of $6.8 million, lower general office expenses of $2.9 million, lower dues and entertainment expense of $0.9 million and decreased publication expenses of $0.6 million, partially offset by higher rent expense of $3.6 million, which is attributable to an increase in leased space required to support our operations and higher real estate and operating expenses and higher telephone expenses of $2.3 million. As a percentage of revenue, occupancy, communications and other decreased to 15.4% from 16.3%.

General and Administrative Expenses. General and administrative expenses for fiscal year 2002 were $55.5 million, compared to $57.5 million for fiscal year 2001, a decrease of $2.0 million, or 3%. The decrease was mainly attributable to lower travel costs of $2.3 million, lower professional services of $2.0 million and a lower accrual for discretionary compensation of $1.4 million, partially offset by a $2.6 million increase in pension and insurance expenses, a $0.8 million increase in promotional expenses and a $0.4 million increase in base salaries. As a percentage of revenue, general and administrative expenses decreased to 7.8% from 8.2%.

Depreciation and Amortization. Depreciation and amortization expenses for fiscal year 2002 were $20.0 million, compared to $22.0 million for fiscal year 2001, a decrease of $2.0 million, or 9%. The decrease is primarily attributable to the Company no longer amortizing goodwill, pursuant to FAS 142. As a percentage of revenue, depreciation and amortization expenses decreased to 2.8% from 3.1%.

Interest Income (Expense), net. Interest income (expense), net for fiscal year 2002 was $1.2 million, compared to $1.7 million for fiscal year 2001, a decrease of $0.5 million, or 29%. The decrease reflects lower interest rates earned on our cash and cash equivalents.

Other Non-Operating Income. Other non-operating income for fiscal year 2002 was $2.2 million, which is due to the gain on the sale of our U.S. based public sector retirement business of $1.0 million and a $1.2 million gain on the sale of common stock that the Company received as a result of the demutualization of a health and general insurance provider.

Income from Affiliates. Income from affiliates for fiscal year 2002 was $2.9 million, compared to $3.8 million for fiscal year 2001, a decrease of $0.9 million, or 24%. The decrease is attributable to reduced operating income of our Continental European affiliate, Watson Wyatt Holdings (Europe) Limited.

Provision for Income Taxes. Income taxes for fiscal year 2002 were $31.4 million, compared to $33.6 million for fiscal year 2001. Our effective tax rate was 40.0% for fiscal year 2002, compared to 42.9% for fiscal year 2001. The change in the effective rate was due to a decrease in state taxes and a decrease in non-deductible expenses. Our effective tax rate was also affected by differing foreign tax rates in various jurisdictions. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income. Net income for fiscal year 2002 was $47.1 million, compared to $44.4 million in fiscal year 2001, an increase of $2.7 million, or 6%. As a percentage of revenue, net income increased to 6.6% from 6.3%.

Earnings Per Share. Diluted earnings per share for fiscal year 2002 was $1.41, compared to $1.37 for fiscal year 2001. Results for fiscal year 2002 include the effect of the other non-operating income discussed above equaling $0.04 per diluted share. Fiscal year 2001 results include the $2.3 million after tax or $0.07 per diluted share, compensation charge that the Company incurred related to our initial public offering and the effect of amortization of goodwill equal to $0.05 per diluted share. Exclusive of these items, diluted earnings per share would have been $1.37 in fiscal year 2002 compared to $1.49 in fiscal year 2001.

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

Revenue. Revenue from continuing operations was $700.2 million in fiscal year 2001, compared to $624.6 million in the prior year, an increase of $75.6 million, or 12%. This revenue growth was comprised of a $45.0 million, or 13% increase in our Benefits Group, a $16.2 million, or 20% increase in our eHR Group, a $4.5 million, or 9% increase in our Human Capital Group, a $6.4 million, or 9% increase in International and a $1.7 million, or 3% increase in Other practice areas in North America. The revenue increase for the North American practices was mainly due to the realization of net rate increases, reflecting our continued focus on large value-added projects, to increased chargeable hours and to improved management of the scope of projects.

Salaries and Employee Benefits. Salaries and employee benefit expenses for fiscal year 2001 were $379.6 million, compared to $339.9 million for the previous fiscal year, an increase of $39.7 million, or 12%. Salaries and employee benefit expenses for the year ended June 30, 2001 include a $3.5 million compensation charge the Company incurred resulting from agreements with our employee stockholders related to our initial public offering. The remaining increase was mainly due to an increase in compensation, which is partly the result of annual salary increases averaging 8%, coupled with an 11% increase in headcount. As a percentage of revenue, salaries and employee benefits decreased to 54.3% from 54.4%.

Stock Incentive Bonus Plan. The stock incentive bonus plan was discontinued in conjunction with our initial public offering. Accordingly, there was no accrued bonus under this plan for the year ended June 30, 2001.

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations were $54.1 million for fiscal year 2001, compared to $49.9 million for fiscal year 2000, an increase of $4.2 million, or 8%. The increase was mainly due to higher reimbursable services generated on behalf of clients. As a percentage of revenue, professional and subcontracted services decreased to 7.7% from 8.0%.

Occupancy, Communications and Other. Occupancy, communications and other expenses were $114.4 million for fiscal year 2001, compared to $101.7 million for fiscal year 2000, an increase of $12.7 million, or 12%. The increase was mainly due to a $3.9 million increase in rent expense, attributable to an increase in the amount of space required to support our expanding operations and higher real estate taxes and operating expenses, a $2.6 million increase in travel expenses which is mainly due to expenses incurred in the first quarter of fiscal year 2001 relative to our annual leadership conference held in Europe this fiscal year, a $1.0 million investment in a strategic relationship, a $0.8 million increase in equipment rental expenses, and a $3.5 million increase in general office expenses including insurance, business taxes, telephone, office supplies and professional development. As a percentage of revenue, occupancy, communications and other expenses remained at 16.3%.

General and Administrative Expenses. General and administrative expenses for fiscal year 2001 were $57.5 million, compared to $54.1 million for fiscal year 2000, an increase of $3.4 million, or 6%. The increase was mainly due to an increase in compensation, which is due to the planning and implementation of corporate initiatives involving knowledge management, systems infrastructure and human resources. As a percentage of revenue, general and administrative expenses decreased to 8.2% from 8.7%.

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

Interest Income (Expense), net. Net interest income for fiscal year 2001 was $1.7 million, compared to net interest expense of $0.1 million for fiscal year 2000, an increase of $1.8 million. The increase was due to interest earned on a higher average investment balance during fiscal year 2001 as a result of our initial public offering, and reduced borrowings against our revolving credit line in fiscal year 2001.

Income from Affiliates. Income from affiliates for fiscal year 2001 was $3.8 million, compared to $3.0 million for fiscal year 2000, an increase of $0.8 million, or 27%. The increase reflected improvement in business operations by our affiliates in Continental Europe and strong business performance by our United Kingdom affiliate.

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

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2002 totaled $96.0 million, compared to $81.7 million at June 30, 2001. During fiscal year 2002, the Company paid fiscal year 2001 cash bonuses of $58.0 million, purchased fixed assets for $31.6 million and paid $36.6 million in corporate taxes. These expenditures were principally funded by cash generated from operating activities.

Cash From Operating Activities. Cash from operating activities for fiscal year 2002 was $51.6 million, compared to cash from operating activities of $43.2 million for fiscal year 2001. The variance is mainly due to the payment under the Stock Incentive Bonus Plan of $30.3 million in the third quarter of fiscal year 2001, compared to no payment in fiscal year 2002 and the $14.3 million lower accrual for discretionary compensation in fiscal year 2002, compared to fiscal year 2001. The allowance for doubtful accounts decreased $1.3 million and the allowance for work in process decreased $0.7 million from June 30, 2001 to June 30, 2002. The number of days of accounts receivable and work in process outstanding was 79 at June 30, 2002, down from 81 at June 30, 2001.

Cash from operating activities for fiscal year 2001 was $43.2 million, compared to cash from operating activities of $38.1 million for fiscal year 2000. The variance is primarily due to a net increase of cash received from the Company's consulting operations of $21.1 million and lower net payments to retirees of $7.7 million, partially offset by $7.7 million in higher net supplemental bonus compensation to our employee stockholders pursuant to our stock incentive bonus plan, $6.7 million in higher net fiscal year-end bonuses, higher net corporate taxes of $9.0 million and the $2.7 million that we paid to selling stockholders as reimbursement for commission payments resulting from the sale of their shares in our initial public offering.

Cash Used in Investing Activities. Cash used in investing activities for fiscal year 2002 was $36.6 million, compared to $36.4 million for fiscal year 2001.

Cash used in investing activities for fiscal year 2001 was $36.4 million, compared to $22.8 million for fiscal year 2000. The increase in cash usage was due to $9.3 million in higher current year fixed asset purchases, principally related to system upgrades and leasehold improvements, and $4.9 million in higher contingent consideration payments associated with acquisitions.

Cash From/Used for Financing Activities. Cash used for financing activities was $2.6 million for fiscal year 2002, compared to $36.8 million from financing activities for fiscal year 2001. Cash flows from financing activities for fiscal year 2001 were mainly due to proceeds from the Company's initial public offering in October 2000. Pursuant to a November 2001 Board authorization to repurchase shares, the Company repurchased 190,425 shares of common stock on the open market during the third and fourth quarters of fiscal year 2002 and re-issued 69,691 of these shares under the Employee Stock Purchase Plan for a net cash outflow of $3.1 million, in connection with the Company's employee benefit plans.

Cash from financing activities was $36.8 million for fiscal year 2001, compared to $9.2 million used for financing activities for fiscal year 2000. This change reflected the proceeds received from the sale of stock in our initial public offering and secondary offering of $36.9 million and a $9.1 million decrease in repurchases of redeemable common stock.

We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Future expected payments are as follows:
	Payments due by period (in thousands)

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Lease commitments	$233,440	$40,428	$67,714	$49,237	$76,061

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future expenses will be mainly market driven. The Company currently has excess capacity in several markets and is actively marketing certain space for sublease. The recent economic downturn has generally caused current lease rates to decline since the time such leases were signed, which may cause the Company to recognize losses to the extent that the Company enters into sublease agreements and future minimum lease payments exceed future sublease income.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. At June 30, 2002, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $30.8 million, excluding sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss on disposal of the benefits administration outsourcing business. The Company has been making cash payments of $0.3 to $1.0 million per year related to Wellspring.

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

The Company entered into a new credit agreement with a syndicate of banks effective June 25, 2002. As a result of this agreement, we have a $100.0 million revolving credit facility at an interest rate that varies with LIBOR and/or the Prime Rate, and is based on our leverage ratio, as defined by the agreement. We are charged a quarterly commitment fee, currently 0.25% of the facility that varies with our financial leverage and is paid on the unused portion of the credit facility. No amounts were outstanding under the Company's revolving credit facility as of June 30, 2002, nor under its predecessor facility at June 30, 2001. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (requirements for minimum net worth, which acts to restrict dividends, and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries. At June 30, 2002 and at each quarter end during the fiscal year, we were in compliance with all covenants under the credit facility. A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $5.8 million of the facility is currently unavailable for operating needs. We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio. The credit facility is scheduled to mature on June 25, 2005.

Additionally, the Company guarantees a credit facility which provides loans to associates for stock purchased under our former Stock Purchase Program. This program was discontinued in conjunction with our initial public offering in October 2000. As a result, the facility permanently decreases as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $2.9 million and $8.5 million at June 30, 2002, and June 30, 2001, respectively. A total of 2,731,000 and 4,598,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at June 30, 2002, and June 30, 2001, respectively.

Anticipated commitments of funds for capital expenditures are estimated at $32.0 million for fiscal year 2003, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and knowledge management systems, and acquisition-related payments. Capital expenditures will be required in conjunction with office lease renewals and relocations required to support our growth strategy. Additionally, our consultants require access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. We expect cash from operations to adequately provide for these cash needs.

Our foreign operations do not materially impact liquidity or capital resources. At June 30, 2002, a total of $21.5 million of the total cash balance of $96.0 million was held outside of North America, which we have the ability to readily utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings. We do not engage in any hedging of market risks with derivative instruments.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data are included as Item 15 of this report.

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

Item 14. Controls and Procedures.

In implementing Section 302 of the Sarbanes-Oxley Act, the SEC has promulgated final rules relating to the need for Companies to establish disclosure controls and procedures. In response, the Company is establishing a disclosure committee comprised of the U.S. Central Division Manager, General Counsel, Chief Financial Officer, Controller, and Director of Investor Relations to review important disclosure issues as well as to create and test controls to ensure that all material information is properly collected and disclosed by the Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
		Page
a)	Financial Information

(1)	Consolidated Financial Statements of Watson Wyatt & Company Holdings

	Report of Independent Accountants	34

	Financial Statements:
	Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002	35

	Consolidated Balance Sheets at June 30, 2002 and 2001	36

	Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002	37

	Consolidated Statements of Changes in Permanent Stockholders' Equity and Redeemable Common Stock for each of the three years in the period ended June 30, 2002	38

	Notes to the Consolidated Financial Statements	40

(2)	Consolidated Financial Statement Schedule for each of the three years
	in the period ended June 30, 2002

	Valuation and Qualifying Accounts and Reserves (Schedule II)	66

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

(3)	Exhibits

	See (c) below.

b)	Reports on Form 8-K

	Report on Form 8-K filed January 24, 2002

c)	Exhibits

	See Exhibit Index on page 67

d)	Financial Statement Schedules Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT & COMPANY HOLDINGS
(Registrant)

Date: September 25, 2002	By:	/s/ John J. Haley

John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer	9/25/02
and Director
John J. Haley

/s/ Carl D. Mautz	Vice President and Chief	9/25/02
Financial Officer
Carl D. Mautz

/s/ Peter L. Childs	Controller	9/25/02

Peter L. Childs

/s/ Elizabeth M. Caflisch	Vice President and Director	9/25/02

Elizabeth M. Caflisch

/s/ Maureen E. Cotter	Vice President and Director	9/25/02

Maureen E. Cotter

/s/ Barbara Hackman Franklin	Director	9/25/02

Barbara Hackman Franklin

/s/ John J. Gabarro	Director	9/25/02

John J. Gabarro

/s/ Eric P. Lofgren	Vice President and Director	9/25/02

Eric P. Lofgren

/s/ David P. Marini	Vice President and Director	9/25/02

David P. Marini

/s/ R. Michael McCullough	Director	9/25/02

R. Michael McCullough

/s/ Kevin L. Meehan	Vice President and Director	9/25/02

Kevin L. Meehan

/s/ John Philip Orbeta	Vice President and Director	9/25/02

John Philip Orbeta

/s/ Gilbert T. Ray	Director	9/25/02

Gilbert T. Ray

/s/ Sylvester J. Schieber	Vice President and Director	9/25/02

Sylvester J. Schieber

/s/ Edward M. Shumsky	Vice President and Director	9/25/02

Edward M. Shumsky

/s/ Paul N. Thornton	Director	9/25/02

Paul N. Thornton

/s/ Charles P. Wood, Jr.	Vice President and Director	9/25/02

Charles P. Wood, Jr.

CERTIFICATIONS

I, John J. Haley, certify that:

  I have reviewed this annual report on Form 10-K of Watson Wyatt & Company Holdings;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002

/s/ John J. Haley

John J. Haley
President and Chief Executive Officer

I, Carl D. Mautz, certify that:

  I have reviewed this annual report on Form 10-K of Watson Wyatt & Company Holdings;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002

/s/ Carl D. Mautz

Carl D. Mautz
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of Watson Wyatt & Company Holdings

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 29 of this Form 10-K, after the restatement described in Note 1, present fairly, in all material respects, the financial position of Watson Wyatt & Company Holdings and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 29 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Washington, D.C.

August 19, 2002, except for
Note 10, as to which the date
is September 12, 2002

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)

	Year Ended June 30,

	2002	2001	2000

Revenue	$ 710,480	$ 700,189	$ 624,583

Costs of providing services:
Salaries and employee benefits	404,822	379,645	339,904
Professional and subcontracted services	48,724	54,089	49,890
Occupancy, communications and other	109,163	114,417	101,733
General and administrative expenses	55,517	57,475	54,115
Depreciation and amortization	20,049	21,995	17,878
Stock incentive bonus	-	-	30,283

	638,275	627,621	593,803

Income from operations	72,205	72,568	30,780

Interest income (expense), net	1,235	1,711	(53)
Other non-operating income	2,166	-	-
Income from affiliates	2,866	3,780	3,001

Income before income taxes	78,472	78,059	33,728

Provision for (benefit from) income taxes:
Current	37,383	32,375	12,344
Deferred	(5,995)	1,248	2,851

	31,388	33,623	15,195

Net income	$ 47,084	$ 44,436	$ 18,533

Basic earnings per share	$ 1.43	$ 1.39	$ 0.62

Diluted earnings per share	$ 1.41	$ 1.37	$ 0.62

Weighted average shares of common stock,
basic (000)	32,985	32,068	30,000

Weighted average shares of common stock,
diluted (000)	33,421	32,363	30,000

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Per Share Data)
		(Restated)
	June 30,	June 30,
	2002	2001

Assets
Cash and cash equivalents	$ 95,974	$ 81,735
Receivables from clients:
Billed, net of allowances of $1,405 and $2,695	83,311	84,361
Unbilled, net of allowances of $431 and $1,130	68,301	67,229

	151,612	151,590

Deferred income taxes	7,904	13,581
Other current assets	17,268	11,027

Total current assets	272,758	257,933

Investment in affiliates	20,086	16,196
Fixed assets, net	62,552	52,616
Deferred income taxes	54,758	43,086
Goodwill and intangible assets	18,430	13,374
Other assets	8,233	8,811

Total Assets	$ 436,817	$ 392,016

Liabilities
Accounts payable and accrued liabilities	$ 134,998	$ 148,140
Income taxes payable	14,589	13,622

Total current liabilities	149,587	161,762
Accrued retirement benefits	84,148	77,660
Deferred rent and accrued lease losses	3,660	3,484
Other noncurrent liabilities	40,201	37,225

Total Liabilities	277,596	280,131

Commitments and contingencies

Stockholders' Equity
Preferred Stock - No par value:
1,000,000 shares authorized;
none issued and outstanding	-	-
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
20,212,449 and 9,390,000 issued and
20,029,115 and 9,390,000 outstanding	202	94
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
none and 10,398,640 issued and outstanding	-	104
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
12,868,030 and 13,244,355 issued and outstanding	129	132
Additional paid-in capital	147,034	146,649
Treasury stock, at cost - 183,334 shares	(3,076)	-
Retained earnings (accumulated deficit)	20,351	(26,733)
Cumulative translation adjustment (accumulated other
comprehensive loss)	(5,419)	(8,361)

Total Stockholders' Equity	159,221	111,885

Total Liabilities and Stockholders' Equity	$ 436,817	$ 392,016

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
	Year Ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Net income	$ 47,084	$ 44,436	$ 18,533
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	4,541	7,062	6,338
Depreciation	19,887	19,445	16,025
Non-cash compensation charge	-	751	-
Amortization of goodwill and intangible assets	162	2,550	1,852
Provision for (benefit from) deferred income taxes	(5,995)	1,248	2,851
Income from affiliates	(2,866)	(3,780)	(3,001)
Distributions from affiliates	1,970	3,623	1,187
Other, net	(193)	1,764	563
Discontinued operations, net	(332)	(265)	(1,090)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(4,563)	(15,914)	(13,210)
Other current assets	(6,468)	678	(871)
Other assets	578	1,179	(717)
Accounts payable and accrued liabilities	(12,468)	(19,341)	15,871
Income taxes payable	967	1,779	(6,531)
Accrued retirement benefits	6,488	(1,802)	2,322
Deferred rent and accrued lease losses	176	(1,972)	(3,814)
Other noncurrent liabilities	2,616	1,731	1,810

Net cash from operating activities	51,584	43,172	38,118

Cash flows used in investing activities:
Purchases of fixed assets	(31,557)	(29,486)	(20,235)
Proceeds from sale of fixed assets	144	681	240
Proceeds from divestitures	1,747	386	255
Acquisitions and contingent consideration payments	(5,262)	(7,992)	(3,069)
Investments in affiliates	(1,700)	-	-

Net cash used in investing activities	(36,628)	(36,411)	(22,809)

Cash flows (used in) from financing activities:
Issuances of common stock - exercises of stock options	429	-	-
Issuances of common stock - initial public offering and secondary offering	-	36,869	-
Issuances of common stock - employee stock purchase plan	1,448	-	-
Repurchases of common stock	(4,521)	-	-
Net repurchases of redeemable common stock	-	(118)	(9,215)

Net cash (used in) from financing activities	(2,644)	36,751	(9,215)

Effect of exchange rates on cash	1,927	(3,187)	(669)

Increase in cash and cash equivalents	14,239	40,325	5,425

Cash and cash equivalents at beginning of year	81,735	41,410	35,985

Cash and cash equivalents at end of year	$ 95,974	$ 81,735	$ 41,410

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Permanent Stockholders' Equity and Redeemable Common Stock
(Thousands of U.S. Dollars)

				Adjustment for
		Retained		Redemption Value
		Earnings	Cumulative	(Greater)/Less Than	Class A	Class B-1	Class B-2	Additional	Treasury
	Redeemable	(Accumulated	Translation	Amounts Paid in by	Common	Common	Common	Paid-in	Stock,
	Common Stock	Deficit)	Loss	Stockholders	Stock	Stock	Stock	Capital	at Cost	Total

Balance at June 30, 1999, as restated	$ 107,631	$ (90,049)	$ (2,562)	$ 11,420						$ (81,191)

Comprehensive Income:
Net income		18,533								18,533
Foreign currency translation adjustment			(1,387)							(1,387)

Total Comprehensive Income										17,146
Effect of repurchases of 1,326,971 shares of
redeemable common stock (various prices
per share)	(9,347)	453		(453)						-
Effect of issuance of 19,700 shares
of redeemable common stock	132
Adjustment of redemption value for change
in Formula Book Value per share	17,064			(17,064)						(17,064)

Balance at June 30, 2000, as restated	115,480	(71,063)	(3,949)	(6,097)						(81,109)

Effect of repurchases of 21,540 shares
of redeemable common stock	(146)	(106)		106						-
Effect of issuance of 20,000 shares
of redeemable common stock	134									-
Adjustment of redemption value for change
in Formula Book Value per share				(118)						(118)
Elimination of redeemable feature
of common stock and 2-for-1
share exchange (see Note 2)	(115,468)			6,109	$ -	$ 148	$ 148	$ 109,063	$ -	115,468
Reclassification for sale of 3,118,500 shares
by existing stockholders					32	(16)	(16)			-
Proceeds from sale of 3,321,500 shares by
the Company, net of offering costs					33			34,993		35,026
Non-cash compensation charge related to the
sale of 44,796 shares of redeemable common
stock prior to the initial public offering								751		751
Reclassification for sale of 2,845,715 shares
by existing stockholders					28	(28)				-
Proceeds from sale of 104,285 shares by
the Company, net of offering costs					1			1,842		1,843

(continued)

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Permanent Stockholders' Equity and Redeemable Common Stock, continued
(Thousands of U.S. Dollars)

				Adjustment for
		Retained		Redemption Value
		Earnings	Cumulative	(Greater)/Less Than	Class A	Class B-1	Class B-2	Additional	Treasury
	Redeemable	(Accumulated	Translation	Amounts Paid in by	Common	Common	Common	Paid-in	Stock,
	Common Stock	Deficit)	Loss	Stockholders	Stock	Stock	Stock	Capital	at Cost	Total

Comprehensive Income:
Net income		44,436								44,436
Foreign currency translation adjustment			(4,412)							(4,412)

Total Comprehensive Income										40,024

Balance at June 30, 2001, as restated	-	(26,733)	(8,361)	-	94	104	132	146,649		111,885

Comprehensive Income:
Net income		47,084								47,084
Foreign currency translation adjustment			2,942							2,942

Total Comprehensive Income										50,026
Reclassification for sale of 442,500 shares
by existing stockholders					4	(4)				-
Transfer restriction expiration of
9,956,140 shares					100	(100)				-
Conversion of 333,498 shares held by
Watson Wyatt LLP for distribution to
its partners					3		(3)			-
Distribution of 62,600 shares from Watson
Wyatt LLP to Watson Wyatt &
Company Holdings									(209)	(209)
Repurchase of Class A shares									(4,521)	(4,521)
Issuances of common stock - exercises of
common stock options					1			428		429
Issuances of common stock - employee stock
purchase plan								(206)	1,654	1,448
Tax benefit of exercise of common
stock options								163		163

Balance at June 30, 2002		$ 20,351	$ (5,419)	$ -	$ 202	$ -	$ 129	$ 147,034	$ (3,076)	$ 159,221

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

Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for revenue, allowances for uncollectible receivables, investments in affiliates, depreciation and amortization, profits on long-term contracts, asset write-downs, employee benefit plans, taxes, accruals for premiums for professional liability insurance, accruals for estimated losses related to reported and unreported professional liability claims and for discontinued operations.

Principles of Consolidation - Our consolidated financial statements include the accounts of the Company and our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies over which we have the ability to exercise significant influence are accounted for using the equity method.

Restatement - The Company maintains professional liability insurance coverage.  This insurance covers claims made during the insured period, but does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for Incurred But Not Reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The Company restated its consolidated balance sheets as of June 30, 2001 and 2000 to record an estimated liability for such IBNR claims.  The amount of the estimated noncurrent liability was actuarially determined to be $11.4 million as of June 30, 2001.  Corresponding estimated amounts, determined on an actuarial basis, were not significantly different at June 30, 2000 or 1999.  Accordingly, the Company recorded $11.4 million as a noncurrent liability as of June 30, 1999, with an increase in deferred taxes of $4.6 million and a reduction of retained earnings $6.8 million.  The restatement had no impact on earnings or cash flow for the fiscal years ended June 30, 2001 and 2000.

Reclassifications - Certain amounts previously presented have been reclassified to conform to the current presentation.

Cash and Cash Equivalents - We consider short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments were $74,400,000 at June 30, 2002 and $53,600,000 at June 30, 2001.

Receivables from Clients - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at full billing rates less an allowance for unbillable amounts.

Revenue Recognition - For consulting services, revenue is recorded as services are performed and is presented net of write-offs and estimated unbillable amounts. Services rendered are generally billed on a monthly basis using fee arrangements defined at the inception of the project. Revenue includes reimbursable expenses billed to clients. Anticipated losses on long-term contracts are recognized as they become known.

Other Non-Operating Income - Non-operating income for the year ended June 30, 2002 included a $1.0 million gain from the sale of our U.S. based public plan retirement business and a $1.2 million gain from the receipt and sale of common stock received in the demutualization of a health and general insurance provider.

Foreign Currency Translation - Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the Consolidated Statements of Operations. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year. Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes that are not expected to be liquidated are not included in the Consolidated Statements of Operations, but are reported separately and accumulated as the cumulative translation gain or loss within stockholders' equity in the Consolidated Balance Sheets. Prior to July 1, 2000, translation gains and losses on intercompany receivables and payables were included with the cumulative translation gain or loss since, prior to that time, the Company did not settle these accounts.

Fair Value of Financial Instruments - The carrying amount of our cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.  We had no borrowings outstanding under our revolving credit agreement at June 30, 2002 or June 30, 2001.  We know of no event of default that would require us to satisfy the guarantees described in Note 9.  We do not use derivative instruments as a hedging strategy or for any other purpose.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents, short-term investments and receivables from clients. We invest our excess cash with high quality financial institutions. Concentrations of credit risk with respect to receivables from clients are limited due to our large number of clients and their dispersion across many industries and geographic regions.

Incurred But Not Reported Claims - The Company accrues for IBNR professional liability claims that are estimable and probable, and for which we have not yet contracted for insurance coverage.

Stock-Based Compensation - We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), for stock options issued under the 2000 Long-Term Incentive Plan, and the 2001 Employee Stock Purchase Plan. Compensation expense for the 2000 Long-Term Incentive Plan, if any, would be recorded and measured as the difference between the fair market value of the stock at the date of the grant and the option price. The compensation expense would be recognized over the five-year vesting period identified in the plan. For any cash based, non-stock awards, such as stock appreciation rights, compensation expense will be recognized over the vesting period to the extent that the market price of the stock increases. We have elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

The Company does not currently intend to issue further stock options under the 2000 Long-Term Incentive Plan. Deferred Stock Units are now granted to senior employees of the Company in lieu of a portion of their annual fiscal year end bonus. Each stock unit represents the Company's obligation to issue one share of common stock to the recipient. Compensation expense is determined by the value of the stock at the date of the grant and will be recognized over the stock unit's vesting period.

Earnings per Share - The computation of basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. See Note 16 for identification of the components of basic and diluted earnings per share.

Goodwill and Intangible Assets - Watson Wyatt has historically applied the purchase method of accounting to its acquisitions and will continue to do so in the future. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective July 2001. FAS 142 addresses the accounting for goodwill and intangible assets at and subsequent to their acquisition. FAS 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized and that these assets must be tested at least annually for impairment beginning in the year of adoption. The Company completed its transitional impairment testing of goodwill in July 2001, and its first annual impairment testing as of March 31, 2002 for all of its reporting units and concluded that no impairment of goodwill exists. FAS 142 also provides that other intangible assets that have finite useful lives will continue to be amortized over their useful lives. See Note 11 for the impact of this pronouncement on our financial results.

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

At the time of the reorganization, each share of Watson Wyatt & Company's redeemable common stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of Watson Wyatt & Company Holdings. The class B common stock is divided into two classes to accommodate different transfer restriction periods. The Board of Directors waived the transfer restrictions on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares sold by selling stockholders in the initial public offering described below. Following the expiration or waiver of the respective transfer restriction periods, the remaining class B-1 and class B-2 shares automatically convert into class A common stock.

In conjunction with our initial public offering, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors affecting approximately 35% of our remaining class B common stock outstanding at June 30, 2002. The agreements restrict transfers of all shares held by such persons immediately following the offering, and the restrictions terminate as to 25% of such shares on each of the first, second, third and fourth anniversaries of the consummation of the public offering.

The two-for-one share conversion, the elimination of the redeemable feature of Watson Wyatt & Company's redeemable common stock and the reclassification to permanent stockholders' equity have been reflected in the Consolidated Balance Sheet as of June 30, 2001, and have also been reflected in all the weighted average shares of common stock included on the Consolidated Statements of Operations for the years ended June 30, 2001 and 2000 as if the conversion were effective at the beginning of each period.

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

In June 2001, we completed a secondary public offering ("the Secondary") of our class A common stock. In this offering, a total of 2,950,000 shares of class A common stock were offered and sold at a price of $22.00 per share. Of the shares included in this transaction, Watson Wyatt & Company Holdings offered an additional 104,285 newly-issued shares, and the selling stockholders offered the remaining 2,845,715 shares. On July 6, 2001, our underwriters exercised their over-allotment option. As a result, the underwriters purchased an additional 442,500 shares of class A common stock from the selling stockholders at the offering price of $22.00 per share less the underwriting discount.

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

A total of 9,956,140 class B-1 shares were automatically converted to class A shares as the relevant twelve month transfer restrictions expired on October 16, 2001. Transfer restrictions on 10,193,509 class B-2 shares will expire on October 16, 2002.

In December 2000, the Board authorized the conversion of not more than 40,000 of the Company's class B-2 shares held by Watson Wyatt LLP for distribution by Watson Wyatt LLP to certain retiring associates. In August 2001, the Board of Directors of the Company approved a proposal to amend the alliance agreement with Watson Wyatt LLP to reduce Watson Wyatt LLP's minimum required holdings of the Company's common stock to 100,000 shares. The Board authorized the conversion, on or after October 16, 2001, of up to 313,038 of the Company's class B-2 shares held by Watson Wyatt LLP for distribution by Watson Wyatt LLP to its partners, subject to the prior execution by each partner of a lock-up agreement imposing the same transfer restrictions on such class A shares as are applicable to the Company's class B-2 shares. In December 2001, the Board also authorized the conversion of 20,460 of the Company's class B-2 shares held by Watson Wyatt LLP for distribution by Watson Wyatt LLP to certain retiring associates. Following the conversion of the class B-1 shares pursuant to the Company's Amended and Restated Certificate of Incorporation and the class B-2 shares pursuant to the Board's authorization, Watson Wyatt LLP distributed 626,000 shares to its individual partners, of which we received 62,600 shares representing our 10% ownership interest. We have accounted for these shares as treasury stock. In May 2002, the Board authorized the conversion of an additional 42,827 class B-2 shares for distribution to the estate of a deceased associate. In August 2002, the Board authorized the conversion of 123,015 class B-2 shares for repurchase by the Company from shareholders in September 2002 at the then prevailing market price.

NOTE 3 - CASH FLOW INFORMATION

Net cash from operating activities in the Consolidated Statements of Cash Flows includes cash payments for:
	Year Ended June 30,

	2002	2001	2000

Interest expense	$1,376	$1,491	$1,879
Income taxes	$36,574	$30,660	$21,707

NOTE 4 - INVESTMENTS IN AFFILIATES

Although we operate globally as an alliance with our affiliates, the revenues and operating expenses in the Consolidated Statements of Operations reflect solely the results of operations of Watson Wyatt & Company Holdings. Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the "Income from affiliates" line.

Entities accounted for under the equity method are:
	Ownership	June 30,
	Interest	2002	2001

Watson Wyatt LLP	10.0%	$14,171	$11,029
Watson Wyatt & Company Holdings (Europe) Limited	25.0%	4,375	5,167
Professional Consultants Insurance Company, Inc.	27.4%	1,540	-

Total investment in affiliates		$20,086	$16,196

Watson Wyatt LLP and Watson Wyatt & Company Holdings (Europe) Limited

Our principal affiliates are Watson Wyatt LLP ("Watsons") and Watson Wyatt Holdings (Europe) Limited ("WWHE"). Our interest in Watsons is an investment in a limited liability partnership with a 10% interest in Watsons' defined profit pool. We own 25% of WWHE while Watsons owns the remaining 75%. We retain the ability to exercise significant influence over WWHE. As of June 30, 2002, we had net receivables recorded on our books from Watsons and WWHE of $900,000 and $500,000, respectively.

Our investment balance in WWHE reflects our initial investment, our 25% share of their cumulative net loss and a note receivable that we carry on our balance sheet at $5.8 million. The note is collateralized by the assets and performance of WWHE and calls for principal and unpaid interest to be paid in 2020. In light of the historical performance of WWHE, the Company has carried the note below its current face value, including accrued unpaid interest of approximately £ 12.0 million (approximately $18.5 million). We evaluate the note on an annual basis and have determined that the current carrying value of the note is recoverable. We have agreed to provide a capital infusion to WWHE of £ 1.25 million (approximately $2.0 million) in the first quarter of fiscal year 2003.

Professional Consultants Insurance Company, Inc.

Professional Consultants Insurance Company, Inc. ("PCIC"), was organized in 1987 as a captive insurance company under the laws of the State of Vermont. PCIC provides professional liability insurance on a claims-made basis to a group of actuarial and management consulting firms, all of which participate in the program as both policyholders and shareholders. Our initial investment included a $500,000 cash contribution and a $1,500,000 letter of credit. Our ownership interest in PCIC as of June, 2002 and 2001 was 27.4%.

In July 2002, the shareholders agreed to provide an additional capital contribution in exchange for additional shares. As payment for those shares, we contributed $1,700,000 in cash and provided a letter of credit for an additional $1,700,000. We made our cash contribution to PCIC prior to June 30, 2002 which is included in our investment above, net of our portion of PCIC's cumulative net loss. Simultaneous with the capital contribution, one firm sold its ownership stake back to PCIC, leaving three participating firms. As a result of these transactions, our ownership percentage in PCIC has increased to 35.3% effective for fiscal year 2003.

The current president of PCIC is our Vice President and General Counsel. This role is held on a rotating basis by a designated individual from the respective owner firms, without compensation from PCIC.

The Company's pre-tax income from affiliates includes the following:
	Year Ended June 30,

	2002	2001	2000

Equity in income from affiliates	$2,866	$3,991	$3,211
Amortization of basis differential	-	211	210

Income from affiliates	$2,866	$3,780	$3,001

Combined summarized balance sheet information at June 30 for the Company's affiliates follows:

	2002	2001

Current assets	$155,488	$133,950
Noncurrent assets	163,090	116,086

Total assets	$318,578	$250,036

Current liabilities	$64,090	$55,557
Noncurrent liabilities	185,020	132,407
Stockholders' equity	69,468	62,072

Total liabilities and stockholders' equity	$318,578	$250,036

Income from affiliates includes our proportionate share of income (losses) from these equity investments. Combined summarized operating results for the years ended June 30, reported by the affiliates follow:
	2002	2001	2000

Revenue	$291,951	$254,699	$224,507
Operating expenses	223,422	187,395	166,265

Income before taxes	68,529	67,304	58,242

Net income	$68,997	$65,784	$58,312

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

The components of fixed assets are:

	June 30,

	2002	2001

Furniture, fixtures and equipment	$101,286	$98,322
Leasehold improvements	45,002	38,016

	146,288	136,338
Less: accumulated depreciation
and amortization	(83,736)	(83,722)

Net fixed assets	$62,552	$52,616

NOTE 6 - RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of our associates. Under our principal plans (U.S., Canada, and Hong Kong), benefits are based on the number of years of service and the associates' compensation during the three highest paid consecutive years of service.

Contributions are limited to amounts that are currently deductible for tax purposes, and the excess of expense over such contributions and direct payments under non-qualified plan provisions is accrued.

The noncurrent portions of accrued costs related to our principal retirement plans are:

	June 30,

	2002	2001

Defined benefit retirement plans	$32,481	$25,615
Canadian Separation Allowance Plan	4,670	5,225
Postretirement benefits other than pensions	46,997	46,820

Accrued retirement benefits	$84,148	$77,660

Net periodic pension cost consists of the following components:

	Year Ended June 30,

	2002	2001	2000

Service cost	$27,751	$25,432	$23,968
Interest cost	31,508	28,612	26,163
Expected return on plan assets	(40,327)	(44,970)	(40,138)
Amortization of transition obligation	202	202	201
Amortization of net unrecognized gains	(168)	(8,190)	(6,188)
Amortization of prior service cost	545	2,008	2,012

Net periodic pension cost	$19,511	$3,094	$6,018

The following tables set forth the changes in the projected pension benefit obligation and fair value of the pension plan assets for the qualified and non-qualified plans:
	June 30,

	2002	2001

Benefit obligation at beginning of year	$445,082	$394,024
Service cost	27,751	25,432
Interest cost	31,508	28,612
Actuarial (gains) losses	(33,392)	13,962
Benefit payments	(22,316)	(16,091)
Other	289	5
Foreign currency adjustment	126	(862)

Benefit obligation at end of year	$449,048	$445,082

	June 30,

	2002	2001

Fair value of plan assets at beginning of year	$413,784	$460,154
Actual return on plan assets	(35,276)	(34,589)
Company contributions	11,928	5,147
Benefit payments	(22,316)	(16,091)
Foreign currency adjustment	(52)	(837)

Fair value of plan assets at end of year	$368,068	$413,784

Pension plan assets consist of domestic equity, international equity and fixed income securities.

The following table sets forth selected information for plans with accumulated benefit obligations in excess of plan assets:
	June 30,

	2002	2001

Projected benefit obligation	$74,829	$107,252
Accumulated benefit obligation	48,029	61,662
Fair value of plan assets	-	-

The accrued pension benefit cost recognized in the Company's Consolidated Balance Sheets is computed as follows:

	June 30,

	2002	2001

Funded status at end of year	$(80,980)	$(31,298)
Unrecognized prior service cost	5,551	7,161
Unrecognized net loss	45,286	630
Unrecognized transition obligation	194	396

Net accrued pension liability	$(29,949)	$(23,111)

Prepaid pension benefit cost	$55,011	$55,489
Accrued pension benefit liability	(84,960)	(78,600)

Net accrued pension liability	$(29,949)	$(23,111)

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, include:
	Year Ended June 30,

	2002	2001	2000

Discount rate, projected benefit obligation	7.25%	7.25%	7.25%
Expected long-term rate of return on assets	10.00%	10.00%	10.00%
Rate of increase in compensation levels	4.34%	5.34%	5.34%

Defined Contribution Plans

We sponsor a savings plan which provides benefits to substantially all U.S. associates and under which we match employee contributions at 50% of the first 6% of total pay, which includes base salary, overtime and annual performance-based bonuses. Vesting of the Company match occurs after three years for new employees and is 100% for all employees hired before January 1, 1997. The expense in fiscal years 2002, 2001 and 2000 for the match was $7.9 million, $6.6 million and $5.6 million, respectively. Under the plan, we also have the ability to make discretionary profit-sharing contributions. We made no profit sharing contributions during fiscal years 2002, 2001 or 2000. We also sponsor a Canadian Separation Allowance Plan (CSAP) which provides retirement benefits to substantially all Canadian associates. The CSAP is an unfunded book reserve arrangement; as such, the amounts due to associates are recorded as a liability in the consolidated balance sheets of the Company. CSAP expense for fiscal years 2002, 2001 and 2000 amounted to $328,000, $357,000 and $372,000, respectively.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history. The liability totaled $3,383,000 and $2,483,000 at June 30, 2002 and June 30, 2001, respectively, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Postretirement Benefits

We provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal plans are unfunded.

Net periodic postretirement benefit cost consists of the following components:
	Year Ended June 30,

	2002	2001	2000

Service cost	$1,771	$1,814	$1,877
Interest cost	2,362	2,294	2,216
Amortization of transition obligation	44	45	46
Amortization of net unrecognized gains	(877)	(835)	(683)
Amortization of prior service cost	(129)	(128)	(127)

Net periodic postretirement benefit cost	$3,171	$3,190	$3,329

The following tables set forth the changes in the accumulated postretirement benefit obligation, Company contributions and benefit payments.

	June 30,

	2002	2001

Benefit obligation at beginning of year	$34,986	$34,810
Service cost	1,771	1,814
Interest cost	2,362	2,294
Participant contributions	260	272
Actuarial losses (gains)	549	(2,475)
Benefit payments	(2,337)	(1,648)
Healthcare premium change	209	-
Change in assumptions	647	-
Foreign currency adjustment	41	(81)

Benefit obligation at end of year	$38,488	$34,986

	June 30,

	2002	2001

Fair value of plan assets at beginning of year	$-	$-
Company contributions	2,078	1,376
Participant contributions	260	272
Benefit payments	(2,338)	(1,648)

Fair value of plan assets at end of year	$-	$-

The accrued other postretirement benefit cost recognized in the Company's Consolidated Balance Sheets is computed as follows:

	June 30,

	2002	2001

Funded status at end of year	$(38,488)	$(34,986)
Unrecognized prior service cost	(948)	(1,075)
Unrecognized net loss	(10,477)	(12,791)
Unrecognized transition obligation	495	541

Net accrued postretirement liability	$(49,418)	$(48,311)

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, include:
	Year Ended June 30,

	2002	2001	2000

Health care cost trend, accumulated benefit obligation:
Pre-65 benefits
(decreasing to 5.00% for 2007 and thereafter)	7.00%	7.50%	8.00%
Post-65 benefits
(decreasing to 5.00% for 2007 and thereafter)	7.60%	8.30%	9.00%
Discount rate, accumulated benefit obligation
postretirement benefit	7.25%	7.25%	7.25%
Discount rate, net periodic cost	7.25%	7.25%	7.00%

A one percentage point change in the assumed health care cost trend rates would have the following effect:
	1% Increase	1% Decrease

Effect on net periodic postretirement benefit
cost in fiscal year 2002	$270	$(203)
Effect on accumulated postretirement benefit
obligation as of June 30, 2002	2,065	(2,000)

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:
	June 30,

	2002	2001

Accounts payable and accrued liabilities	$46,212	$53,365
Accrued salaries and bonuses	56,080	64,214
Current portion of defined benefit retirement plans
and postretirement benefits other than pensions	3,198	2,723
Accrued vacation	15,313	15,641
Advance billings deferred revenue	14,195	12,197

Total accounts payable and accrued liabilities	$134,998	$148,140

NOTE 8 - LEASES

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years. We have entered into sublease agreements for some of our excess leased space. The rental expense was $51,116,000, $46,618,000 and $44,563,000 for fiscal years 2002, 2001 and 2000, respectively, inclusive of operating expenses related to such space and equipment. Sublease income was $3,407,000, $3,895,000 and $3,534,000 for fiscal years 2002, 2001 and 2000, respectively.

Future minimum lease payments for operating lease commitments and cash inflows for sublease income are:
Fiscal	Lease	Sublease
Year	Commitments	Income

2003	$40,428	$351
2004	36,596	248
2005	31,118	173
2006	26,410	-
2007	22,827	-
Thereafter	76,061	-

	$233,440	$772

We evaluate office capacity on an ongoing basis to meet changing needs in our markets while minimizing our occupancy expense. The Company currently has excess capacity in several markets and is actively marketing certain space for sublease. The recent economic downturn has generally caused current lease rates to decline since the time such leases were signed, which may cause the Company to recognize losses to the extent that the Company enters into sublease agreements and future minimum lease payments exceed future sublease income.

NOTE 9 - LINE OF CREDIT

The Company entered into a new credit agreement with a syndicate of banks effective June 25, 2002. As a result of this agreement, we have a $100.0 million revolving credit facility at an interest rate that varies with LIBOR and/or the Prime Rate, and is based on our leverage ratio, as defined by the agreement. We are charged a quarterly commitment fee, currently 0.25% of the facility that varies with our financial leverage and is paid on the unused portion of the credit facility. No amounts were outstanding under the Company's revolving credit facility as of June 30, 2002, nor under its predecessor facility at June 30, 2001. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries. At June 30, 2002 and at each quarter end during the fiscal year, we were in compliance with all covenants under the credit facility. A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $5.8 million of the facility is currently unavailable for operating needs. We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio. The credit facility is scheduled to mature on June 25, 2005.

Additionally, the Company guarantees a credit facility which provides loans to associates for stock purchased under our former Stock Purchase Program. This program was discontinued in conjunction with our initial public offering in October 2000. As a result, the facility permanently decreases as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $2.9 million and $8.5 million at June 30, 2002, and June 30, 2001, respectively. A total of 2,731,000 and 4,598,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at June 30, 2002, and June 30, 2001, respectively.

NOTE 10 - EMPLOYEE STOCK PLANS AND EQUITY

2000 Long-Term Incentive Plan

On June 26, 2000, the Company adopted the Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan (the "Stock Option Plan") which provides for the granting of nonqualified stock options and stock appreciation rights (collectively referred to as "Awards") to full-time associates of the Company and to non-associate members of the Board of Directors. The total number of shares of Common Stock with respect to which Awards may be granted under the Stock Option Plan is 4,500,000 shares. Prior to adopting the Stock Option Plan, the Company had no outstanding options.

The stock option agreements have a seven year life and vest 20% at each option anniversary date over a five-year period. All options under the Stock Option Plan are granted with an exercise price equal to the stock's fair market value on the date of grant. Generally, the number of options granted to associates have been based on a percentage of annual compensation. The Company does not currently intend to issue further stock options under the Stock Option Plan.

The table below presents stock option activity since the inception of the plan:
		Weighted
		Average
	Number of	Exercise
	Shares	Price

	(in 000's)

Outstanding at June 30, 2000	-	$-
Granted	1,932	13.41
Exercised	-	-
Forfeited	(157)	12.90
Expired	-	-

Outstanding at June 30, 2001	1,775	$13.45
Granted	19	21.76
Exercised	(38)	12.63
Forfeited	(217)	13.79
Expired	-	-

Outstanding at June 30, 2002	1,539	$13.51

At June 30, 2002, there were 302,000 options exercisable at a weighted average price of $13.48. The table below presents additional information about the options outstanding and exercisable at June 30, 2002:
			Outstanding Options			Exercisable Options

				Weighted	Average		Weighted
			Number	Average	Remaining	Number	Average
Range of			of	Exercise	Contractual	of	Exercise
Exercise Price			Shares	Price	Life (years)	Shares	Price

			(in 000's)			(in 000's)

$10.00	-	$15.00	1,354	$12.50	5.20	266	$12.50
$15.01	-	$20.00	71	18.13	5.60	14	18.22
$20.01	-	$25.00	112	22.53	5.80	22	22.49
$25.01	-	$30.00	2	26.50	6.10	-	-

$10.00	-	$30.00	1,539			302

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the "Stock Purchase Plan") was approved at the annual stockholders' meeting on November 5, 2001. The Stock Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 of the United States of America, provides for the issuance of up to 750,000 shares of the Company's common stock through payroll deductions of up to 10% of each participant's compensation. Full-time and regular part-time employees are eligible to participate in the Stock Purchase Plan, subject to certain restrictions. Under the plan, four three-month offering periods are to be held during each fiscal year beginning each November 1, February 1, May 1 and August 1.

A summary of stock purchased under the Stock Purchase Plan is shown below for fiscal year 2002, the first year of the plan:
Fiscal year 2002

Aggregate purchase price (in 000's)	$1,448
Shares purchased (in 000's)	79
Employee participants	1,040

The purchase price for shares of common stock to be purchased during any offering period is the lower of 85% of the fair market value of common stock on the beginning date and ending date of each offering period. Shares of common stock acquired pursuant to the Stock Purchase Plan may not be disposed of by the Participant for at least three months following the exercise date.

2001 Deferred Stock Unit Plan for Selected Employees

On November 5, 2001, the 2001 Deferred Stock Unit Plan for Selected Employees (the "Stock Unit Plan") was approved at the annual meeting of stockholders. The Stock Unit Plan is intended to provide senior associates of the Company with additional incentives by permitting the Company to grant them an equity interest in the Company in the form of deferred stock units, in lieu of a portion of their annual fiscal year end bonus, typically paid in September of each year. Each stock unit represents the Company's obligation to issue one share of common stock. The total number of shares authorized for issuance in payment of deferred stock units under the Stock Unit Plan is 1,500,000 shares.

The first deferred stock units were granted in September 2002.  Generally, 25% of each eligible employee's fiscal year end bonus will be delivered in the form of deferred stock units.  Awards generally will vest over a two-year period at 50% per year.  For first year awards, (units granted in September 2002) 100% of the deferred stock units will vest immediately at grant.

Compensation Plan for Outside Directors

In November 2001, the Board of Directors approved the Compensation Plan for Outside Directors (the "Director's Plan") which provides for the cash and stock compensation of outside Directors. Under the Director's Plan, newly elected outside Directors will initially be paid in shares of the Company's common stock, or in a combination of cash and shares, quarterly (at the completed quarter-end share price) for services during the preceding quarter. The total number of shares reserved for issuance under the Director's Plan is 50,000 shares.

Accounting for Stock Based Compensation

As required by FAS 123, the Company has determined pro forma net income and earnings per share as if the Company had accounted for its stock compensation plans under the fair value method of FAS 123. The Company estimated compensation expense for its Stock Purchase Plan based on the 15% discounted purchase price offered to employees enrolled in the plan. For the Stock Option Plan, the Company uses the Black-Scholes option valuation model to calculate the fair value of options granted for pro forma disclosure purposes. Using the Black-Scholes model, the weighted average fair value of options granted during fiscal year 2002 was $8.00 per option, and $5.26 per option for fiscal year 2001. The following assumptions were used in the calculation:
	Fiscal year

	2002	2001

Expected dividend yield	0%	0%
Volatility	40%	40%
Risk free interest rate	4.12%	5.79%
Expected life	4 years	4 years

The table below reflects the pro forma effect on net income and earnings per share for fiscal years 2002 and 2001 as if the Company were to recognize compensation expense under the "fair value based method" of FAS 123.

	Fiscal year

	2002	2001

Net income, as reported	$47,084	$44,436
Net income, pro forma	45,826	43,751
Basic earnings per share, as reported	1.43	1.39
Basic earnings per share, pro forma	1.39	1.36
Diluted earnings per share, as reported	1.41	1.37
Diluted earnings per share, pro forma	1.37	1.35

Redeemable Common Stock

Prior to our initial public offering in October 2000, the value of the Company's redeemable common stock was determined by a formula book value per share, which was calculated on the last day of the preceding year in accordance with our bylaws. At June 30, 2000, the redemption value of outstanding shares was classified as redeemable common stock and not as permanent capital. At June 30, 2000, there were 14,805,145 shares issued and outstanding at a redemption price of $7.80. In the permanent stockholders' equity section, the "adjustment for redemption value greater than amounts paid in by shareholders" represents the amount that the redeemable value exceeded the cost of the stock.

Treasury Stock

On November 19, 2001 the Board of Directors approved a plan to purchase up to 1,150,000 shares of the Company's class A common stock for purposes which includes offsetting any potential dilution from shares issued in connection with our 2001 Employee Stock Purchase Plan. The Company repurchased 190,425 shares of common stock during fiscal year 2002 at a cost of $4.5 million, and re-issued 69,691 of these shares for proceeds of $1.4 million in connection with the Company's Employee Stock Purchase Plan. We also received 62,600 shares from Watson Wyatt LLP. We did not acquire any treasury shares during fiscal year 2001. In September 2002, the Company purchased 219,966 shares of common stock from shareholders at a cost of $4.5 million.

NOTE 11 - GOODWILL AND INTANGIBLE ASSETS

The following table reflects consolidated results adjusted as though the adoption of FAS 142 occurred as of July 1, 2000:

	Year ended June 30,

	2002	2001	2000

Net income, as reported	$47,084	$44,436	$18,533
Goodwill amortization, net of tax	--	1,408	996
Equity method goodwill amortization, net of tax	--	119	116

Net income, as adjusted	$47,084	$45,963	$19,645

Basic earnings per share, as reported	$1.43	$1.39	$0.62
Goodwill amortization, net of tax	--	0.05	0.04
Equity method goodwill amortization, net of tax	--	--	--

Basic earnings per share, as adjusted	$1.43	$1.44	$0.66

Diluted earnings per share, as reported	$1.41	$1.37	$0.62
Goodwill amortization, net of tax	--	0.05	0.04
Equity method goodwill amortization, net of tax	--	--	--

Diluted earnings per share, as adjusted	$1.41	$1.42	$0.66

The changes in the carrying amount of goodwill for the fiscal year ended June 30, 2002 are as follows:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total

Balance as of June 30, 2001	$10,807	$724	$59	$19	$1,214	$12,823
Goodwill recorded during the
period	3,888	225	--	283	--	4,396
Impairment losses	--	--	--	--	--	--
Translation adjustment	(11)	--	--	(58)	--	(69)

Balance as of June 30, 2002	$14,684	$949	$59	$244	$1,214	$17,150

The following table reflects the components of intangible assets at June 30, 2002:
	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortizable intangible assets:
Non-contractual customer relationships	$866	$--
Non-compete agreements	672	311
Purchased software	125	72

Total amortizable intangible assets	$1,663	$383

The weighted average remaining life of amortizable intangible assets at June 30, 2002 was 3.9 years. Amortization expense for the year ended June 30, 2002 was $162,000. Estimated amortization expense for fiscal year 2003 and each of the four succeeding fiscal years is as follows:
Fiscal year ending June 30:	Amount

2003	$344
2004	333
2005	311
2006	279
2007	13

NOTE 12 - INCOME TAXES

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

The components of the income tax provision include:
	Year Ended June 30,

	2002	2001	2000

Current tax expense:
U.S.	$29,620	$21,441	$5,276
State and local	6,367	5,653	438
Foreign	1,396	5,281	6,630

	37,383	32,375	12,344

Deferred tax (benefit) expense:
U.S.	(5,076)	1,010	1,601
State and local	(1,434)	81	3,231
Foreign	515	157	(1,981)

	(5,995)	1,248	2,851

Total provision for income taxes	$31,388	$33,623	$15,195

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2002 and June 30, 2001 are comprised of the following:
	June 30,

	2002	2001

Change in accounting method	$(20,353)	$(31,855)
Foreign temporary differences	(1,120)	(1,038)
Other	(2,345)	-

Gross deferred tax liabilities	(23,818)	(32,893)

Difference between book and tax depreciation	5,974	7,336
Accrued retirement benefits	37,909	34,068
Deferred rent	1,627	2,587
Foreign temporary differences	3,737	4,709
Foreign net operating loss carryforwards	3,264	2,041
Discontinued operations exit costs	6,272	6,351
Tax credit carryforwards	167	1,300
Other accrued liabilities	11,682	12,371
Accrued compensation	21,311	24,504
Other	-	204

Gross deferred tax assets	91,943	95,471

Deferred tax assets valuation allowance	(5,463)	(5,911)

Net deferred tax asset	$62,662	$56,667

At June 30, 2002, we had foreign tax credit carryforwards for U.S. tax purposes of $167,000, which expire in 2007. At June 30, 2002, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $11,035,000, of which $2,844,000 can be indefinitely carried forward under local statutes. The remaining foreign loss carryforwards will expire, if unused, in varying amounts from 2003 through 2010. The valuation allowance applies to the tax effect of the foreign net operating loss carryforwards $(3,082,000), the tax effect of certain foreign temporary expenses $(2,214,000) and foreign tax credit carryovers $(167,000) for which realizability is considered uncertain.

The net change in the valuation allowance of $(448,000) in fiscal year 2002 and $732,000 in fiscal year 2001 is due primarily to the tax effect of the change in realizable foreign tax credits, foreign net operating losses and non-deductible foreign expenses.

Domestic and foreign components of income before taxes for each of the three years ended June 30 are as follows:
	2002	2001	2000

Domestic	$73,786	$64,694	$22,581
Foreign	4,686	13,365	11,147

	$78,472	$78,059	$33,728

The Company has not provided for deferred income taxes on undistributed earnings of foreign subsidiaries since these undistributed earnings are considered permanently invested in these entities.

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the actual amounts provided and those which would have resulted from the application of the U.S. federal statutory tax rate are as follows:
	Year Ended June 30,

	2002	2001	2000

Tax provision at U.S. federal statutory
tax rate of 35%	$27,465	$27,321	$11,805
Increase (reduction) resulting from:
Foreign income subject to (lower) higher
foreign tax rates	(1,491)	(148)	472
Tax benefit of foreign losses reserved, net	1,762	908	275
State income taxes, net of federal tax effect	3,206	3,727	2,384
Non-deductible amortization and other
expenses	839	2,317	1,323
Tax credits	(452)	(1,042)	(1,282)
Other	59	540	218

Income tax provision	$31,388	$33,623	$15,195

NOTE 13 - SEGMENT INFORMATION

In North America, the Company is primarily organized and managed by practice. Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment. Therefore, we have five reportable operating segments:
(1)	Benefits Group
(2)	eHR Group
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communications)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Certain prior year data has been restated to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the year ended June 30, 2002:
			Human
	Benefits	eHR	Capital		All
	Group	Group	Group	International	Other	Total

Revenue
(net of reimbursable expenses)	$400,307	$104,700	$47,155	$69,092	$56,278	$677,532
Net operating income	110,091	19,971	(6,216)	647	1,776	126,269
Interest expense	1,415	212	211	5	164	2,007
Depreciation & amortization	9,759	3,205	1,655	2,378	4,489	21,486
Receivables	89,569	16,094	9,140	15,159	8,863	138,825

The table below presents specified information about reported segments as of and for the year ended June 30, 2001:
			Human
	Benefits	eHR	Capital		All
	Group	Group	Group	International	Other	Total

Revenue
(net of reimbursable expenses)	$379,296	$95,926	$54,225	$74,240	$63,785	$667,472
Net operating income	97,823	23,779	3,807	11,351	5,852	142,612
Interest expense	1,927	268	311	23	224	2,753
Depreciation & amortization	8,575	2,492	1,447	2,070	2,398	16,982
Receivables	89,761	15,109	10,972	17,113	10,291	143,246

The table below presents specified information about reported segments as of and for the year ended June 30, 2000:
			Human
	Benefits	eHR	Capital		All
	Group	Group	Group	International	Other	Total

Revenue
(net of reimbursable expenses)	$334,296	$79,675	$49,697	$67,829	$62,129	$593,626
Net operating income	80,507	17,812	5,328	10,647	4,791	119,085
Interest expense	1,776	456	240	152	296	2,920
Depreciation & amortization	8,062	2,381	1,295	1,658	4,201	17,597
Receivables	78,623	16,539	11,110	19,243	12,212	137,727

Information for the twelve months ended June 30, 2001 has been restated to reflect the realignment of a group of U.S. consultants who deal with large multinational assignments into the "Benefits Group" from "Other." The amounts reclassified include revenue and expenses of $7,778,000 for the twelve months ended June 30, 2001, interest expense of $62,000, depreciation and amortization of $168,000, and receivables of $2,650,000 for the same period.

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	2002	2001	2000

Revenue:
Total segment external and intersegment revenue	$677,532	$667,472	$593,626
Reimbursable expenses not included in segment
revenue	29,266	32,363	30,829
Other, net	3,682	354	128

Consolidated revenue	$710,480	$700,189	$624,583

Net Operating Income:
Total segment income	$126,269	$142,612	$119,085
Income from affiliates	2,866	3,780	3,001
Differences in allocation methods for depreciation,
G&A, pension and medical costs	(1,715)	(2,996)	(1,971)
Other non-operating income	2,166	-	-
Gain on sale of business units	890	786	583
Discretionary bonuses and SIBP (a)	(49,058)	(63,326)	(81,560)
IPO-related compensation charge	--	(3,480)	-
IBNR legal fees and settlements	(600)	-	-
Other, net	(2,346)	683	(5,410)

Consolidated pretax income	$78,472	$78,059	$33,728

Interest Expense:
Total segment expense	$2,007	$2,753	$2,920
Differences in allocation method	(1,302)	(1,609)	(1,044)

Consolidated interest expense	$705	$1,144	$1,876

Depreciation & Amortization:
Total segment expense	$21,486	$16,982	$17,597
Goodwill and other intangible asset amortization,
not allocated to segments	162	2,550	1,852
Differences in allocation method and other	(1,599)	2,463	(1,571)

Consolidated depreciation and amortization expense	$20,049	$21,995	$17,878

Receivables:
Total segment receivables	$138,825	$143,246	$137,727
Net valuation differences	12,787	8,344	5,011

Total billed and unbilled receivables	151,612	151,590	142,738
Assets not reported by segment	285,205	240,426	191,782

Consolidated assets	$436,817	$392,016	$334,520

a Following the initial public offering, we terminated the SIBP and replaced it with equity-based incentive plans more customary to publicly-traded companies.

The following represents total revenue and long lived assets information by geographic area as of and for the years ended June 30:
	Revenue			Long Lived Assets

	2002	2001	2000	2002	2001	2000

United States	$588,138	$571,269	$512,826	$74,260	$66,624	$50,772
Foreign	122,342	128,920	111,757	35,041	24,373	29,980

	$710,480	$700,189	$624,583	$109,301	$90,997	$80,752

Revenue is based on the country of domicile for the legal entity which originated the revenue. Exclusive of the United States, revenue from no single country constituted more than 10% of consolidated revenues. Revenue from no single customer constituted more than 4% of consolidated revenues.

 NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. We carry professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by three professional services firms. The first $5 million of coverage has a premium structure which provides for recovering approximately 75% of any loss up to $5 million through increased insurance premiums over the following five years. The Company has provided for the self-insured retention and for the prospective premium increases where specific estimated losses in excess of $1 million are considered estimable and probable. The Company has also used actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims. This liability was equal to $12.0 million as of June 30, 2002. In addition to professional liability insurance, we also carry employment practices liability insurance. In the current insurance market environment, we have experienced increases in premium cost and reductions in aggregate excess coverages, trends which are anticipated to continue. Management believes, based on currently available information, that the results of all pending or potential claims against us will not have a material adverse affect on our financial condition.

As of June 30, 2002 and 2001, we and our affiliates had outstanding letters of credit of $5,784,875 and $3,017,000, respectively.

During fiscal year 1998, we discontinued our benefits administration outsourcing business, Wellspring Resources LLC ("Wellspring"). We continue to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at June 30, 2002 total $30,837,000, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by our former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the loss on disposal of the benefits administration outsourcing business in fiscal year 1998. We believe that we have adequate provisions for any remaining costs related to the discontinuation.

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

NOTE 15 - EARNINGS PER SHARE
	Year ended June 30,

	2002	2001	2000

Net income	$47,084	$44,436	$18,533

Weighted average outstanding shares of common stock	32,985	32,068	30,000
Dilutive effect of employee stock options	436	295	-

Common stock and stock equivalents	33,421	32,363	30,000

Earnings per share, net income:
Basic	$1.43	$1.39	$0.62

Diluted	$1.41	$1.37	$0.62

There were 61,801 outstanding stock options for the year ended June 30, 2002 that were not included in the diluted earnings per share calculation because their effect would have been antidilutive.

Earnings per share data for the year ended June 30, 2000 has been restated to reflect the corporate reorganization and two-for-one share conversion as if the corporate reorganization and two-for-one share conversion were effective at the beginning of each fiscal year. See Note 2 of the Consolidated Financial Statements for further information regarding the initial public offering.

NOTE 16 - QUARTERLY FINANCIAL DATA (unaudited)

Unaudited summarized financial data by quarter for the years ended June 30, 2002 and 2001 is as follows (in thousands, except per share amounts):

	2002 Quarter Ended

	September 30	December 31	March 31	June 30

Revenue	$172,456	$174,897	$180,382	$182,745
Income from operations	20,345	15,183	17,412	19,265
Income before income taxes	22,479	16,830	18,507	20,656
Net income	13,488	10,096	11,107	12,393
Earnings per share:
Basic	0.41	0.31	0.34	0.38
Diluted	0.40	0.30	0.33	0.37

	2001 Quarter Ended

	September 30	December 31	March 31	June 30

Revenue	$170,693	$168,781	$176,345	$184,370
Income from operations	22,059	10,655	17,474	22,380
Income before income taxes	23,366	11,850	19,170	23,673
Net income	13,335	6,737	10,915	13,449
Earnings per share:
Basic	0.45	0.21	0.33	0.41
Diluted	0.45	0.20	0.33	0.40

WATSON WYATT & COMPANY HOLDINGS

Schedule II

Valuation and Qualifying Accounts and Reserves

(Thousands of U.S. Dollars)

		Additions
		Charged Against	Additions		Balance at
	Balance at	(Credited to)	Charged to		End of
Description	Beginning of Year	Revenue	Other Accounts	Deductions	Year

Year Ended June 30, 2002

Allowance for
uncollectible accounts	$2,695	$5,240	$-	$(6,530)	$1,405

Allowance for
unbillable accounts	$1,130	$(699)	$-	$-	$431

Valuation allowance
for deferred tax assets	$5,911	$-	$(448)(1)	$-	$5,463

Year Ended June 30, 2001

Allowance for
uncollectible accounts	$2,832	$6,608	$-	$(6,745)	$2,695

Allowance for
unbillable accounts	$676	$454	$-	$-	$1,130

Valuation allowance
for deferred tax assets	$5,179	$-	$732(2)	$-	$5,911

Year Ended June 30, 2000

Allowance for
uncollectible accounts	$3,701	$6,458	$-	$(7,327)	$2,832

Allowance for
unbillable accounts	$796	$(120)	$-	$-	$676

Valuation allowance
for deferred tax assets	$6,882	$-	$(1,703)(3)	$-	$5,179

  The net decrease is primarily due to the tax effect of the change in realizable foreign tax credits, foreign net operating loss carryforwards and other foreign temporary differences.

  The net increase is primarily due to the tax effect of the change in realizable foreign net operating losses, foreign tax credits, and other foreign temporary differences.

  The net decrease is primarily due to the tax effect of the change in realizable net operating losses, and other foreign temporary differences.

Item 15(c). Exhibit Index.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings[1]
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings[2]
4	Form of Certificate Representing Common Stock[1]
10.1	Amended Credit Agreement Among Bank of America, N.A. and Others dated June 25, 2002[3]
10.2	Credit Agreement Among Bank of America, N.A. and Others dated June 25, 2002[3]
10.3	Consent of Bank of America, N.A. [6]
10.4	Agreement with David B. Friend, M.D., dated October 22, 1999[1]
10.5	Senior Officer Deferred Compensation Plan[6]
10.6	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares[5]
21	Subsidiaries of Watson Wyatt & Company Holdings[3]
23	Consent of the Company's Independent Accountants[3]

_______________________________

1 Incorporated by reference from Registrant's Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000

2 Incorporated by reference from Registrant's Form 10-Q, filed on May 2, 2001

3 Filed with this Form 10-K

4 Incorporated by reference from Registrant's Form 10-Q, filed on November 14, 2000

5 Incorporated by reference from Registrant's Form S-3/A, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

6 Incorporated by reference from Registrant's Form 10-K, filed on August 15, 2001

Exhibit 10.1

SECOND AMENDMENT

THIS SECOND AMENDMENT (this "Amendment") dated as of June 25, 2002 to the Credit Agreement (defined below) is by and among WATSON WYATT & COMPANY, a Delaware corporation (the "Borrower"), WATSON WYATT & COMPANY HOLDINGS, a Delaware corporation (the "Parent"), the Domestic Subsidiaries of the Parent identified on the signature pages hereto as "Subsidiary Guarantors" (the "Subsidiary Guarantors" and together with the Parent, the "Guarantors"), the Banks identified on the signature pages hereto and Bank of America, N.A., a national banking association formerly known as NationsBank, N.A., as agent for the Banks (in such capacity, together with any successor in such capacity, the "Agent").

W I T N E S S E T H

WHEREAS, a $120 million credit facility has been extended to the Borrower pursuant to the terms of that certain Credit Agreement dated as of June 30, 1998 (as amended, modified and supplemented from time to time, the "Credit Agreement") among the Borrower, the Parent, the Subsidiary Guarantors, the Banks identified therein and the Agent;

WHEREAS, the Borrower has requested certain modifications to the Credit Agreement;

WHEREAS, the requested modifications require the consent of the Majority Banks; and

WHEREAS, the Majority Banks have agreed to the requested modifications on the terms and conditions set forth herein.

NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. Definitions. Unless otherwise defined herein or the context otherwise requires, terms used in this Amendment, including its preamble and recitals, have the meanings provided to such terms in the Credit Agreement.

2. Amendments to Credit Agreement. The Credit Agreement is hereby amended in the following respects:

(a) The Revolving Credit Commitments are hereby permanently terminated and no Bank shall be under any commitment or other obligation to make or extend any loans or issue or extend any letters of credit under the Credit Documents.

(b) Each of Article IV, Article V, Article VI and Article VII is hereby deleted in its entirety and replaced with "[Reserved]".

(c) Section 8.1 of the Credit Agreement is hereby amended in its entirety to read as follows:

Section 8.1 Events of Default.

Each of the following events shall constitute an "Event of Default" hereunder if such event shall not be remedied within the time period set forth below:

(a) The Borrower shall fail to pay any amount (whether principal or interest) under this Agreement within five days after the date when due and payable;

(b) The occurrence of a "Default" or "Event of Default" under the Credit Agreement dated as of the date of the Second Amendment to this Agreement among the Credit Parties, the banks identified therein and Bank of America, N.A., as agent;

(c) Any Credit Party shall fail to observe or perform any covenant or agreement contained in this Agreement and such failure shall continue for more than 20 days after the Borrower shall have notice, knowledge or reason to know of any cause giving rise to such failure;

(d) Defaults under all or substantially all of the Employee Notes have occurred and are continuing; and

(e) The Borrower Guaranty shall be held invalid or unenforceable against the Borrower, or the Borrower shall deny or disaffirm its obligations thereunder.

3. Employee Loans; Employee Loan Participations. The Employee Loans outstanding on the date of this Amendment shall remain outstanding subject to the terms and conditions of the applicable Employee Notes and Employee Pledge Agreements. In addition, the Employee Loan Participations of each Bank with respect to such outstanding Employee Loans shall remain in full force and effect. The obligations of the Borrower with respect to the Employee Loans, including, without limitation, the obligations set forth in Sections 2.2(c), 2.6 and 2.8(b)(ii), (iiii) and (iv), shall remain in full force and effect.

4. Release of Liens on Credit Parties' Property. The Agent, for and on behalf of the Banks, hereby release the liens and security interests granted by the Credit Parties to the Agent, for the benefit of the Banks, under the Credit Party Pledge Agreement and the Security Agreement in the Collateral.

5. No Other Amendments. Except as expressly modified hereby, all of the terms and provisions of the Credit Agreement and the other Credit Documents (including, in each case, schedules and exhibits) shall remain in full force and effect.

6. Conditions Precedent to Effectiveness. This Amendment shall be effective as of the date hereof upon the satisfaction of the following conditions:

(a) receipt by the Agent of one or more assignment agreements executed by each Bank pursuant to which each Bank (other than Bank of America) assigns all of its rights, interests and obligations under the Credit Documents (including its Loans, participation interests and Commitments) to Bank of America;

(b) receipt by the Agent of multiple counterparts of the Second Amendment executed by the Credit Parties and the Majority Lenders; and

(c) receipt by the Agent of multiple counterparts of a reaffirmation of the Borrower Guaranty (relating to the guaranty by the Borrower of the Employee Loans), in form and substance satisfactory to the Agent, executed by the Borrower.

7. No Default. The Credit Parties hereby represent and warrant that no Default or Event of Default presently exists.

8. Guarantors. Each of the Guarantors (i) acknowledges and consents to all of the terms and conditions of this Amendment, (ii) affirms all of its obligations under the Credit Documents and (iii) agrees that this Amendment and all documents executed in connection herewith do not operate to reduce or discharge the Guarantors' obligations under the Credit Agreement or the other Credit Documents.

9. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Amendment to produce or account for more than one such counterpart.

10. Governing Law. This Amendment shall be deemed to be a contract made under, and for all purposes shall be construed in accordance with, the laws of the State of North Carolina.

[Remainder of Page Intentionally Left Blank]

IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Second Amendment to be duly executed and delivered as of the date first above written.

BORROWER:	WATSON WYATT & COMPANY,
a Delaware corporation

By: /s/ Eric B. Schweizer
Name: Eric B. Schweizer
Title: Treasurer

PARENT:	WATSON WYATT & COMPANY HOLDINGS,
a Delaware corporation

By: /s/ Carl D. Mautz
Name: Carl D. Mautz
Title: Vice President and Chief Financial Officer

SUBSIDIARY GUARANTORS :	WATSON WYATT INVESTMENT CONSULTING, INC.,
a Delaware corporation
WYATT DATA SERVICES, INC.,
a Delaware corporation
WATSON WYATT INTERNATIONAL, INC.,
a Nevada corporation

By: /s/ Eric B. Schweizer
Name: Eric B. Schweizer
Title: Treasurer of each of the Subsidiary Guarantors

AGENT:	BANK OF AMERICA, N.A., as Agent

By: /s/ John E. Williams
Name: John E. Williams
Title: Managing Director

BANKS:	BANK OF AMERICA, N.A., as a Bank

By: /s/ John E. Williams
Name: John E. Williams
Title: Managing Director

Exhibit 21

WATSON WYATT & COMPANY HOLDINGS

SUBSIDIARIES OF THE REGISTRANT
Subsidiary Name	Jurisdiction of Incorporation/ Organization	Name(s) under which such subsidiary does business (if different)*

Watson Wyatt Argentina S.A.	Argentina
Watson Wyatt Australia Pty Ltd	Australia
Wycomp Pty Ltd	Australia
Watson Wyatt Superannuation Pte Ltd	Australia
Watson Wyatt S.A.	Belgium
Watson Wyatt Brasil Ltd.	Brazil
Watson Wyatt Consulting Limited	Canada
Watson Wyatt Company Limited	Canada
Watson Wyatt Consultancy (Shanghai) Ltd.	China
Watson Wyatt Colombia S.A.	Colombia
Watson Wyatt S.A.R.L.	France
Watson Wyatt GmbH	Germany
Wyatt Bode Grabner GmbH	Germany
Watson Wyatt International Pension Trustees Ltd.	Guernsey, Channel Islands
Watson Wyatt Hong Kong Limited	Hong Kong
Watson Wyatt Systems Ltd.	Hong Kong
Watson Wyatt India Private Limited	India
P.T. Watson Wyatt Purbajaga	Indonesia
Watson Wyatt ISSO s.r.l.	Italy
Watson Wyatt K.K.	Japan
Watson Wyatt (Malaysia) Sdn. Bhd.	Malaysia
Watson Wyatt Holdings (Mauritius) Limited	Mauritius
Wyatt Internacional, S.A. de C.V.	Mexico
Watson Wyatt Mexico, S.A. de C.V.	Mexico
Watson Wyatt B.V.	Netherlands
Watson Wyatt European Region B.V.	Netherlands
Watson Wyatt New Zealand Limited	New Zealand
Retirement Planning Seminars (NZ) Limited	New Zealand
Retirement Trustees NZ Limited	New Zealand
Watson Wyatt Philippines, Inc.	Philippines
Watson Wyatt Puerto Rico, Inc.	Puerto Rico
Watson Wyatt Singapore Pte. Ltd.	Singapore
Watson Wyatt de Espana, S.A.	Spain
Watson Wyatt A.B.	Sweden
Watson Wyatt AG	Switzerland
Watson Wyatt (Thailand) Ltd.	Thailand
Graham & Company Limited	U.K.
PCL (1991) Limited	U.K.
PCL Limited	U.K.
The Wyatt Company (UK) Limited	U.K.
The Wyatt Company Holdings Limited	U.K.

Watson Wyatt Holdings (Europe) Limited	U.K.
Watson Wyatt Limited	U.K.
Wyatt Financial Services Limited	U.K.
Wyatt Pension Plan Trustee Limited	U.K.
Watson Wyatt & Company	U.S. Delaware
Watson Wyatt Insurance Consulting, Inc.	U.S. Delaware
Watson Wyatt Investment Consulting, Inc.	U.S. Delaware
Wyatt Data Services, Inc.	U.S. Delaware
Watson Wyatt Insurance Brokerage, Inc.	U.S. Massachusetts
Watson Wyatt International, Inc.	U.S. Nevada
WW Finance, Inc.	U.S. Delaware

*All of these subsidiaries do business under their own name or under the name Watson Wyatt Worldwide.

Exhibit 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (333-48010) of Watson Wyatt & Company Holdings of our report dated August 19, 2002, except for Note 10, as to which the date is September 12, 2002, relating to the financial statements and the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Washington, D.C.

September 23, 2002