Form 10-Q
period 2002-09-30
WATSON WYATT & CO HOLDINGS
filed 2002-11-13
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2002.
Class	Number of Shares
Class A Common Stock, $.01 par value	32,899,538

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

 For the Three Months Ended September 30, 2002

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended September 30,

	2002	2001

	(Unaudited)

Revenue	$ 178,958	$ 172,456

Costs of providing services:
Salaries and employee benefits	101,513	94,720
Professional and subcontracted services	10,818	10,100
Occupancy, communications and other	26,628	28,728
General and administrative expenses	14,390	13,175
Depreciation and amortization	5,079	5,388

	158,428	152,111

Income from operations	20,530	20,345

Interest income, net	242	442
Other non-operating income	520	1,000
Income from affiliates	849	692

Income before income taxes	22,141	22,479

Provision for income taxes	9,078	8,991

Net income	$ 13,063	$ 13,488

Basic earnings per share	$ 0.40	$ 0.41

Diluted earnings per share	$ 0.39	$ 0.40

Weighted average shares of common stock,
basic (000)	32,945	33,033

Weighted average shares of common stock,
diluted (000)	33,291	33,525

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Per Share Data)

	September 30,	June 30,
	2002	2002

	(Unaudited)

Assets
Cash and cash equivalents	$ 64,156	$ 95,974
Receivables from clients:
Billed, net of allowances of $2,759 and $1,405	88,645	83,311
Unbilled, net of allowances of $795 and $431	66,211	68,301

	154,856	151,612

Deferred income taxes	7,904	7,904
Other current assets	15,454	17,268

Total current assets	242,370	272,758

Investment in affiliates	22,351	20,086
Fixed assets, net	62,830	62,552
Deferred income taxes	54,758	54,758
Goodwill and intangible assets	18,454	18,430
Other assets	7,881	8,233

Total Assets	$ 408,644	$ 436,817

Liabilities
Accounts payable and accrued liabilities, including
discretionary compensation	$ 88,565	$ 134,998
Income taxes payable	13,596	14,589

Total current liabilities	102,161	149,587

Accrued retirement benefits	91,103	84,148
Deferred rent and accrued lease losses	3,739	3,660
Other noncurrent liabilities	40,466	40,201

Total Liabilities	237,469	277,596

Commitments and contingencies

Stockholders' Equity
Preferred Stock - No par value:
1,000,000 shares authorized;
none issued and outstanding	-	-
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
20,340,014 and 20,212,449 issued and
20,151,431 and 20,029,115 outstanding	203	202
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
none issued and outstanding	-	-
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
12,745,015 and 12,868,030 issued and
outstanding	127	129
Additional paid-in capital	146,693	147,034
Treasury stock, at cost - 188,556 and
183,334 shares	(3,157)	(3,076)
Retained earnings	33,414	20,351
Cumulative translation adjustment (accumulated
other comprehensive loss)	(6,105)	(5,419)

Total Stockholders' Equity	171,175	159,221

Total Liabilities and Stockholders' Equity	$ 408,644	$ 436,817

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Three months ended September 30,

	2002	2001

	(Unaudited)
Cash flows used in operating activities:
Net income	$ 13,063	$ 13,488
Adjustments to reconcile net income to net cash
used in operating activities:
Provision for doubtful receivables from clients	2,859	3,931
Depreciation	5,002	5,356
Amortization of intangible assets	79	32
Income from affiliates	(849)	(692)
Distributions from affiliates	1,004	324
Other, net	(358)	(701)
Discontinued operations, net	-	(165)
Changes in operating assets and liabilities (net of discontinued operations):
Receivables from clients	(6,103)	(24,912)
Other current assets	1,814	(5,390)
Other assets	352	(986)
Accounts payable and accrued liabilities	(41,178)	(59,831)
Income taxes payable	(993)	4,353
Accrued retirement benefits	6,955	3,288
Deferred rent and accrued lease losses	79	(395)
Other noncurrent liabilities	267	1,108

Net cash used in operating activities	(18,007)	(61,192)

Cash flows used in investing activities:
Purchases of fixed assets	(5,318)	(4,799)
Proceeds from divestitures	520	1,000
Acquisitions and contingent consideration payments	(298)	(2,987)
Investment in affiliate	(1,961)	-

Net cash used in investing activities	(7,057)	(6,786)

Cash flows (used in) from financing activities:
Borrowings and book overdrafts	-	5,784
Issuances of common stock - exercises of stock options	56	-
Secondary public offering costs	-	(56)
Issuances of common stock - employee stock purchase plan	1,460	-
Repurchases of common stock	(7,393)	-

Net cash (used in) from financing activities	(5,877)	5,728

Effect of exchange rates on cash	(877)	407

Decrease in cash and cash equivalents	(31,818)	(61,843)

Cash and cash equivalents at beginning of period	95,974	81,735

Cash and cash equivalents at end of period	$ 64,156	$ 19,892

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Permanent Stockholders' Equity
(Thousands of U.S. Dollars)
(Unaudited)

		Cumulative	Class A	Class B-1	Class B-2	Additional	Treasury
	Retained	Translation	Common	Common	Common	Paid-in	Stock,
	Earnings	Loss	Stock	Stock	Stock	Capital	at Cost	Total

Balance at June 30, 2002	$ 20,351	$ (5,419)	$ 202	$ -	$ 129	$ 147,034	$ (3,076)	$ 159,221

Comprehensive Income:
Net income	13,063							13,063
Foreign currency translation adjustment		(686)						(686)

Total Comprehensive Income								12,377

Repurchases of common stock			1		(2)		(7,392)	(7,393)

Issuances of common stock - exercises of
common stock options						56		56

Issuances of common stock - employee stock
purchase plan						(682)	2,142	1,460

Issuances of common stock - deferred stock
units						285	5,016	5,301

Issuance of common stock to outside directors							153	153

Balance at September 30, 2002	$ 33,414	$ (6,105)	$ 203	$ -	$ 127	$ 146,693	$ (3,157)	$ 171,175

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

1.    The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries (collectively referred to as "we," "Watson Wyatt" or the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov.

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2003. The results reflect management's estimate of the portion of the annual discretionary bonus obligations earned year-to-date as well as an income tax provision based on anticipated results. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.    The changes in the carrying amount of goodwill for the quarter ended September 30, 2002 are as follows:

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total

Balance as of June 30, 2002	$14,684	$949	$59	$244	$1,214	$17,150
Goodwill recorded during the period	--	--	--	298	--	298
Impairment losses	--	--	--	--	--	--
Translation adjustment	(155)	--	(4)	(36)	--	(195)

Balance as of September 30, 2002	$14,529	$949	$55	$506	$1,214	$17,253

The following table reflects the components of intangible assets at September 30, 2002:

	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Non-contractual customer relationships	$866	$54
Non-compete agreements	671	336
Purchased software	125	71

Total amortizable intangible assets	$1,662	$461

The weighted average remaining life of amortizable intangible assets at September 30, 2002 was 3.7 years.

Amortization expense for the quarter ended September 30, 2002 was $79,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ending June 30:	Amount

2003	$336
2004	333
2005	311
2006	279
2007	20

3.    In the third quarter of fiscal year 1998, we discontinued our benefits administration outsourcing business, including our investment in our affiliate, Wellspring Resources, LLC ("Wellspring"). We believe we have adequate provisions for any remaining costs associated with our obligations related to the benefits administration outsourcing business. All Wellspring-related activity is reflected on the Consolidated Statements of Cash Flows as discontinued operations.

4.    The Company's North American regions are managed using a practice-based matrix form of organization, while our international operations are managed geographically. We have five reportable segments:

(1)	Benefits Group
(2)	eHR Group
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communication)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income.

The table below presents specified information about reported segments as of and for the three months ended September 30, 2002.

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total

Revenue (net of reimbursable expenses)	$102,000	$26,308	$11,246	$17,918	$13,953	$171,425
Net operating income (loss)	25,870	4,760	74	378	2,144	33,226
Receivables	93,982	21,358	9,649	14,514	9,376	148,879

The table below presents specified information about reported segments as of and for the three months ended September 30, 2001.

	Benefits Group	eHR Group	Human Capital Group	International	Other	Total

Revenue (net of reimbursable expenses)	$92,922	$27,636	$11,776	$16,885	$16,585	$165,804
Net operating income (loss)	20,391	6,110	(2,425)	817	2,061	26,954
Receivables	102,653	23,618	11,707	17,073	13,889	168,940

Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follow for the three month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,

	2002	2001

Revenue:
Total segment revenue	$171,425	$165,804
Reimbursable expenses not included in total segment revenue	6,977	6,187
Other, net	556	465

Consolidated revenue	$178,958	$172,456

Net Operating Income:
Total segment net operating income	$33,226	$26,954
Income from affiliates	849	692
Differences in allocation methods for depreciation, general
and administrative expenses and pension costs	(466)	(471)
Gain on sale of U.S. based public plan retirement business	520	1,000
Discretionary compensation	(12,000)	(6,335)
Other, net	12	639

Consolidated income before income taxes	$22,141	$22,479

Receivables:
Total segment receivables - billed and unbilled	$148,879	$168,940
Net valuation differences	5,977	3,631

Total billed and unbilled receivables	154,856	172,571
Assets not reported by segment	253,788	187,964

Consolidated assets	$408,644	$360,535

5.    Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,

	2002	2001

Net income	$13,063	$13,488

Weighted average outstanding shares of common stock	32,945	33,033
Dilutive effect of employee stock options	346	492

Common stock and stock equivalents	33,291	33,525

Earnings per share:
Basic	$0.40	$0.41

Diluted	$0.39	$0.40

6.    From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. We carry claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims. Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms. The first $5 million of coverage has a premium structure which provides for recovering approximately 75% of any loss up to $5 million through increased insurance premiums over the following five years. The Company has provided for the self-insured retention and for the prospective premium increases where specific estimated losses in excess of $1 million are considered estimable and probable. The Company has also used actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims. This liability was estimated to be $12.2 million as of September 30, 2002. In addition to professional liability insurance, we also carry employment practices liability insurance. In the current insurance market environment, we have experienced increases in premium cost and reductions in aggregate excess coverages, trends which are anticipated to continue. Management believes, based on currently available information, that the results of all pending or potential claims against us will not have a material adverse affect on the Company.

7.    Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss. For the three months ended September 30, 2002, comprehensive income totaled $12.4 million compared with $14.4 million for the three months ended September 30, 2001.

8.   Effective August 31, 2001, we sold our U.S. based public sector retirement business to Gabriel, Roeder, Smith & Company ("GRS"). The sale included approximately 120 U.S. public sector retirement clients, representing approximately $6.0 million in annual revenues.

In accordance with the terms of the sale, GRS paid $1.0 million to the Company during the first quarter of fiscal year 2002, and $0.5 million of contingent payments during the first quarter of fiscal year 2003. The Company also received approximately 7% of the common stock of GRS in fiscal 2002, in lieu of a portion of future cash payments. The amount of additional contractual cash payments over the next four years are contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

Simultaneous with the sale, we entered into an alliance agreement with GRS under which we will mutually refer future business opportunities and explore joint consulting assignments.

9.    In conjunction with the Company's review of its overhead cost structure in the second quarter of fiscal year 2002, the Company examined the classification of its operating expenses. This review included the identification and evaluation of the costs that comprise General and administrative expenses. Prior to the second quarter of fiscal year 2002, expenses associated with and incurred by various associates from our practice groups (the "Practice Support Team"), for the centralized development of practice-specific tools and services, were included in General and administrative expenses. The costs associated with the Practice Support Team are mainly comprised of the salaries and employee benefits and professional services expenses incurred by the associates on this team.

As a result of our review, we have reclassified the Practice Support Team's expenses from the beginning of fiscal year 1998 through the first quarter of fiscal year 2002 as components of Salaries and employee benefits, Professional and subcontracted services, and Occupancy, communications and other expenses. These expenses had previously been included as a component of General and administrative expenses. Revenue, Income from operations, Income before income taxes, and Net income were unaffected by this reclassification.

For more information on the Company's reclassification of our Practice Support Team's expenses, refer to the Company's Form 8-K that was filed on January 24, 2002.

10.    In October 2000, we completed an initial public offering ("IPO") of our class A common stock. In conjunction with that offering, we reorganized our corporate structure by merging Watson Wyatt & Company with a wholly-owned subsidiary of the Company. As a result, Watson Wyatt & Company became a wholly-owned subsidiary of the Company.

At the time of the reorganization, each share of Watson Wyatt & Company's redeemable common stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of the Company. The class B common stock was divided into two classes to accommodate two different transfer restriction periods. The class B shares automatically converted into class A common stock following the expiration or waiver of the respective transfer restriction periods. The class B-1 shares were subject to a transfer restriction period of 12 months following the IPO date, which expired on October 16, 2001, while the class B-2 shares were subject to a transfer restriction period of 24 months following the IPO date, which expired October 16, 2002.

11.    In September 2002, the Company made a capital infusion of £ 1.25 million, or approximately $2.0 million, in our affiliate, Watson Wyatt Holdings (Europe) Limited. The transaction has been recorded as an investment.

12.    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activitites" (FAS 146). FAS 146 provides further guidance regarding requirements for recognition of a liability for costs associated with an exit or disposal activity and is effective for all exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of FAS 146 will have a material impact on the Company's financial performance or condition.

13.    We implemented targeted job reductions in our North American eHR and Human Capital Group practices in October 2002. This resulted in the elimination of 51 positions, or approximately 1% of our workforce, and a charge of $1.5 million that will be included in results for the quarter ending December 31, 2002.

Item 2. #9; Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Watson Wyatt & Company Holdings, including its subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. As leading economies worldwide become more services oriented, human capital has become increasingly important to companies and organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics and rising employee-related costs have increased the importance of effective human capital management. We help our clients address these issues by combining our expertise in human capital management with technologies in order to improve the design and implementation of various human resources, or HR, programs, including compensation, retirement and healthcare plans.

We operate from 62 offices in 18 countries throughout North America, Asia-Pacific and Latin America. Watson Wyatt & Company, which became a wholly-owned subsidiary of Watson Wyatt & Company Holdings as a result of our corporate reorganization and initial public offering in October 2000, was incorporated in Delaware on February 17, 1958. Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Including our predecessors, we have been in business since 1946. In 1995, we entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt LLP), a United Kingdom based actuarial, benefits and human resources consulting partnership that was founded in 1878. We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. Since 1995, we and our alliance partners have marketed our services globally and seamlessly under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

Watson Wyatt's principal executive offices are located at 1717 H Street NW, Washington, DC 20006. Our web site is www.watsonwyatt.com. Information on this website is not a part of this filing.

Global Operations

We employ approximately 4,225 associates as follows:

Benefits Group	1,630
eHR Group	439
Human Capital Group	213
International	1,019
Other (including Data Services and Communication)	693
Corporate	231

Total	4,225

Principal Services

We design, develop and implement HR strategies and programs through the following three closely interrelated practice areas:

Benefits Group	eHR Group	Human Capital Group
Retirement plans, including pension, 401(k) and executive benefits plans	eHRTM, our web-based delivery of HR information and programs	Compensation plans, including executive compensation and stock option programs
Investment consulting services to pension plans	Employee self-service applications and call centers	Strategies to align workforces with business objectives
Healthcare, disability and other group benefit plans	Benefit administration systems and retirement planning tools	Organization effectiveness services
Actuarial services	eHRTM strategy consulting, using best-of-breed research on HR vendors, products and services	Strategies for attracting, retaining and motivating employees

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

International Operations

Our consultants, working in Asia-Pacific and Latin America, operate on a geographic basis from 25 offices in 16 countries and provide consulting services in the practice areas mentioned herein.

Other

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

(2) Data Services: Watson Wyatt Data Services produces custom and standard compensation and benefits surveys and human resource reference materials for use by global and local companies in 60 countries. Over 8,500 companies participate in our surveys and our products include over 70 compensation, benefits and employment practices references and survey reports.

Watson Wyatt Worldwide Alliance

Recognizing that a global organization is essential to service the needs of our clients, we established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, we made a strategic decision in 1995 to strengthen our European capabilities significantly and extend our global reach by entering into an alliance agreement with R. Watson & Sons (now Watson Wyatt LLP), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, we have marketed our services globally and seamlessly under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 89 offices in 30 countries and employs approximately 6,300 associates. Watson Wyatt & Company operates 62 offices in 18 countries in North America, Asia-Pacific and Latin America. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland, and also operates one office engaged in the insurance and financial services business in the United States. The alliance operates 16 offices in 10 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by Watson Wyatt and 75% owned by Watson Wyatt LLP.

Financial Statement Overview

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the first quarter of fiscal year 2003 (September 30, 2002), a Consolidated Balance Sheet as of the end of fiscal year 2002 (June 30, 2002), Consolidated Statements of Operations for the three month periods ended September 30, 2002 and 2001, Consolidated Statements of Cash Flows for the three month periods ended September 30, 2002 and 2001 and a Consolidated Statement of Changes in Stockholders' Equity for the three month period ended September 30, 2002.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis; management believes the approximate percentages of such billing methods are 60% and 40% of revenues, respectively. Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations have comprised approximately 80% of consolidated revenue. No single client accounted for more than 4% of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses. Annual bonuses are determined on a discretionary basis by management and the Board of Directors based on Company performance. Quarterly bonus accruals are based on actual results to date and anticipated future quarterly performance, measured on a pre-bonus operating income basis, expected annual bonus levels, and competitive employment market conditions. Annual bonus levels may vary as a result of changes in the above factors, and actual pre-bonus operating income levels may vary from current expectations, thereby impacting the relative level of quarterly bonus accruals.

Professional and subcontracted services represent fees paid to external service providers for legal, marketing and other services, approximately 50% of which are directly incurred on behalf of our clients and are reimbursed by them, with such reimbursements being included in revenue.

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

Results of Operations. The table below sets forth Consolidated Statements of Operations data as a percentage of revenue for the periods indicated:
	Three Months Ended September 30,

	2002	2001

Revenue:	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	56.8	54.9
Professional and subcontracted services	6.0	5.9
Occupancy, communications and other	14.9	16.7
General and administrative expenses	8.0	7.6
Depreciation and amortization	2.8	3.1

	88.5	88.2

Income from operations	11.5	11.8

Interest income, net	0.1	0.2
Other non-operating income	0.3	0.6
Income from affiliates	0.5	0.4

Income before income taxes	12.4	13.0

Provision for income taxes	5.1	5.2

Net income	7.3%	7.8%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue. Revenue from continuing operations was $179.0 million for the first three months of fiscal year 2003, compared to $172.5 million for the first three months of fiscal year 2002, an increase of $6.5 million, or 4%. This revenue growth was comprised of a $9.1 million, or 10% increase in our Benefits Group and a $1.0 million, or 6% increase in International, partially offset by a $1.3 million or 5% decrease in our eHR Group, a $0.6 million, or 5% decrease in our Human Capital Group and a $2.6 million, or 16% decrease in Other practice areas in North America.

Salaries and Employee Benefits. Salaries and employee benefit expenses for the first three months of fiscal year 2003 were $101.5 million, compared to $94.7 million for the first three months of fiscal year 2002, an increase of $6.8 million, or 7%. The increase is mainly due to a $5.0 million increase in the accrual for discretionary compensation and a $1.4 million increase in pension expenses. As a percentage of revenue, salaries and employee benefits increased from 54.9% to 56.8%.

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations were $10.8 million for the first three months of fiscal year 2003, compared to $10.1 million for the first three months of fiscal year 2002, an increase of $0.7 million, or 7%. The increase was mainly due to an increase in reimbursable expenses incurred on behalf of clients. As a percentage of revenue, professional and subcontracted services increased from 5.9% to 6.0%.

Occupancy, Communications and Other. Occupancy, communications and other expenses were $26.6 million for the first three months of fiscal year 2003, compared to $28.7 million for the first three months of fiscal year 2002, a decrease of $2.1 million, or 7%. The decrease was mainly due to lower travel expenses of $1.3 million and lower dues and entertainment expenses of $0.4 million. As a percentage of revenue, occupancy, communications and other decreased from 16.7% to 14.9%.

General and Administrative Expenses. General and administrative expenses for the first three months of fiscal year 2003 were $14.4 million, compared to $13.2 million for the first three months of fiscal year 2002, an increase of $1.2 million, or 9%. The increase was mainly due to a $0.6 million increase in legal expenses and a $0.4 million increase in insurance expenses. As a percentage of revenue, general and administrative expenses increased from 7.6% to 8.0%.

Depreciation and Amortization. Depreciation and amortization expense for the first three months of fiscal year 2003 was $5.1 million, compared to $5.4 million for the first three months of fiscal year 2002, a decrease of $0.3 million, or 6%. As a percentage of revenue, depreciation and amortization decreased from 3.1% to 2.8%.

Interest Income, net. Interest income, net for the first three months of fiscal year 2003 was $0.2 million, compared to $0.4 million for the first three months of fiscal year 2002, a decrease of $0.2 million, or 50%. The increase was attributable to lower interest rates earned on our cash and cash equivalents.

Other non-operating income. Other non-operating income for the first three months of fiscal year 2003 was $0.5 million, compared to $1.0 million in the prior year. Both amounts are comprised of cash payments received in connection with the sale of our U.S. based public plan retirement business. See Note 8 of the Notes to the Consolidated Financial Statements for more information about this transaction.

Income from Affiliates. Income from affiliates for the first three months of fiscal year 2003 was $0.8 million, compared to $0.7 million for the first three months of fiscal year 2002, an increase of $0.1 million, or 14%.

Provision for Income Taxes. Income taxes for the first three months of fiscal year 2003 were $9.1 million, compared to $9.0 million for the first three months of fiscal year 2002. Our effective tax rate was 41.0% for the first three months of fiscal year 2003, compared to 40.0% for the first three months of fiscal year 2002. The change in rate was due to an increase in the effective tax rate on foreign income.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income. Net income for the first three months of fiscal year 2003 was $13.1 million, compared to $13.5 million for the first three months of fiscal year 2002, a decrease of $0.4 million, or 3%. As a percentage of revenue, net income decreased from 7.8% to 7.3%.

Earnings Per Share. Diluted earnings per share for the first three months of fiscal year 2003 was $0.39, compared to $0.40 for the first three months of fiscal year 2002. Results for both years include the effect of other non-operating income. Exclusive of non-operating income, diluted earnings per share would have been $0.38 for the first three months of fiscal year 2003 and 2002.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2002 totaled $64.2 million, compared to $96.0 million at June 30, 2002. The $31.8 million decrease in cash from June 30, 2002 to September 30, 2002 follows a typical pattern of cash flows for the Company that is attributable to the payment of bonuses in the first quarter of each subsequent fiscal year.

Cash Used in Operating Activities. Cash used in operating activities for the first three months of fiscal year 2003 was $18.0 million, compared to cash used in operating activities of $61.2 million for the first three months of fiscal year 2002. The variance is mainly due to improved collections of accounts receivable of $18.8 million, a smaller fiscal year end bonus payment of $12.8 million compared to the prior year, and the timing of annual payments of insurance premiums, which contributed to $5.8 million higher cash from operating activities.

The allowance for doubtful accounts increased $1.4 million and the allowance for work in process increased $0.4 million from June 30, 2002 to September 30, 2002. The number of days of accounts receivable and work in process outstanding was 80 at September 30, 2002, compared to 94 at September 30, 2001 and 79 at June 30, 2002.

Cash Used in Investing Activities. Cash used in investing activities for the first three months of fiscal year 2003 was $7.1 million, compared to $6.8 million for the first three months of fiscal year 2002. The increase in cash usage can be attributed to a $2.0 million investment in our affiliate, Watson Wyatt Holdings (Europe) Limited, higher purchases of fixed assets of $0.5 million and lower proceeds from divestitures of $0.5 million, partially offset by lower acquisition related payments of $2.7 million.

Cash (Used in) From Financing Activities. Cash used in financing activities for the first three months of fiscal year 2003 was $5.9 million, compared to $5.7 million from financing activities for the first three months of fiscal year 2002. Cash flows for fiscal year 2003 also reflect payments of $7.4 million for the repurchase of 361,766 shares of common stock, net of $1.5 million representing 90,445 shares that the Company re-issued under the Employee Stock Purchase Plan.

Expenditures of capital funds were $7.6 million for the first quarter of fiscal year 2003. Anticipated commitments of capital funds are estimated at $24.0 million for the remainder of fiscal year 2003, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems, and acquisition-related payments. Additionally, capital may be required to provide funding to our pension plans during the fiscal year. We expect cash from operations and our existing credit facility to adequately provide for these cash needs.

Our foreign operations do not materially impact liquidity or capital resources. At September 30, 2002, $20.3 million of the total cash balance of $64.2 million was held outside of North America, which we have the ability to readily utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Future expected payments are as follows:

	Payments due by period (in thousands)

Contractual Cash Obligations	Total	Remainder of Fiscal year 2003	Fiscal year 2004 through 2005	Fiscal year 2006 through 2007	Fiscal year 2008 and thereafter

Lease commitments	$223,184	$29,730	$67,852	$49,863	$75,739

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future expenses will be mainly market driven. The Company continues to guarantee certain leases for office premises and equipment for Wellspring (see Note 3 of the Notes to the Consolidated Financial Statements for more information related to Wellspring). At September 30, 2002, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $29.2 million, excluding sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss on disposal of the benefits administration outsourcing business.

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

The Company entered into a new credit agreement with a syndicate of banks effective June 25, 2002. As a result of this agreement, we have a $100.0 million revolving credit facility at an interest rate that varies with LIBOR and/or the Prime Rate, and is based on our leverage ratio, as defined by the agreement. We are charged a quarterly commitment fee, currently 0.25% of the facility, that varies with our financial leverage and is calculated on the unused portion of the credit facility. No amounts were outstanding under the Company's revolving credit facility as of September 30, 2002 or June 30, 2002. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries. At September 30, 2002, we were in compliance with all covenants under the credit facility. A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $5.8 million of the facility is currently unavailable for operating needs. We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio. The credit facility is scheduled to mature on June 25, 2005.

Additionally, the Company guarantees a credit facility which provides loans to associates for stock purchased under our former Stock Purchase Program. This program was discontinued in conjunction with our initial public offering in October 2000. As a result, the facility permanently decreases as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $2.4 million and $2.9 million at September 30, 2002, and June 30, 2002, respectively. A total of 1,964,000 and 2,731,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at September 30, 2002, and June 30, 2002, respectively.

Disclaimer Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 2 on page 5 and 6; Note 3 on page 6; Note 6 on page 9; Note 8 on page 9 and 10; Note 12 on page 10; the sixth paragraph under Liquidity and Capital Resources on page 17; and Part II, Item 1 "Legal Proceedings" on page 20 and 21. In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated June 25, 2001, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Item 3. #9; Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

Item 4. Controls and Procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures for the quarter ended September 30, 2002 and have concluded that such controls have been effectively designed to ensure that information required to be disclosed has been accumulated and communicated as appropriate to allow timely decisions regarding such disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to this review. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

PART II. OTHER INFORMATION

Item 1. #9; Legal Proceedings

Insurance Coverage

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. We carry claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims. Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms. The first $5 million of coverage has a premium structure which provides for recovering approximately 75% of any loss up to $5 million through increased insurance premiums over the following five years. The Company has provided for the self-insured retention and for the prospective premium increases where specific estimated losses for known claims in excess of $1 million are considered estimable and probable. The Company has also used actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims. This liability was equal to $12.2 million as of September 30, 2002. In addition to professional liability insurance, we also carry employment practices liability insurance. In the current insurance market environment, we have experienced increases in premium cost and reductions in aggregate excess coverages, trends which are anticipated to continue. Management believes, based on currently available information, that the results of all pending or potential claims against us will not have a material adverse affect on the Company.

Pacific Group Medical Association (PGMA). In connection with the insolvency and liquidation of PGMA, a health insurance provider and former client, the Hawaii Insurance Commissioner, acting as liquidator of PGMA, brought claims in December 1999 in the Circuit Court of Hawaii against the former officers, directors, accountants, attorneys and other service providers of PGMA. A settlement agreement resolving all claims has been approved by the court.

Toussaint, et al. v. James, et al. Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit in December 2001 in the U.S. District Court for the Southern District of New York against the former union leaders and Watson Wyatt alleging damages suffered in reliance on our actuarial work and breaches of fiduciary duties owed by the former union leaders. The claim against Watson Wyatt is allegedly in the $4 million range. Mediation began on October 21, 2002 and remains open.

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR). Watson Wyatt and other service providers of NJCAR, an insolvent group health insurance provider, are defending claims brought in April 2002 by NJCAR's receiver and its former trustees in the U.S. District Court for the District of New Jersey alleging that any losses resulting from the insolvency are attributable to its former service providers. Court mandated mediation discussions before the U.S. Magistrate are continuing. The amount of alleged damages against all the defendants is unclear, but appears to be in the $20 million range in the aggregate against all defendants.

Other Matters

The attorney for a retirement client in the U.S. advised us in November 2001 of a potential claim arising out of an estimate of the cost of a benefit enhancement. A preliminary agreement to settle the claim has been reached through mediation for an amount covered by our professional liability insurance.

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

Item 2. #9; Changes in Securities and Use of Proceeds

Initial Public Offering

In October 2000, we completed an initial public offering ("IPO") of our class A common stock. In conjunction with that offering, we reorganized our corporate structure by merging Watson Wyatt & Company with a wholly-owned subsidiary of the Company.

At the time of the reorganization, each share of Watson Wyatt & Company's redeemable common stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of the Company. The class B common stock was divided into two classes to accommodate two different transfer restriction periods. The class B shares automatically converted into class A common stock following the expiration or waiver of the respective transfer restriction periods. The class B-1 shares were subject to a transfer restriction period of 12 months following the IPO date, which expired on October 16, 2001, while the class B-2 shares were subject to a transfer restriction period of 24 months following the IPO date, which expired on October 16, 2002. The Company waived the transfer restriction on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares for sale in the IPO.

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

Automatic Conversions

A total of 9,956,140 class B-1 shares were automatically converted to class A shares upon the expiration of the twelve-month transfer restrictions on October 16, 2001. Transfer restrictions on 12,745,015 class B-2 shares expired on October 16, 2002.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. #9; Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings[1]
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings[2]
4	Form of Certificate Representing Common Stock[1]
10.1	Amended Credit Agreement Among Bank of America, N.A. and Others dated June 25, 2002[3]
10.2	Consent of Bank of America, N.A. [4]
10.3	Agreement with David B. Friend, M.D. dated October 22, 1999[1]
10.4	Senior Officer Deferred Compensation Plan[4]
10.5	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares[5]
22	Definitive Proxy Statement on Schedule 14A, filed on October 18, 2002[6]
b.	Reports on Form 8-K None.

___________________________

1Incorporated by reference from Registrant's Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000

2Incorporated by reference from Registrant's Form 10-Q, filed on May 2, 2001

3Incorporated by reference from Registrant's Form 10-K, filed on September 25, 2002

4Incorporated by reference from Registrant's Form 10-K, filed on August 20, 2001

5Incorporated by reference from Registrant's Form S-3/A, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

6Incorporated by reference from Registrant's Form DEF14A, filed on October 18, 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)

/S/ John J. Haley		November 13, 2002

Name:	John J. Haley	Date
Title:	President and Chief
Executive Officer

/S/ Carl D. Mautz		November 13, 2002

Name:	Carl D. Mautz	Date
Title:	Vice President and Chief
Financial Officer

/S/ Peter L. Childs		November 13, 2002

Name:	Peter L. Childs	Date
Title:	Controller

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John J. Haley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Watson Wyatt & Company Holdings;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Watson Wyatt & Company Holdings as of, and for, the periods presented in this quarterly report.

  Watson Wyatt & Company Holdings' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Watson Wyatt & Company Holdings and we have:

(i)  Designed such disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)  Evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(iii)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  Watson Wyatt & Company Holdings' other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of the board of directors:

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

  Watson Wyatt & Company Holdings' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ John J. Haley

John J. Haley
President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl D. Mautz, certify that:

  I have reviewed this quarterly report on Form 10-Q of Watson Wyatt & Company Holdings;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Watson Wyatt & Company Holdings as of, and for, the periods presented in this quarterly report.

  Watson Wyatt & Company Holdings' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Watson Wyatt & Company Holdings and we have:

(i)  Designed such disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)  Evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(iii)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  Watson Wyatt & Company Holdings' other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of the board of directors:

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

  Watson Wyatt & Company Holdings' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Carl D. Mautz

Carl D. Mautz
Vice President and Chief Financial Officer