Form 10-Q
period 2002-12-31
WATSON WYATT & CO HOLDINGS
filed 2003-02-13
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2002

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2003.
Class	Number of Shares
Class A Common Stock, $.01 par value	32,961,184
Class B Common Stock, $.01 par value	-

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2002

	WATSON WYATT & COMPANY HOLDINGS
	Consolidated Statements of Operations
	(Thousands of U.S. Dollars, Except Per Share Data)

	Three Months Ended December 31,			Six Months Ended December 31,

	2002		2001	2002		2001

		(Unaudited)			(Unaudited)

Revenue	$ 174,624		$ 174,897	$ 353,582		$ 347,353

Costs of providing services:
Salaries and employee benefits	97,838		100,494	199,351		195,214
Professional and subcontracted services	13,042		14,459	23,860		24,559
Occupancy, communications and other	25,485		25,487	52,113		54,215
General and administrative expenses	14,815		14,032	29,205		27,207
Depreciation and amortization	5,266		5,242	10,345		10,630

	156,446		159,714	314,874		311,825

Income from operations	18,178		15,183	38,708		35,528

Interest income, net	225		244	467		686
Other non-operating income	121		--	641		1,000
Income from affiliates	2,058		1,403	2,907		2,095

Income before income taxes	20,582		16,830	42,723		39,309

Provision for income taxes	8,438		6,734	17,516		15,725

Net income	$ 12,144		$ 10,096	$ 25,207		$ 23,584

Basic earnings per share	$ 0.37		$ 0.31	$ 0.77		$ 0.71

Diluted earnings per share	$ 0.36		$ 0.30	$ 0.76		$ 0.71

Weighted average shares of common stock,
basic (000)	32,942		32,973	32,944		33,003

Weighted average shares of common stock,
diluted (000)	33,279		33,313	33,285		33,418

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Per Share Data)

	December 31,	June 30,
	2002	2002

	(Unaudited)
Assets
Cash and cash equivalents	$ 91,346	$ 95,974
Receivables from clients:
Billed, net of allowances of $2,622 and $1,405	87,375	83,311
Unbilled, net of allowances of $685 and $431	54,602	68,301

	141,977	151,612
Deferred income taxes	524	7,904
Other current assets	12,446	17,268

Total current assets	246,293	272,758

Investment in affiliates	23,903	20,086
Fixed assets, net	62,423	62,552
Deferred income taxes	60,117	54,758
Goodwill and intangible assets	18,303	18,430
Other assets	8,021	8,233

Total Assets	$ 419,060	$ 436,817

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$ 92,624	$ 134,998
Income taxes payable	12,069	14,589

Total current liabilities	104,693	149,587
Accrued retirement benefits	84,755	84,148
Deferred rent and accrued lease losses	3,667	3,660
Other noncurrent liabilities	40,931	40,201

Total Liabilities	234,046	277,596

Commitments and contingencies

Stockholders' Equity
Preferred Stock - No par value:
1,000,000 shares authorized;
None issued and outstanding	--	--
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
33,087,880 and 20,212,449 issued and
32,955,703 and 20,029,115 outstanding	331	202
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
none issued and outstanding	--	--
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
none and 12,868,030 issued and outstanding	--	129
Additional paid-in capital	146,353	147,034
Treasury stock, at cost - 132,177 and 183,334 shares	(2,238)	(3,076)
Retained earnings	45,558	20,351
Cumulative translation adjustment (accumulated other
comprehensive loss)	(4,990)	(5,419)

Total Stockholders' Equity	185,014	159,221

Total Liabilities and Stockholders' Equity	$ 419,060	$ 436,817

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
	Six Months Ended December 31,

	2002	2001

	(Unaudited)
Cash flows from (used in) operating activities:
Net income	$ 25,207	$ 23,584
Adjustments to reconcile net income to net cash
from (used in) operating activities:
Provision for doubtful receivables from clients	5,387	3,629
Depreciation	10,203	10,566
Amortization of intangible assets	142	64
Provision for deferred income taxes	2,021	--
Income from affiliates	(2,907)	(2,095)
Distributions from affiliates	2,033	324
Other, net	(860)	(1,187)
Discontinued operations, net	46	(165)
Changes in operating assets and liabilities (net of discontinued operations):
Receivables from clients	4,248	(6,454)
Other current assets	4,822	(3,596)
Other assets	212	(45)
Accounts payable and accrued liabilities	(37,051)	(45,291)
Income taxes payable	(2,520)	9,864
Accrued retirement benefits	607	5,489
Deferred rent and accrued lease losses	7	(570)
Other noncurrent liabilities	599	2,039

Net cash from (used in) operating activities	12,196	(3,844)

Cash flows used in investing activities:
Purchases of fixed assets	(10,313)	(11,211)
Proceeds from divestitures	1,042	1,428
Acquisitions and contingent consideration payments	(366)	(3,598)
Investment in affiliate	(1,961)	--

Net cash used in investing activities	(11,598)	(13,381)

Cash flows (used in) from financing activities:
Secondary offering costs	--	(56)
Issuances of common stock - exercises of stock options	331	62
Issuances of common stock - employee stock purchase plan	3,121	--
Repurchases of common stock	(8,765)	--

Net cash (used in) from financing activities	(5,313)	6

Effect of exchange rates on cash	87	307

Decrease in cash and cash equivalents	(4,628)	(16,912)

Cash and cash equivalents at beginning of period	95,974	81,735

Cash and cash equivalents at end of period	$ 91,346	$ 64,823

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Stockholders' Equity
(Thousands of U.S. Dollars)
(Unaudited)

		Cumulative				Additional	Treasury
	Retained	Translation	Class A	Class B-1	Class B-2	Paid-in	Stock,
	Earnings	Loss	Common Stock	Common Stock	Common Stock	Capital	at Cost	Total

Balance at June 30, 2002	$ 20,351	$ (5,419)	$ 202	$ --	$ 129	$ 147,034	$ (3,076)	$ 159,221
Comprehensive income:
Net income	25,207							25,207
Foreign currency translation adjustment		429						429

Total comprehensive income								25,636
Transfer restriction expiration of
12,745,015 shares			127		(127)			--
Repurchases of common stock			2		(2)		(8,765)	(8,765)
Issuances of common stock - exercises of
common stock options						(20)	351	331
Issuances of common stock - employee stock
purchase plan						(946)	4,067	3,121
Issuances of common stock - deferred stock units						285	5,021	5,306
Issuance of common stock to outside directors							164	164

Balance at December 31, 2002	$ 45,558	$ (4,990)	$ 331	$ --	$ --	$ 146,353	$ (2,238)	$ 185,014

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

The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2003. The results reflect certain estimates, including estimated bonuses and anticipated tax rates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.    The changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows:

	Benefits Group	Technology Solutions (eHR) Group	Human Capital Group	International	Other	Total

Balance as of June 30, 2002	$14,684	$949	$59	$244	$1,214	$17,150
Goodwill recorded during the period	--	--	--	385	--	385
Translation adjustment	(124)	--	(3)	(38)	--	(165)

Balance as of December 31, 2002	$14,560	$949	$56	$591	$1,214	$17,370

The following table reflects changes in the carrying amount of the components of intangible assets for the six months ended December 31, 2002:
	Non-contractual customer	Non-compete	Purchased
	relationships	agreements	software	Total

Balance as of June 30, 2002	$866	$361	$53	$1,280
Amortization expense	(86)	(46)	(10)	(142)
Translation adjustment	(205)	--	--	(205)

Balance as of December 31, 2002	$575	$315	$43	$933

The gross carrying amount of intangible assets at December 31, 2002 was $1,456,000. Accumulated amortization of intangible assets at December 31, 2002 was $523,000. The weighted average remaining life of amortizable intangible assets at December 31, 2002 was 3.4 years. Estimated amortization expense for fiscal year 2003 and each of the four succeeding fiscal years is as follows:
Fiscal year ending June 30:	Amount

2003	$292
2004	280
2005	257
2006	225
2007	21

3.    We implemented targeted job reductions in our North American Technology Solutions Group (formerly eHR) and Human Capital Group practices during the second quarter of fiscal year 2003. This resulted in the elimination of 72 positions, or approximately 2% of our workforce, and a severance charge of $2.0 million that was included in our results for the quarter ended December 31, 2002. Of the $2.0 million severance charge, $1.8 million is included in Salaries and employee benefit expenses and $0.2 million is included in Professional and subcontracted services. As of December 31, 2002, $0.9 million has been paid under severance agreements.

4.    The Company's North American regions are managed using a practice-based matrix form of organization, while our international operations are managed geographically. We have five reportable segments:
(1)	Benefits Group
(2)	Technology Solutions Group (formerly eHR)
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communication)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income, which is income before income taxes and discretionary compensation.

The table below presents specified information about reported segments as of and for the three months ended December 31, 2002:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total

Revenue (net of reimbursable expenses)	$95,076	$26,521	$11,940	$19,146	$11,958	$164,641
Net operating income/(loss)	18,073	4,890	(547)	946	(9)	23,353
Receivables	82,348	18,528	10,090	15,343	6,835	133,144

The table below presents specified information about reported segments as of and for the three months ended December 31, 2001:
	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total

Revenue (net of reimbursable expenses)	$95,386	$27,711	$12,330	$16,758	$14,122	$166,307
Net operating income/(loss)	22,760	6,479	(1,207)	(454)	111	27,689
Receivables	91,047	21,338	10,558	14,081	10,298	147,322

The table below presents specified information about reported segments as of and for the six months ended December 31, 2002:
	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total

Revenue (net of reimbursable expenses)	$197,076	$52,829	$23,186	$37,064	$25,911	$336,066
Net operating income/(loss)	43,943	9,650	(473)	1,324	2,135	56,579
Receivables	82,348	18,528	10,090	15,343	6,835	133,144

The table below presents specified information about reported segments as of and for the six months ended December 31, 2001:
	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total

Revenue (net of reimbursable expenses)	$188,308	$55,347	$24,106	$33,643	$30,707	$332,111
Net operating income/(loss)	43,151	12,589	(3,632)	363	2,172	54,643
Receivables	91,047	21,338	10,558	14,081	10,298	147,322

Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

Reconciliations of the information reported by segment to the consolidated amounts follow for the three and six month periods ended December 31, 2002 and 2001:

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Revenue:
Total segment revenue	$164,641	$166,307	$336,066	$332,111
Reimbursable expenses not included in total
segment revenue	10,341	8,312	17,318	14,499
Other, net	(358)	278	198	743

Consolidated revenue	$174,624	$174,897	$353,582	$347,353

Net Operating Income:
Total segment net operating income	$23,353	$27,689	$56,579	$54,643
Income from affiliates	2,058	1,403	2,907	2,095
Differences in allocation methods for
depreciation, G&A, medical and pension costs	(629)	(737)	(1,095)	(1,208)
Gain on sale of business units and
other non-operating income	549	269	1,069	1,311
Discretionary compensation	(7,574)	(12,479)	(19,574)	(18,814)
Other, net	2,825	685	2,837	1,282

Consolidated income before income taxes	$20,582	$16,830	$42,723	$39,309

Receivables:
Total segment receivables - billed and unbilled	$133,144	$147,322	$133,144	$147,322
Net valuation differences	8,833	7,094	8,833	7,094

Total billed and unbilled receivables	141,977	154,416	141,977	154,416
Assets not reported by segment	277,083	227,944	277,083	227,944

Consolidated assets	$419,060	$382,360	$419,060	$382,360

5.    Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:
	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Net income	$12,144	$10,096	$25,207	$23,584

Weighted average outstanding shares of
common stock	32,942	32,973	32,944	33,003
Dilutive effect of employee stock options	337	340	341	415

Common stock and stock equivalents	33,279	33,313	33,285	33,418

Earnings per share:
Basic	$0.37	$0.31	$0.77	$0.71

Diluted	$0.36	$0.30	$0.76	$0.71

6.    From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. We carry claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims. Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms. The first $5 million of coverage has a premium structure which provides for recovering from the insured firm defending the claim approximately 75% of any loss up to $5 million. This recovery occurs through increased insurance premiums over the following five years. The remaining 25% of any loss up to $5 million is a risk borne by the captive insurance company. The Company has provided for the self-insured retention and for the prospective premium increases where specific estimated losses for known claims in excess of $1 million are considered probable and reasonably estimable. The Company has also used actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims. This liability was equal to $12.3 million as of December 31, 2002. In addition to professional liability insurance, we also carry employment practices liability insurance. In the current insurance market environment, we have experienced increases in premium cost and reductions in aggregate excess coverages, trends which are anticipated to continue. Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse effect on the Company.

7.    Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss. For the three months ended December 31, 2002, comprehensive income totaled $13.3 million, compared with $9.3 million for the three months ended December 31, 2001. For the six months ended December 31, 2002, comprehensive income totaled $25.6 million, compared with $23.7 million for the six months ended December 31, 2001.

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

In accordance with the terms of the sale, GRS paid $1.0 million to the Company during the first quarter of fiscal year 2002, and $0.5 million of contingent payments during the first quarter of fiscal year 2003. The Company also received approximately 7% of the common stock of GRS in fiscal year 2002, in lieu of a portion of future cash payments. The amount of additional contractual cash payments over the next four years are contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

9.    The Company had three classes of common stock outstanding after completion of our initial public offering ("IPO") in October 2000: Class A, B-1 and B-2. Class A shares are freely transferable. Class B-1 and B-2 shares had transfer restrictions which expired on October 16, 2001 and October 16, 2002, respectively. As a result, 9,956,140 shares of our Class B-1 common stock and 12,745,015 shares of our Class B-2 common stock automatically converted into Class A common stock on those respective dates.

In addition to these transfer restriction periods, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors. As a result of these agreements, 4,268,475 Class A shares are currently restricted, of which 2,134,247 will become freely transferable in October 2003 and 2,134,228 will become freely transferable in October 2004.

10.    In September 2002, the Company made a capital infusion £ 1.25 million, or approximately $2.0 million, in our affiliate, Watson Wyatt Holdings (Europe) Limited. The transaction has been recorded as an Investment in affiliates.

11.    In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 provides further guidance regarding requirements for recognition of a liability for costs associated with an exit or disposal activity and is effective for all exit or disposal activities initiated after December 31, 2002. Management does not presently believe that the adoption of FAS 146 will have a material effect on the Company's financial performance or condition.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 provides additional transition guidance for those entities that elect to expense stock options pursuant to FAS 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the effect of this pronouncement on our Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), which clarified existing guidance from the FASB regarding a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for all periods that end after December 15, 2002, and provisions for recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Management has reviewed guarantees issued by the Company and has provided relevant disclosure in footnote 12 based on those types of guarantees which the Company currently has in place. The adoption of FIN 45 did not have an effect on the Company's financial performance or condition.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), which clarifies the financial reporting for variable interest entities. Management does not believe that the adoption of FIN 46 will have an effect on the Company's financial performance or condition.

12.    The Company has historically provided guarantees on an infrequent basis to third parties in the normal course of business. The guarantees described below are currently in effect and could require the Company to make payments to third parties under certain circumstances.

Letters of Credit. The Company has issued two letters of credit totaling $5.8 million under our existing credit facility to guarantee payment to the beneficiary in the event that the Company fails to meet its financial obligations to that beneficiary. One letter of credit for $2.6 million will ultimately expire in October 2006, while the second letter of credit for $3.2 million will remain outstanding as long as we retain an ownership share of our captive insurance company.

Stock Loans. The Company also guarantees a credit facility which provides loans to associates for stock purchased under our former Stock Purchase Program. This program was discontinued in conjunction with our initial public offering in October 2000. As a result, the facility permanently decreases as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $1.2 million at December 31, 2002, and $2.9 million at June 30, 2002. A total of 1,213,000 and 2,731,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at December 31, 2002, and June 30, 2002, respectively.

Affiliate Agreements. In 1995, we entered into an alliance agreement with R. Watson & Sons, a United Kingdom based actuarial, benefits and human resources consulting partnership (now Watson Wyatt LLP or WWLLP), the predecessor of which was founded in 1878. Included in the agreements between the Company and WWLLP (the "Alliance Agreements") are various indemnities and guaranties relating to the performance of the Company and its subsidiaries, some of which became part of Watson Wyatt Holdings (Europe), Ltd. (WWHE), as to such matters as tax liabilities, liabilities for prior acts or omissions arising from the operation of the UK and European businesses prior to the alliance and failure to perform various obligations under the Alliance Agreements. In addition, certain events, such as a sale of material parts of our business could require the Company to either purchase from or sell to WWLLP an interest in our European business, and/or repurchase the shares of the Company's stock currently held by WWLLP. The Company is unable to estimate an amount of any potential future payments under these contractual arrangements since the potential occurrence of any of the events to which the indemnities apply is entirely speculative, and the dollar amount, if any, would be dependent upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities and guaranties should decline with the passage of time. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.

The Company owns 25% of WWHE, while WWLLP owns the remaining 75%. Additional capital for WWHE, if required, may be provided by both companies based on their respective ownership percentages. In the event that either the Company or WWLLP does not provide its pro rata share of the additional capital requested by WWHE, the party's respective ownership percentages would be reduced accordingly.

In connection with the establishment of our alliance with Watson Wyatt LLP, the Company agreed to guarantee Watson Wyatt LLP's performance under a lease for office space in London that expires in 2015. Payments by Watson Wyatt LLP under the lease total approximately £ 1.4 million, or approximately $2.3 million per year. We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009. If Watson Wyatt LLP exercises this option, the Company would attempt to sublease the space at the then-current market rates.

Indemnification Agreements. The Company has also entered into agreements in connection with the purchase and sale of certain businesses. These agreements include provisions for the Company to indemnify the counterparty to the transaction against specified claims and liabilities, including those arising from the operation of the subject business before or after the closing date. The Company does not believe that any potential liability that might arise from such indemnity provisions is material, probable or reasonably estimable.  There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.

Wellspring Leases. We continue to guarantee certain leases for office premises and equipment for Wellspring Resources, LLC ("Wellspring"), the benefits administration outsourcing business that we discontinued in fiscal year 1998. At December 31, 2002, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $27.7 million, excluding sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss accrual recorded in connection with the disposal of the benefits administration outsourcing business. Wellspring related activity is reflected on the Statements of Cash Flows as discontinued operations.

As a result of de minimis positive cash flows that began in the second quarter of fiscal year 2003 related to these leases, the Company will reevaluate its accrual related to Wellspring during the third quarter of fiscal year 2003. The evaluation will include an analysis of real estate market conditions in cities in which the leases exist, along with an assessment of the probability of future sublease income for these leases. If necessary, the accrual will be adjusted as a result of this analysis. Any adjustment would be recorded in discontinued operations and not significantly affect future cash flows. Management does not anticipate having to increase the accruals for these lease commitments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Watson Wyatt & Company Holdings, including its subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. As leading economies worldwide become more services oriented, human capital has become increasingly important to companies and organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics and rising employee-related costs have increased the importance of effective human capital management. We help our clients address these issues by combining our expertise in human capital management with technologies in order to improve the design and implementation of various human resources, or HR programs, including compensation, retirement and healthcare plans.

We operate from 62 offices in 18 countries throughout North America, Asia-Pacific and Latin America. Watson Wyatt & Company, which became a wholly-owned subsidiary of Watson Wyatt & Company Holdings as a result of our corporate reorganization and initial public offering in October 2000, was incorporated in Delaware on February 17, 1958. Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Including our predecessors, we have been in business since 1946. In 1995, we entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt LLP), a United Kingdom based actuarial, benefits and human resources limited liability partnership that was founded in 1878. We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. Since 1995, we and our alliance partners have marketed our services globally and seamlessly under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

Watson Wyatt's principal executive offices are located at 1717 H Street NW, Washington, D.C. 20006. Our web site is www.watsonwyatt.com. Information on this website is not a part of this filing.

We employ approximately 4,200 associates as follows:

Benefits Group	1,660
Technology Solutions Group	410
Human Capital Group	213
International	993
Other (including Data Services and Communication)	692
Corporate	232

Total	4,200

Principal Services

We design, develop and implement HR strategies and programs through the following three closely interrelated practice areas:
Benefits Group	Technology Solutions Group	Human Capital Group
Retirement plans, including pension, 401 (k) and executive benefits plans	eHRTM, our web-based delivery of HR information and programs	Compensation plans, including executive compensation and stock option programs
Investment consulting services to pension plans	Employee self-service applications and call centers	Strategies to align workforces with business objectives
Healthcare, disability and other group benefit plans	Benefit administration systems and retirement planning tools	Organization effectiveness services
Actuarial services	eHRTM strategy consulting, using best-of-breed research on HR vendors, products and services	Strategies for attracting, retaining and motivating employees

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

International Operations

Outside of North America, our consultants, working in Asia-Pacific and Latin America, operate on a geographic basis from 25 offices in 16 countries and provide consulting services in the practice areas described above.

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

Watson Wyatt Worldwide Alliance

Recognizing that a global organization is essential to service the needs of our clients, we established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, we made a strategic decision in 1995 to strengthen our European capabilities significantly and extend our global reach by entering into an alliance agreement with R. Watson & Sons (now Watson Wyatt LLP), a United Kingdom-based actuarial, benefits and human resources limited liability partnership that was founded in 1878. Since 1995, we have marketed our services globally and seamlessly under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

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

Financial Statement Overview

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the second quarter of fiscal year 2003 (December 31, 2002), a Consolidated Balance Sheet as of the end of fiscal year 2002 (June 30, 2002), Consolidated Statements of Operations for the three and six month periods ended December 31, 2002 and 2001, Consolidated Statements of Cash Flows for the six month periods ended December 31, 2002 and 2001 and a Consolidated Statement of Changes in Stockholders' Equity for the six month period ended December 31, 2002.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis; management believes the approximate percentages of such billing methods are 60% and 40% of revenues, respectively. Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80% of consolidated revenue. No single client accounted for more than 4% of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses. Annual bonuses are discretionary and are based on Company performance and competitive employment market conditions. Annual pre-bonus profitability is reviewed quarterly by the Company and discretionary annual bonus amounts are then determined by management. After determining the annual bonus amount, the bonus is then distributed to interim or quarterly reporting periods as a constant percentage of pre-bonus income. In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters as a constant percentage of estimated pre-bonus income. Management bases its judgments upon information available at the time the accruals are made.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

We have reviewed the accounting estimates recognized in our financial statements and have determined that the following accounting policies are critical to the understanding of the use of estimates in the Company's financial statements:

Revenue Recognition. We recognize revenue on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. Revenue is recognized on engagements as services are provided. Revenue includes reimbursable expenses billed to clients.

For fixed-fee engagements, we periodically review ongoing engagements in order to assess the accuracy of our estimates-to-complete and revenue recognition, which can be affected by a number of factors including a change in the estimated amount of effort required to complete the project, changes in scope, the staffing on the engagement or client participation. This review requires us to make judgments and estimates regarding the overall profitability and stage of project completion, which, in turn, affects how we recognize revenue. To the extent that our estimates change for a particular engagement, we record the cumulative effect of the change in the period in which it becomes known. The Company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than total estimated direct and indirect costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

Valuation of Billed and Unbilled Receivables from Clients. We maintain allowances for doubtful accounts to reflect estimated losses resulting from our clients' failure to pay for our services after the services have been rendered. Our allowance policy is based on the aging of our billed and unbilled client receivables and has been developed based on our write-off history. Facts and circumstances may change that would require us to alter our estimates of the collectibility of specific billed and unbilled client receivables.

Discretionary Compensation. The Company's compensation program includes a discretionary component in the form of an annual bonus that is determined by management and paid once per fiscal year after the Company's annual operating results are finalized. The amount of expense for discretionary compensation recognized at interim reporting dates involves judgment and is dependent upon management forecasts of pre-bonus profitability and competitive employment market conditions.

Annual bonuses are discretionary and are based on Company performance and competitive employment market conditions. Estimated annual pre-bonus profitability is reviewed quarterly by the Company and discretionary annual bonus amounts are then determined by management. After determining the estimated annual bonus amount, the bonus is then distributed to interim or quarterly reporting periods as a constant percentage of pre-bonus income. Annual bonus levels may vary from current expectations as a result of changes in the factors above. In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters as a constant percentage of estimated future pre-bonus income.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company with offices in 18 countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions where we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Tax costs can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income, revisions to tax positions taken as a result of further analysis and consultation, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense and net income.

Pension Assumptions. We sponsor both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of our associates. Under our principal plans (U.S., Canada, and Hong Kong), benefits are based on our associates' years of service and compensation during the three highest paid consecutive years of service.

Determination of our obligations and annual expense under the plans are based on a number of assumptions that, given the longevity of the plans, are long-term in their focus. A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation and related expense. For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy. Any difference between actual and assumed results is amortized into our pension expense over the average remaining service period of participating employees, which is approximately 11 years. The Company recognizes that actual returns on investments in fiscal year 2002 are lower than our long-term expected rate of return of 10%. However, given our historical investment returns, which have approximated 14% over the past 20 years, and the long-term nature of the obligations covered by the plans, we anticipate the plans will realize the expected rate of return over the long-term.

We consider several factors prior to the start of each fiscal year when determining the appropriate level of each annual assumption, including economic forecasts, historical trends, portfolio composition and peer comparisons. We will evaluate these factors for the next valuation period at June 30, 2003, which will determine our fiscal year 2004 pension expense.

The following assumptions were used over the past three fiscal years in the valuation of our U.S. plan, which comprises the majority of the principal defined benefit pension plans:
	Year Ended June 30,

	2002	2001	2000

Discount rate, projected benefit obligation	7.25%	7.25%	7.25%
Discount rate, net periodic pension cost	7.25%	7.25%	7.00%
Expected long-term rate of return on assets	10.00%	10.00%	10.00%
Rate of increase in compensation levels	4.34%	5.34%	5.34%

Incurred But Not Reported Claims. The Company uses actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims and has engaged an external actuarial firm to assist in the calculation of these estimates. Our estimated IBNR liability is based on a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Management does not currently expect significant fluctuations in the IBNR liability, based on the actuarial methodology utilized to calculate the liability. However, our estimated IBNR liability will fluctuate if the Company experiences significant change over multiple years in the factors described above.

Results of Operations. The table below sets forth Consolidated Statements of Operations data as a percentage of revenue for the periods indicated:
	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	56.0	57.4	56.5	56.2
Professional and subcontracted services	7.5	8.3	6.7	7.1
Occupancy, communications and other	14.6	14.6	14.7	15.6
General and administrative expenses	8.5	8.0	8.3	7.8
Depreciation and amortization	3.0	3.0	2.9	3.1

	89.6	91.3	89.1	89.8

Income from operations	10.4	8.7	10.9	10.2

Interest income, net	0.1	0.1	0.1	0.2
Other non-operating income	0.1	--	0.2	0.3
Income from affiliates	1.2	0.9	0.9	0.6

Income before income taxes	11.8	9.7	12.1	11.3

Provision for income taxes	4.8	3.9	5.0	4.5

Net income	7.0%	5.8%	7.1%	6.8%

Three and Six Months Ended December 31, 2002 Compared to the Three and Six Months Ended December 31, 2001

Revenue. Revenue from operations for the second quarter of fiscal year 2003 was $174.6 million, compared to $174.9 million for the second quarter of fiscal year 2002, a decrease of $0.3 million. The revenue decrease was comprised of a $0.3 million decrease in our Benefits Group, a $1.2 million, or 4% decrease in our Technology Solutions Group, a $0.4 million, or 3% decrease in our Human Capital Group and a $2.1 million, or 15% decrease in Other practice areas in North America, partially offset by a $2.3 million, or 14% increase in International and a $2.0 million increase in reimbursable expenses billed to clients. Revenue from operations was $353.6 million for the first six months of fiscal year 2003, compared to $347.4 million for the first six months of fiscal year 2002, an increase of $6.2 million, or 2%. This revenue growth was comprised of an $8.8 million, or 5% increase in our Benefits Group, a $3.5 million, or 10% increase in International and a $2.8 million increase in reimbursable expenses billed to clients, partially offset by a $2.5 million, or 5% decrease in our Technology Solutions Group, a $0.9 million, or 4% decrease in our Human Capital Group and a $4.8 million, or 16% decrease in Other practice areas in North America.

Salaries and Employee Benefits. Salaries and employee benefit expenses for the second quarter of fiscal year 2003 were $97.8 million, compared to $100.5 million for the second quarter of fiscal year 2002, a decrease of $2.7 million, or 3%. Salaries and employee benefit expenses for the second quarter of fiscal year 2003 include severance charges of $1.8 million related to the Company's targeted job reductions, mainly in our Human Capital and Technology Solutions Groups. Of this amount, $0.8 million has been paid to associates under severance agreements through the second quarter of fiscal year 2003. The decrease, exclusive of this charge, was due to a $4.0 million decrease in the accrual for discretionary compensation and a $2.2 million decrease in base salaries and benefits as a result of headcount reductions and attrition in North America, net of modest annual salary increases, partially offset by a $2.1 million increase in pension costs. As a percentage of revenue, salaries and employee benefits decreased from 57.4% to 56.0%. Excluding severance costs, salaries and employee benefit expenses would have been 55.0% of revenue. Salaries and employee benefit expenses for the first six months of fiscal year 2003 were $199.4 million, compared to $195.2 million for the first six months of fiscal year 2002, an increase of $4.2 million, or 2%, or an increase of $2.4 million excluding the $1.8 million severance charge mentioned above. The increase, exclusive of this charge, was due to a $3.6 million increase in pension costs and a $1.0 million increase in the accrual for discretionary compensation, partially offset by $2.5 million in net decreases in base salaries and benefits realized through headcount reductions and attrition in North America, net of modest salary increases. As a percentage of revenue, salaries and employee benefits increased from 56.2% to 56.5%. Excluding severance costs, salaries and employee benefit expenses would have been 55.9% of revenue for the first six months of fiscal year 2003.

Professional and Subcontracted Services. Professional and subcontracted services used in consulting operations for the second quarter of fiscal year 2003 were $13.0 million, compared to $14.5 million for the second quarter of fiscal year 2002, a decrease of $1.5 million, or 10%. As a percentage of revenue, professional and subcontracted services decreased from 8.3% to 7.5%. Professional and subcontracted services were $23.9 million for the first six months of fiscal year 2003, compared to $24.6 million for the first six months of fiscal year 2002, a decrease of $0.7 million, or 3%. As a percentage of revenue, professional and subcontracted services decreased from 7.1% to 6.7%. The decrease in both periods was due to lower costs associated with claims settlements. Professional and subcontracted services for the second quarter and first six months of fiscal year 2003 include severance charges of $0.2 million related to the Company's targeted job reductions mentioned above, of which $0.1 million has been paid as of December 31, 2002.

Occupancy, Communications and Other. Occupancy, communications and other expenses for the second quarter of fiscal year 2003 were $25.5 million, unchanged from the prior year. Expenses are unchanged from the prior year due to successful cost containment strategies that were initiated during the second quarter of fiscal year 2002 and which have continued through the current period. As a percentage of revenue, occupancy, communications and other remained at 14.6%. Occupancy, communications and other expenses were $52.1 million for the first six months of fiscal year 2003, compared to $54.2 million for the first six months of fiscal year 2002, a decrease of $2.1 million, or 4%. The decrease was mainly due to lower travel costs of $0.6 million, lower business taxes of $0.5 million and lower expenses in many areas including telephone, publications and dues and entertainment expenses. As a percentage of revenue, occupancy, communications and other decreased from 15.6% to 14.7% for the first six months of fiscal year 2003.

General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal year 2003 were $14.8 million, compared to $14.0 million for the second quarter of fiscal year 2002, an increase of $0.8 million, or 6%. The increase is mainly due to higher promotional and general office expenses of $1.1 million, attributable to the annual client conference held this fiscal year, but not last fiscal year, higher insurance expenses of $0.4 million and a $0.4 million increase in many areas including medical costs, pension and vacation, partially offset by a lower accrual for discretionary compensation of $0.9 million and decreased base salaries of $0.3 million. As a percentage of revenue, general and administrative expenses increased from 8.0% to 8.5%. General and administrative expenses for the first six months of fiscal year 2003 were $29.2 million, compared to $27.2 million for the first six months of fiscal year 2002, an increase of $2.0 million, or 7%. The increase is mainly due to higher promotional and general office expenses of $1.5 million, higher insurance expenses of $0.8 million and increased legal expenses of $0.7 million, partially offset by a decrease in base salaries of $1.0 million and a lower accrual for discretionary compensation of $0.3 million. As a percentage of revenue, general and administrative expenses increased from 7.8% to 8.3%.

Depreciation and Amortization. Depreciation and amortization for the second quarter of fiscal year 2003 was $5.3 million, compared to $5.2 million for the second quarter of fiscal year 2002, an increase of $0.1 million, or 2%. As a percentage of revenue, depreciation and amortization remained at 3.0%. Depreciation and amortization for the first six months of fiscal year 2003 was $10.3 million, compared to $10.6 million for the first six months of fiscal year 2002, a decrease of $0.3 million, or 3%. As a percentage of revenue, depreciation and amortization decreased from 3.1% to 2.9%.

Interest Income, Net. Interest income, net for the second quarter of fiscal year 2003 was $0.2 million, unchanged from the prior year. Interest income, net for the first six months of fiscal year 2003 was $0.5 million, compared to $0.7 million for the first six months of fiscal year 2002, a decrease of $0.2 million, or 29%. The decrease was attributable to lower interest rates earned on our cash and cash equivalents.

Other Non-Operating Income. Other non-operating income for the second quarter of fiscal year 2003 was $0.1 million. During the first six months of fiscal year 2003 and fiscal year 2002, the Company received cash payments of $0.5 million and $1.0 million, respectively, in connection with the sale of our U.S. based public retirement business. See Note 8 of the Notes to the Consolidated Financial Statements for more information about this transaction.

Income from Affiliates. Income from affiliates for the second quarter of fiscal year 2003 was $2.1 million, compared to $1.4 million for the second quarter of fiscal year 2002, an increase of $0.7 million, or 50%. The increase was primarily due to improved operations of our affiliated captive insurance company, PCIC, partially offset by increased operating losses of our Continental European affiliate, Watson Wyatt Holdings (Europe) Limited. Income from affiliates for the first six months of fiscal year 2003 was $2.9 million, compared to $2.1 million for the first six months of fiscal year 2002, an increase of $0.8 million, or 38%. The increase was due to improved operations of our affiliated captive insurance company, PCIC, and increased operating income of our United Kingdom based affiliate, WWLLP, partially offset by increased operating losses of our Continental European affiliate, Watson Wyatt Holdings (Europe) Limited. We anticipate that going forward, PCIC will operate closer to a break-even basis.

Provision for Income Taxes. Provision for income taxes for the first six months of fiscal year 2003 was $17.5 million, compared to $15.7 million for the first six months of fiscal year 2002. Our effective tax rate was 41.0% for the first six months of fiscal year 2003, compared to 40.0% for the first six months of fiscal year 2002. The change in rate was due to an increase in the effective rate on foreign income and state income. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income. Net income for the second quarter of fiscal year 2003 was $12.1 million, compared to $10.1 million for the second quarter of fiscal year 2002, an increase of $2.0 million, or 20%. As a percentage of revenue, net income increased from 5.8% to 7.0%. Net income for the first six months of fiscal year 2003 was $25.2 million, compared to $23.6 million for the first six months of fiscal year 2002, an increase of $1.6 million, or 7%. As a percentage of revenue, net income increased from 6.8% to 7.1%.

Earnings Per Share. Diluted earnings per share for the second quarter of fiscal year 2003 was $0.36, compared to $0.30 for the second quarter of fiscal year 2002. Diluted earnings per share for the first six months of fiscal year 2003 was $0.76, compared to $0.71 for the first six months of fiscal year 2002. Results for the three and six month periods ended December 31, 2002 include approximately $0.02 per share from Income from affiliates and $0.04 per share from Salaries and employee benefits and Professional and subcontracted services relative to the severance charge that are not expected to recur. Exclusive of non-operating income, the unexpected income from affiliates and the severance charge, diluted earnings per share would have been $0.77 for the first six months of fiscal year 2003 compared to $0.71 for the first six months of fiscal year 2002.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2002 totaled $91.3 million, compared to $96.0 million at June 30, 2002. The $4.7 million decrease in cash and cash equivalents from June 30, 2002 to December 31, 2002 follows a typical pattern of cash flows for the Company that is attributable to the payment of discretionary compensation in the first quarter of each fiscal year. During fiscal year 2003, we paid $45.2 million in previously accrued discretionary compensation, paid $13.6 million in corporate taxes and contributed $12.0 million to our U.S. defined benefit pension plan. These outflows of cash were offset by positive cash flow from consulting operations, particularly in the second quarter of fiscal year 2003.

Cash From (Used in) Operating Activities. Cash from operating activities for the first six months of fiscal year 2003 was $12.2 million, compared to cash used in operating activities of $3.8 million for the first six months of fiscal year 2002. The variance is mainly due to a smaller fiscal year end bonus payment of $12.8 million compared to the prior year and improved collections on receivables of $10.7 million, partially offset by the $12.0 million contribution the Company made to the U.S. defined benefit pension plan during the second quarter of fiscal year 2003, net of expense accruals. The allowance for doubtful accounts increased $1.2 million and the allowance for work in process increased $0.3 million from June 30, 2002 to December 31, 2002. The number of days of accounts receivable and work in process outstanding was 74 at December 31, 2002, down from 80 at September 30, 2002 and 83 at December 31, 2001.

Cash Used in Investing Activities. Cash used in investing activities for the first six months of fiscal year 2003 was $11.6 million, compared to $13.4 million for the first six months of fiscal year 2002. The decrease can be attributed to lower acquisition related payments of $3.2 million, lower purchases of fixed assets of $0.9 million, partially offset by a $2.0 million investment in our affiliate, Watson Wyatt Holdings (Europe) Limited that we made in the first quarter of this fiscal year.

Cash (Used in) From Financing Activities. Cash used in financing activities for the first six months of fiscal year 2003 consisted primarily of payments of $8.8 million for the repurchase of 423,366 shares of common stock, net of $3.1 million representing 189,260 shares that the Company re-issued under the Employee Stock Purchase Plan.

Expenditures of capital funds were $12.6 million for the first six months of fiscal year 2003. Anticipated commitments of capital funds are estimated at $14.5 million for the remainder of fiscal year 2003, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.

Our non U.S. operations do not materially impact liquidity or capital resources. At December 31, 2002, $21.4 million of the total cash balance of $91.3 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our non U.S. operations in total are substantially self-sufficient for their working capital needs.

We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Future expected payments are as follows (in thousands):

Fiscal Year	Lease Commitments

2003	$19,663
2004	36,935
2005	31,746
2006	27,021
2007	23,898
2008	22,669
Thereafter	56,148

$218,080

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future expenses will be mainly market driven.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring (see Note 12 of the Notes to the Consolidated Financial Statements for more information related to Wellspring). At December 31, 2002, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $27.7 million, excluding sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss accrual recorded in connection with the disposal of the benefits administration outsourcing business. As a result of de minimis positive cash flows that began in the second quarter of fiscal year 2003 related to these leases, the Company will reevaluate its accrual related to Wellspring during the third quarter of fiscal year 2003. The evaluation will include an analysis of real estate market conditions in cities in which the leases exist, along with an assessment of probable future sublease income for these leases. If necessary, the accrual will be adjusted as a result of this analysis. Any adjustment would be recorded in discontinued operations and not significantly affect future cash flows. Management does not anticipate having to increase the accruals for these lease commitments.

In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the Company agreed to guarantee Watson Wyatt LLP's performance under a lease for office space in London that expires in 2015. Payments by Watson Wyatt LLP under the lease total £ 1.4 million, or approximately $2.3 million per year. We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009. If Watson Wyatt LLP exercises this option, the Company would attempt to sublease the space at the then-current market rates.

The Company entered into a new credit agreement with a syndicate of banks effective June 25, 2002. As a result of this agreement, we have a $100.0 million revolving credit facility at an interest rate that varies with LIBOR and/or the Prime Rate, and is based on our leverage ratio, as defined by the agreement. We are charged a quarterly commitment fee, currently 0.25% of the facility, that varies with our financial leverage and is calculated on the unused portion of the credit facility. No amounts were outstanding under the Company's revolving credit facility as of December 31, 2002 or June 30, 2002. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries. At December 31, 2002, we were in compliance with all covenants under the credit facility. A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $5.8 million of the facility is currently unavailable for operating needs. We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio. The credit facility is scheduled to mature on June 25, 2005.

Additionally, the Company guarantees a credit facility which provides loans to associates for stock purchased under our former Stock Purchase Program. This program was discontinued in conjunction with our initial public offering in October 2000. As a result, the facility permanently decreases as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $1.2 million at December 31, 2002 and $2.9 million at June 30, 2002. A total of 1,213,000 and 2,731,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at December 31, 2002, and June 30, 2002, respectively.

Disclaimer Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 2 on pages 5 and 6; Note 6 on page 10; Notes 11 and 12 on pages 11 through 13; the fifth and ninth paragraph under Liquidity and Capital Resources on pages 22 through 24; and Part II, Item 1 "Legal Proceedings" on page 25. In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which was filed with the SEC on September 25, 2002 and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

Item 4. Controls and Procedures.

The Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures for the quarter ended December 31, 2002 and have concluded that such controls have been effectively designed to ensure that information required to be disclosed has been accumulated and communicated as appropriate to allow timely decisions regarding such disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to this review. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Insurance Coverage

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters. We carry claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims. Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms. The first $5 million of coverage has a premium structure which provides for recovering from the firm defending the claim approximately 75% of any loss up to $5 million. This recovery occurs through increased insurance premiums over the following five years. The remaining 25% of any loss up to $5 million is a risk borne by the captive insurance company. The Company has provided for the self-insured retention and for the prospective premium increases where specific estimated losses for known claims in excess of $1 million are considered probable and reasonably estimable. The Company has also used actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims. This liability was equal to $12.3 million as of December 31, 2002. In addition to professional liability insurance, we also carry employment practices liability insurance. In the current insurance market environment, we have experienced increases in premium cost and reductions in aggregate excess coverages, trends which are anticipated to continue. Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse affect on the Company.

Toussaint, et al. v. James, et al. Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit in December 2001 in the U.S. District Court for the Southern District of New York against the former union leaders and Watson Wyatt alleging damages suffered in reliance on our actuarial work and breaches of fiduciary duties owed by the former union leaders. The claim against Watson Wyatt is allegedly in the $4 million range. Mediation will continue if the claims are not resolved by motions pending before the court.

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR). Watson Wyatt and five other service providers of NJCAR, an insolvent group health insurance provider, are defending claims brought in April 2002 by NJCAR's receiver and its former trustees in the U.S. District Court for the District of New Jersey alleging that any losses resulting from the insolvency are attributable to its former service providers. The court-mandated mediation process is continuing. The amount of alleged damages against all the defendants is unclear, but appears to be in the $20 million range in the aggregate against all defendants.

Item 2. #9; Changes in Securities and Use of Proceeds.

Initial Public Offering

The Company had three classes of common stock outstanding after completion of our initial public offering ("IPO") in October 2000: Class A, B-1 and B-2. Class A shares are freely transferable. Class B-1 and B-2 shares had transfer restrictions which expired on October 16, 2001 and October 16, 2002, respectively. As a result, 9,956,140 shares of our Class B-1 common stock and 12,745,015 shares of our Class B-2 common stock automatically converted into Class A common stock on those respective dates.

In addition to these transfer restriction periods, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors. As a result of these agreements, 4,268,475 Class A shares are currently restricted, of which 2,134,247 will become freely transferable in October 2003 and 2,134,228 will become freely transferable in October 2004.

Other Conversions

In August 2002, the Board authorized the conversion of 123,015 class B-2 shares for repurchase by the Company from shareholders in September 2002 at the then prevailing market price.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Election of Class II Directors

Pursuant to the Company's Amended and Restated Certificate of Incorporation, the directorships are divided into three classes, Class I, Class II and Class III. The directorships in Class II will expire as of the annual stockholders' meeting in 2005 and every three years thereafter, the directorships in Class I will expire as of the annual stockholders' meeting in 2004 and every three years thereafter, and the directorships in Class III will expire as of the annual stockholders' meeting in 2003 and every three years thereafter. As the terms of each of the classes of directors expire, directors of the Company will be elected to serve for a three-year period and until their respective successors have been duly elected and qualified.

At the third annual meeting of the stockholders of the Company, held on November 18, 2002, the stockholders voted for the election of five Class II members of the Board of Directors. Proxies representing 23,558,467 shares were received (total shares outstanding as of the record date were 32,896,510). Of the proxies received, the votes were as follows:

Nominees for Class II Directors Term expiring at the annual meeting of stockholders in 2005	For	Against or Withheld
John J. Gabarro	22,572,527	985,940
John J. Haley	19,387,604	4,170,863
Linda D. Rabbitt	22,503,683	1,054,784
Gene H. Wickes	22,184,801	1,373,666
John C. Wright	22,777,409	781,058

The directors serving in Class I and Class III and their remaining terms are as follows:

Class I Directors Term expiring at the annual meeting of stockholders in 2004
Maureen E. Cotter
R. Michael McCullough
Sylvester J. Schieber
Edward Manno Shumsky
Paul N. Thornton

Class III Directors Term expiring at the annual meeting of stockholders in 2003
Elizabeth M. Caflisch
David P. Marini
J.P. Orbeta
Gilbert T. Ray
John B. Shoven (Appointed)*

* Dr. Shoven was appointed by the Board of Directors of the Company to fill the vacancy in Class III that resulted from Ms. Franklin's departure from the Board in November 2002.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
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

Watson Wyatt & Company Holdings
(Registrant)
/S/ John J. Haley		February 13, 2003
Name:	John J. Haley	Date
Title:	President and Chief
Executive Officer

/S/ Carl D. Mautz		February 13, 2003
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief
Financial Officer

/S/ Peter L. Childs		February 13, 2003
Name:	Peter L. Childs	Date
Title:	Controller

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

Date: February 13, 2003

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

Date: February 13, 2003

/S/ Carl D. Mautz

Carl D. Mautz
Vice President and Chief Financial Officer