Form 10-Q
period 2003-03-31
WATSON WYATT & CO HOLDINGS
filed 2003-05-09
CIK 1103126

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 2003.
Class	Number of Shares
Class A Common Stock, $.01 par value	32,942,153

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2003

	WATSON WYATT & COMPANY HOLDINGS
	Consolidated Statements of Operations
	(Thousands of U.S. Dollars, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Revenue	$ 177,596	$ 180,382	$ 531,178	$ 527,735

Costs of providing services:
Salaries and employee benefits	100,584	105,432	299,935	300,646
Professional and subcontracted services	11,564	11,270	35,424	35,829
Occupancy, communications and other	27,295	27,303	79,408	81,518
General and administrative expenses	13,690	14,043	42,895	41,250
Depreciation and amortization	4,854	4,922	15,199	15,552

	157,987	162,970	472,861	474,795

Income from operations	19,609	17,412	58,317	52,940

Interest income, net	150	302	617	988
Other non-operating income	--	--	641	1,000
Income from affiliates	1,322	793	4,229	2,888

Income from continuing operations before income taxes	21,081	18,507	63,804	57,816

Provision for income taxes	8,640	7,400	26,156	23,125

Income from continuing operations	12,441	11,107	37,648	34,691

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations [see Note 8] [less applicable income tax expense of $4,692 for the three and nine months ended March 31, 2003]	6,752	--	6,752	--

Net income	$ 19,193	$ 11,107	$ 44,400	$ 34,691

Basic earnings per share
Income from continuing operations	$ 0.37	$ 0.34	$ 1.14	$ 1.05
Income from discontinued operations	0.21	--	0.21	--

Net income	$ 0.58	$ 0.34	$ 1.35	$ 1.05

Diluted earnings per share
Income from continuing operations	$ 0.37	$ 0.33	$ 1.13	$ 1.04
Income from discontinued operations	0.21	--	0.21	--

Net income	$ 0.58	$ 0.33	$ 1.34	$ 1.04

Weighted average shares of common stock, basic (000)	32,942	32,959	32,944	32,995

Weighted average shares of common stock, diluted (000)	33,242	33,401	33,277	33,420

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Per Share Data)

	March 31,	June 30,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$ 119,795	$ 95,974
Receivables from clients:
Billed, net of allowances of $1,556 and $1,405	85,034	83,311
Unbilled, net of allowances of $479 and $431	62,401	68,301

	147,435	151,612
Deferred income taxes	5,073	7,904
Other current assets	11,261	17,268

Total current assets	283,564	272,758

Investment in affiliates	23,550	20,086
Fixed assets, net	60,920	62,552
Deferred income taxes	60,542	54,758
Goodwill and intangible assets	18,597	18,430
Other assets	6,311	8,233

Total Assets	$ 453,484	$ 436,817

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$ 101,711	$ 134,998
Income taxes payable	22,281	14,589

Total current liabilities	123,992	149,587
Accrued retirement benefits	89,527	84,148
Deferred rent and accrued lease losses	4,633	3,660
Other noncurrent liabilities	30,759	40,201

Total Liabilities	248,911	277,596

Commitments and contingencies

Stockholders' Equity
Preferred Stock - No par value:
1,000,000 shares authorized;
None issued and outstanding	--	--
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
33,087,880 and 20,212,449 issued and
32,935,240 and 20,029,115 outstanding	331	202
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
none issued and outstanding	--	--
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
none and 12,868,030 issued and outstanding	--	129
Additional paid-in capital	146,172	147,034
Treasury stock, at cost - 152,640 and 183,334 shares	(2,941)	(3,076)
Retained earnings	64,751	20,351
Cumulative translation adjustment (accumulated other
comprehensive loss)	(3,740)	(5,419)

Total Stockholders' Equity	204,573	159,221

Total Liabilities and Stockholders' Equity	$ 453,484	$ 436,817

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
	Nine Months Ended March 31,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$ 44,400	$ 34,691
Adjustments to reconcile net income to net cash
from operating activities:
Income from discontinued operations, net of income tax expense	(6,752)	--
Provision for doubtful receivables from clients	6,494	5,025
Depreciation	14,983	15,456
Amortization of intangible assets	216	96
Provision for deferred income taxes	(2,953)	--
Income from affiliates	(4,229)	(2,888)
Distributions from affiliates	3,400	600
Other, net	(843)	(1,512)
Changes in operating assets and liabilities (net of discontinued operations):
Receivables from clients	(2,317)	(12,794)
Other current assets	6,007	(2,392)
Other assets	1,922	(295)
Accounts payable and accrued liabilities	(27,438)	(29,934)
Income taxes payable	3,000	(603)
Accrued retirement benefits	5,379	4,766
Deferred rent and accrued lease losses	973	93
Other noncurrent liabilities	1,221	1,447

Net cash from operating activities	43,463	11,756

Cash flows used in investing activities:
Purchases of fixed assets	(13,402)	(22,120)
Proceeds from divestitures	1,042	1,681
Acquisitions and contingent consideration payments	(442)	(3,583)
Investment in affiliate	(1,961)	--

Net cash used in investing activities	(14,763)	(24,022)

Cash flows used in financing activities:
Secondary offering costs	--	(56)
Issuances of common stock - exercises of stock options	458	347
Issuances of common stock - employee stock purchase plan	4,768	--
Repurchases of common stock	(11,385)	(1,670)

Net cash used in financing activities	(6,159)	(1,379)

Effect of exchange rates on cash	1,280	651

Increase (decrease) in cash and cash equivalents	23,821	(12,994)

Cash and cash equivalents at beginning of period	95,974	81,735

Cash and cash equivalents at end of period	$ 119,795	$ 68,741

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Stockholders' Equity
(Thousands of U.S. Dollars)
(Unaudited)

		Cumulative				Additional	Treasury
	Retained	Translation	Class A	Class B-1	Class B-2	Paid-in	Stock,
	Earnings	Loss	Common Stock	Common Stock	Common Stock	Capital	at Cost	Total

Balance at June 30, 2002	$ 20,351	$ (5,419)	$ 202	$ --	$ 129	$ 147,034	$ (3,076)	$ 159,221
Comprehensive income:
Net income	44,400							44,400
Foreign currency translation adjustment		1,679						1,679

Total comprehensive income								46,079
Transfer restriction expiration of
12,745,015 shares			127		(127)			--
Repurchases of common stock			2		(2)		(11,385)	(11,385)
Issuances of common stock - exercises of
common stock options						(72)	530	458
Issuances of common stock - employee stock
purchase plan						(1,033)	5,801	4,768
Issuances of common stock - deferred stock units						285	5,021	5,306
Issuance of common stock to outside directors						(42)	168	126

Balance at March 31, 2003	$ 64,751	$ (3,740)	$ 331	$ --	$ --	$ 146,172	$ (2,941)	$ 204,573

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 - Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries (collectively referred to as "we," "Watson Wyatt" or the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov.

The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2003. The results reflect certain estimates, including estimated bonuses and anticipated tax rates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2 - Company Background.

Watson Wyatt & Company Holdings, including our subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. As leading economies worldwide become more services oriented, human capital has become increasingly important to companies and organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics and rising employee-related costs have increased the importance of effective human capital management. We help our clients address these issues by combining our expertise in human capital management with technologies in order to improve the design and implementation of various human resources, or HR programs, including compensation, retirement and healthcare plans.

Note 3 - Segment Information.

The Company's North American regions are managed using a practice-based matrix form of organization, while our international operations are managed geographically. We have five reportable segments:
(1)	Benefits Group
(2)	Technology Solutions Group (formerly eHR)
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communication)

The Company evaluates the performance of its segments and allocates resources to them primarily based on net operating income, which is income from continuing operations before income taxes and discretionary compensation.

The table below presents specified information about reported segments as of and for the three months ended March 31, 2003:
	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$103,996	$22,467	$12,216	$19,103	$10,648	$168,430
Net operating income/(loss)	26,741	3,081	1,549	847	(586)	31,632
Receivables	90,590	16,071	9,505	15,720	6,585	138,471

The table below presents specified information about reported segments as of and for the three months ended March 31, 2002:
	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$104,392	$25,742	$12,465	$17,387	$12,688	$172,674
Net operating income/(loss)	30,112	4,233	(1,098)	578	(422)	33,403
Receivables	93,779	20,184	10,988	14,302	11,077	150,330

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2003:
	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$301,072	$75,296	$35,402	$56,167	$36,559	$504,496
Net operating income	70,684	12,731	1,076	2,171	1,549	88,211
Receivables	90,590	16,071	9,505	15,720	6,585	138,471

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2002:
	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$292,700	$81,089	$36,571	$51,030	$43,395	$504,785
Net operating income/(loss)	73,263	16,822	(4,730)	941	1,750	88,046
Receivables	93,779	20,184	10,988	14,302	11,077	150,330

Information about interest income and tax expense is not presented as a segment expense because they are not considered a responsibility of the segments' operating management.

Reconciliations of the information reported by segment to the consolidated amounts follow for the three and nine month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Revenue:
Total segment revenue	$168,430	$172,674	$504,496	$504,785
Reimbursable expenses not included in total
segment revenue	8,528	7,939	25,846	22,438
Other, net	638	(231)	836	512

Consolidated revenue	$177,596	$180,382	$531,178	$527,735

Net Operating Income:
Total segment net operating income	$31,632	$33,403	$88,211	$88,046
Income from affiliates	1,322	793	4,229	2,888
Differences in allocation methods for
depreciation, G&A, medical and pension costs	(19)	(223)	(1,114)	(1,431)
Gain on sale of business units and
other non-operating income	--	(311)	1,069	1,000
Discretionary compensation	(8,147)	(13,716)	(27,721)	(32,530)
Other, net	(3,707)	(1,439)	(870)	(157)

Consolidated income from continuing
operations before income taxes	$21,081	$18,507	$63,804	$57,816

Receivables:
Total segment receivables - billed and unbilled	$138,471	$150,330	$138,471	$150,330
Net valuation differences	8,964	9,028	8,964	9,028

Total billed and unbilled receivables	147,435	159,358	147,435	159,358
Assets not reported by segment	306,049	236,950	306,049	236,950

Consolidated assets	$453,484	$396,308	$453,484	$396,308

Note 4 - Targeted Job Reductions.

We implemented targeted job reductions in our North American Technology Solutions Group (formerly eHR) and Human Capital Group during the second quarter of fiscal year 2003. This resulted in the elimination of 72 positions, or approximately 2% of our workforce, and a severance charge of $2.0 million that was included in our results for the quarter ended December 31, 2002. Of the $2.0 million severance charge, $1.8 million was included in Salaries and employee benefit expenses and $0.2 million was included in Professional and subcontracted services. As of March 31, 2003, amounts due under related severance agreements had been paid.

Note 5 - Sale of U.S. Based Public Sector Retirement Business.

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

In accordance with the terms of the sale, GRS paid $1.0 million to the Company during the first quarter of fiscal year 2002, and $0.5 million of contingent payments during the first quarter of fiscal year 2003. The Company also received approximately 7% of the common stock of GRS in fiscal year 2002, in lieu of a portion of future cash payments. The amount of additional contractual cash payments over the next four years is contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

Note 6 - Investment in Affiliate.

In September 2002, the Company made a capital investment of £ 1.25 million, or approximately $2.0 million, in our affiliate, Watson Wyatt Holdings (Europe) Limited. This transaction has been recorded as an Investment in affiliates.

Note 7 - Goodwill.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows:

	Benefits Group	Technology Solutions (formerly eHR) Group	Human Capital Group	International	Other	Total
Balance as of June 30, 2002	$14,684	$949	$59	$244	$1,214	$17,150
Goodwill recorded during the period	--	--	--	442	--	442
Translation adjustment	112	--	3	(3)	--	112

Balance as of March 31, 2003	$14,796	$949	$62	$683	$1,214	$17,704

The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2003:
	Non-contractual customer relationships	Non-compete agreements	Purchased software	Total

Balance as of June 30, 2002	$866	$361	$53	$1,280
Amortization expense	(130)	(69)	(17)	(216)
Translation adjustment	(171)	--	--	(171)

Balance as of March 31, 2003	$565	$292	$36	$893

The gross carrying amount of intangible assets at March 31, 2003 was $1,493,000. Accumulated amortization of intangible assets at March 31, 2003 was $600,000. The weighted average remaining life of amortizable intangible assets at March 31, 2003 was 3.2 years. Estimated amortization expense for fiscal year 2003 and each of the four succeeding fiscal years is as follows:
Fiscal year ending June 30:	Amount
2003	$290
2004	290
2005	270
2006	238
2007	21

Note 8 - Discontinued Operations.

The Company continues to guarantee three leases for office premises for Wellspring Resources, LLC ("Wellspring"), the benefits administration outsourcing business that we exited from in fiscal year 1998. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was originally included in the fiscal year 1998 loss accrual recorded in connection with the disposal of the benefits administration outsourcing business. At March 31, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $26.1 million, excluding anticipated future sublease income.

As a result of de minimis positive cash flows that began in the second quarter of fiscal year 2003 related to these leases, the Company reevaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring. The evaluation included an analysis of occupancy rates of Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases. As a result of this analysis, the Company reduced the amount of its provision for losses from disposal of the benefits administration outsourcing business in the third quarter of fiscal year 2003 by $11.4 million, less the associated income tax expense of $4.7 million. Such adjustment is reflected in the Consolidated Statement of Operations for the third quarter of fiscal year 2003 in the line "Adjustment to reduce estimated loss on disposal of discontinued operations." The remaining noncurrent liability of $4.0 million represents management's best estimate of potential future cash out flows related to guarantees associated with Wellspring leases.

Note 9 - Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three and nine months ended March 31, 2003. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Income from continuing operations	$12,441	$11,107	$37,648	$34,691
Discontinued operations	6,752	--	6,752	--

Net income	$19,193	$11,107	$44,400	$34,691

Weighted average outstanding shares of
common stock	32,942	32,959	32,944	32,995
Dilutive effect of employee stock options
and employee stock purchase plan shares	300	442	333	425

Common stock and stock equivalents	33,242	33,401	33,277	33,420

Basic earnings per share
Income from continuing operations	$0.37	$0.34	$1.14	$1.05
Discontinued operations	0.21	--	0.21	--

Basic earnings per share, net income	$0.58	$0.34	$1.35	$1.05

Diluted earnings per share
Income from continuing operations	$0.37	$0.33	$1.13	$1.04
Discontinued operations	0.21	--	0.21	--

Diluted earnings per share, net income	$0.58	$0.33	$1.34	$1.04

Note 10 - Stock Based Compensation.

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

The table below reflects the pro-forma effect on net income and earnings per share for the three and nine months ended March 31, 2003 and 2002 as if the Company were to recognize compensation expense under the fair value based method of FAS 123:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net income, as reported	$19,193	$11,107	$44,400	$34,691
Add: Stock-based compensation expense included in reported net income, net of related tax effects	--	--	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(320)	(407)	(1,030)	(914)

Pro forma net income	$18,873	$10,700	$43,370	$33,777

Earnings per share:
Basic - as reported	$0.58	$0.34	$1.35	$1.05

Basic - pro forma	$0.57	$0.32	$1. 32	$1.02

Diluted - as reported	$0.58	$0.33	$1.34	$1.04

Diluted - pro forma	$0.57	$0.32	$1.30	$1.01

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 provides additional transition guidance for those entities that elect to expense stock options pursuant to FAS 123, "Accounting for Stock-Based Compensation."

Note 11 - Comprehensive Income.

Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss. For the three months ended March 31, 2003, comprehensive income totaled $20.4 million, compared with $11.5 million for the three months ended March 31, 2002. For the nine months ended March 31, 2003, comprehensive income totaled $46.1 million, compared with $35.3 million for the nine months ended March 31, 2002.

Note 12 - Initial Public Offering and Common Stock.

We had three classes of common stock outstanding after completion of our initial public offering ("IPO") in October 2000: Class A, B-1 and B-2. Class A shares are freely transferable. Class B-1 and B-2 shares had transfer restrictions which expired on October 16, 2001 and October 16, 2002, respectively. As a result, 9,956,140 shares of our Class B-1 common stock and 12,745,015 shares of our Class B-2 common stock automatically converted into Class A common stock on those respective dates.

In addition to the transfer restriction periods described above, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors. As a result of these agreements, 4,193,475 Class A shares are currently restricted, of which 2,096,747 will become freely transferable in October 2003 and 2,096,728 will become freely transferable in October 2004.

Note 13 - Guarantees.

The Company has historically provided guarantees on an infrequent basis to third parties in the normal course of business. The guarantees described below are currently in effect and could require the Company to make payments to third parties under certain circumstances.

Letters of Credit. The Company has outstanding two letters of credit totaling $5.8 million under our existing credit facility to guarantee payment to the beneficiary in the event that the Company fails to meet its financial obligations to that beneficiary. One letter of credit for $2.6 million will ultimately expire in October 2006, while the second letter of credit for $3.2 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, Professional Consultants Insurance Company (PCIC).

Stock Loans. The Company also guarantees a credit facility which provides loans to associates for stock purchased under our former Stock Purchase Program. This Stock Purchase program was discontinued in conjunction with our initial public offering in October 2000. As a result, the amounts guaranteed under this facility will permanently decrease as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $1.1 million at March 31, 2003, and $2.9 million at June 30, 2002. A total of 1,070,000 and 2,731,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at March 31, 2003, and June 30, 2002, respectively.

Affiliate Agreements. In 1995, we entered into an alliance agreement with R. Watson & Sons, a United Kingdom based actuarial, benefits and human resources consulting partnership (now Watson Wyatt LLP or WWLLP), the predecessor of which was founded in 1878. Included in the agreements between the Company and WWLLP (the "Alliance Agreements") are various indemnities and guarantees relating to the performance of the Company and its subsidiaries, some of which became part of Watson Wyatt Holdings (Europe), Ltd. (WWHE), as to such matters as tax liabilities, liabilities for prior acts or omissions arising from the operation of the UK and European businesses prior to the alliance and failure to perform various obligations under the Alliance Agreements. In addition, certain events, such as a sale of material parts of our business, could require the Company to either purchase from or sell to WWLLP an interest in our European business, and/or repurchase the shares of the Company's stock currently held by WWLLP. The Company is unable to estimate an amount of any potential future payments under these contractual arrangements since the potential occurrence of any of the events to which the indemnities apply is entirely speculative, and the dollar amount, if any, would be dependent upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities and guarantees should decline with the passage of time. There are no provisions for recourse to third parties, nor are any assets held by any third parties that the Company as guarantor can liquidate to recover amounts paid under such indemnities.

The Company owns 25% of WWHE and WWLLP owns the remaining 75%. Additional capital for WWHE, if required, may be provided by both owners based on their respective ownership interests. If either the Company or WWLLP does not provide its pro rata share of any additional capital invested in WWHE, that party's respective ownership interest would be reduced accordingly.

In connection with the establishment of our alliance with Watson Wyatt LLP, the Company agreed to guarantee Watson Wyatt LLP's performance under a lease for office space in London that expires in 2015. Payments by Watson Wyatt LLP under the lease total approximately £ 1.4 million (or approximately $2.2 million per year). We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009. If Watson Wyatt LLP exercises this option, the Company would attempt to sublease the space at the then-current market rates.

Indemnification Agreements. The Company has various agreements which provide that it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. Although it is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company's obligations and the unique facts of each particular agreement, the Company does not believe that any potential liability that might arise from such indemnity provisions is probable or material. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.

Wellspring Leases. We continue to guarantee three leases for office premises for Wellspring Resources, LLC ("Wellspring"), the benefits administration outsourcing business that we exited from in fiscal year 1998. At March 31, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $26.1 million, excluding anticipated future sublease income. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss accrual recorded in connection with our exit from the benefits administration outsourcing business. Wellspring related activity is reflected on the Statements of Operations and of Cash Flows as discontinued operations. See Note 8 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Note 14 - Recent Accounting Pronouncements.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), which clarified existing guidance from the FASB regarding a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for all periods that end after December 15, 2002, and provisions for recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Management has reviewed guarantees issued by the Company and has provided relevant disclosure in Note 13 based on those types of guarantees which the Company currently has in place. The adoption of FIN 45 did not have an effect on the Company's financial performance or condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", which clarifies the financial reporting guidance associated with the consolidation of another entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not believe that the adoption of FIN 46 will have an effect on the Company's financial performance or condition.

Note 15 - Contingent Liabilities.

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

As of March 31, 2003, we employed 4,140 associates as follows:
Benefits Group	1,658
Technology Solutions Group (formerly eHR)	397
Human Capital Group	180
International	989
Other (including Data Services & Communication)	687
Corporate	229

Total	4,140

Principal Services

We design, develop and implement HR strategies and programs through the following three closely interrelated practice areas:
Benefits Group	Technology Solutions Group	Human Capital Group
Retirement plans, including pension, 401(k) and executive benefits plans	eHRTM, our web-based delivery of HR information and programs	Compensation plans, including executive compensation and stock option programs
Investment consulting services to pension plans	Employee self-service applications and call centers	Strategies to align workforces with business objectives
Healthcare, disability and other group benefit plans	Benefit administration systems and retirement planning tools	Organization effectiveness services
Actuarial services	eHRTM strategy consulting, using best-of-breed research on HR vendors, products and services	Strategies for attracting, retaining and motivating employees
Workforce Planning

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

Watson Wyatt Worldwide Alliance

Recognizing that a global organization is essential to service the needs of our clients, we established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, we made a strategic decision in 1995 to strengthen our European capabilities significantly and extend our global reach by entering into an alliance agreement with R. Watson & Sons (now Watson Wyatt LLP). Since 1995, we have marketed our services globally and seamlessly under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 89 offices in 30 countries and employs approximately 6,240 associates. Watson Wyatt & Company operates 62 offices in 18 countries in North America, Asia-Pacific and Latin America. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland, and also operates two offices engaged in the insurance and financial services business in the United States. The alliance operates 15 offices in 10 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by Watson Wyatt and 75% owned by Watson Wyatt LLP.

Financial Statement Overview

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the third quarter of fiscal year 2003 (March 31, 2003), a Consolidated Balance Sheet as of the end of fiscal year 2002 (June 30, 2002), Consolidated Statements of Operations for the three and nine month periods ended March 31, 2003 and 2002, Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2003 and 2002 and a Consolidated Statement of Changes in Stockholders' Equity for the nine month period ended March 31, 2003.

We operate globally as an alliance with our affiliates. However, the revenues and operating expenses in the Consolidated Statements of Operations reflect solely the results of operations of Watson Wyatt & Company Holdings. Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the "Income from affiliates" line. Our affiliates are Watson Wyatt LLP, Watson Wyatt Holdings (Europe) Limited and, Professional Consultants Insurance Company, Inc. (PCIC), our captive insurance company.

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80% of consolidated revenue. No single client accounted for more than 4% of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for legal, marketing and other services. For the most recent three fiscal years, approximately 60% of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.

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

We have reviewed the accounting estimates used in the preparation of our financial statements and have determined that the following accounting policies are critical to the understanding of the use of estimates in the Company's financial statements:

Revenue Recognition.

We recognize revenue on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. Revenue is recognized on engagements as services are provided. Revenue includes reimbursable expenses billed to clients.

For fixed-fee engagements, we periodically review ongoing engagements in order to assess the accuracy of our estimates-to-complete and revenue recognition, which can be affected by a number of factors including a change in the estimated amount of effort required to complete the project, changes in scope, the staffing on the engagement or client participation. This review requires us to make judgements and estimates regarding the overall profitability and stage of project completion, which, in turn, affects how we recognize revenue. To the extent that our estimates change for a particular engagement, we record the cumulative effect of the change in the period in which it becomes known. The Company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than total estimated direct and indirect costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

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

Discretionary Compensation.

The Company's compensation program includes a discretionary component in the form of an annual bonus that is determined by management and paid once per fiscal year after the Company's annual operating results are finalized. Quarterly, estimated annual pre-bonus profitability is reviewed by the Company and the discretionary annual bonus amount is then estimated by management. After determining the estimated annual bonus amount, the bonus is then allocated to remaining quarterly reporting periods as a constant percentage of estimated pre-bonus income from operations. In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters as a constant percentage of estimated future pre-bonus income from operations. Annual bonus levels may vary from current expectations as a result of changes in the Company's forecast of pre-bonus profitability and competitive employment market conditions.

Income Taxes.

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgement. As a global company with offices in 18 countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions where we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgements regarding the future recoverability of deferred tax assets. Tax costs can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income, revisions to tax positions taken as a result of further analysis and consultation, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense and net income.

Pension Assumptions.

We sponsor both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of our associates. Under our principal plans (U.S., Canada, and Hong Kong), benefits are based on our associates' years of service and compensation during the three highest paid consecutive years of service.

Determination of our obligations and annual expense under the plans are based on a number of assumptions that, given the longevity of the plans, are long-term in their focus. A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation and related expense. For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy. Any difference between actual and assumed results is amortized into our pension expense over the average remaining service period of participating employees, which is approximately 11 years. We consider several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, historical trends, portfolio composition and peer comparisons. We will evaluate these factors for the next valuation period at June 30, 2003, which will determine our fiscal year 2004 pension expense. In light of current economic forecasts, we anticipate that both the discount rate and the expected long-term rate of return on assets will decrease for purposes of the upcoming valuation.

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

Incurred But Not Reported Claims.

The Company uses actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims and engaged an external actuarial firm to assist in the calculation of these estimates. Our estimated IBNR liability is based on long term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Management does not currently expect significant fluctuations in the IBNR liability, based on the actuarial methodology utilized to calculate the liability. However, our estimated IBNR liability will fluctuate if claims experience changes over time.

Results of Operations.

The table below sets forth Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	56.7	58.4	56.4	57.1
Professional and subcontracted services	6.5	6.3	6.7	6.8
Occupancy, communications and other	15.4	15.1	14.9	15.4
General and administrative expenses	7.7	7.8	8.1	7.8
Depreciation and amortization	2.7	2.7	2.9	2.9

	89.0	90.3	89.0	90.0

Income from operations	11.0	9.7	11.0	10.0

Interest income, net	0.1	0.2	0.1	0.2
Other non-operating income	--	--	0.1	0.2
Income from affiliates	0.8	0.4	0.8	0.6

Income from continuing operations before income taxes	11.9	10.3	12.0	11.0

Provision for income taxes	4.9	4.1	4.9	4.4

Income from continuing operations	7.0%	6.2%	7.1%	6.6%

Three and Nine Months Ended March 31, 2003 Compared to the Three and Nine Months Ended March 31, 2002

Revenue.

Revenue from operations for the third quarter of fiscal year 2003 was $177.6 million, compared to $180.4 million for the third quarter of fiscal year 2002, a decrease of $2.8 million, or 2%. The revenue decrease was comprised of a $3.2 million, or 13% decrease in our Technology Solutions Group, a $2.1 million, or 17% decrease in Other practice areas in North America, a $0.4 million decrease in our Benefits Group and a $0.3 million, or 2% decrease in our Human Capital Group, partially offset by a $1.7 million, or 10% increase in International and a $0.6 million increase in reimbursable expenses billed to clients.

Revenue from operations was $531.2 million for the first nine months of fiscal year 2003, compared to $527.7 million for the first nine months of fiscal year 2002, an increase of $3.5 million, or 1%. This revenue increase was comprised of an $8.4 million, or 3% increase in our Benefits Group, a $5.2 million, or 10% increase in International and a $3.4 million increase in reimbursable expenses billed to clients, partially offset by a $6.8 million, or 16% decrease in Other practice areas in North America, a $5.8 million, or 7% decrease in our Technology Solutions Group and a $1.2 million, or 3% decrease in our Human Capital Group.

Our Benefits Group experienced reduced revenues for the quarter due to emerging price pressures in our US Central marketplace, while the decrease for our Technology Solutions Group reflected continued weak spending by clients due to the challenging economic environment. These decreases were offset by increases in our International segment, which were due in part to strengthening currencies.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the third quarter of fiscal year 2003 were $100.6 million, compared to $105.4 million for the third quarter of fiscal year 2002, a decrease of $4.8 million, or 5%. The decrease was due to a $5.1 million lower accrual for discretionary compensation and a $1.1 million decrease in base salaries as a result of headcount reductions and attrition in North America, net of modest annual salary increases, partially offset by a $2.1 million increase in pension costs. As a percentage of revenue, salaries and employee benefits decreased from 58.4% to 56.7%, reflecting decreasing costs compared to consistent revenues.

Salaries and employee benefit expenses for the first nine months of fiscal year 2003 were $299.9 million, compared to $300.6 million for the first nine months of fiscal year 2002, a decrease of $0.7 million. Salaries and employee benefit expenses for the first nine months of fiscal year 2003 include severance charges of $1.8 million related to the Company's targeted job reductions, mainly in our Human Capital and Technology Solutions Groups, all of which has been paid to associates under severance agreements. The decrease, exclusive of this charge, was due to a $4.1 million decrease in the accrual for discretionary compensation and a $4.0 million decrease in base salaries as a result of headcount reductions and attrition in North America, net of modest annual salary increases, partially offset by a $5.7 million increase in pension costs. As a percentage of revenue, salaries and employee benefits decreased from 57.1% to 56.4%. Excluding severance costs, salaries and employee benefit expenses would have been 56.1% of revenue for the first nine months of fiscal year 2003.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the third quarter of fiscal year 2003 were $11.6 million, compared to $11.3 million for the third quarter of fiscal year 2002, an increase of $0.3 million, or 3%. As a percentage of revenue, professional and subcontracted services increased from 6.3% to 6.5%.

Professional and subcontracted services were $35.4 million for the first nine months of fiscal year 2003, compared to $35.8 million for the first nine months of fiscal year 2002, a decrease of $0.4 million, or 1%. As a percentage of revenue, professional and subcontracted services decreased from 6.8% to 6.7%. Professional and subcontracted services for the first nine months of fiscal year 2003 include severance charges of $0.2 million related to the Company's targeted job reductions mentioned above, all of which have been paid as of March 31, 2003.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the third quarter of fiscal year 2003 were $27.3 million, unchanged from the prior year. As a percentage of revenue, occupancy, communications and other increased from 15.1% to 15.4%.

Occupancy, communications and other expenses were $79.4 million for the first nine months of fiscal year 2003, compared to $81.5 million for the first nine months of fiscal year 2002, a decrease of $2.1 million, or 3%. The company implemented successful cost containment strategies during the second quarter of fiscal year 2002 which have continued through the current period, resulting in lower travel, general office and telephone expenses for the year. As a percentage of revenue, occupancy, communications and other decreased from 15.4% to 14.9% for the first nine months of fiscal year 2003.

General and Administrative Expenses.

General and administrative expenses for the third quarter of fiscal year 2003 were $13.7 million, compared to $14.0 million for the third quarter of fiscal year 2002, a decrease of $0.3 million, or 2%. The decrease is mainly due to the timing of promotional expenses, which accounted for $0.8 million, partially offset by higher insurance expenses of $0.4 million. As a percentage of revenue, general and administrative expenses decreased from 7.8% to 7.7%.

General and administrative expenses for the first nine months of fiscal year 2003 were $42.9 million, compared to $41.3 million for the first nine months of fiscal year 2002, an increase of $1.6 million, or 4%. The increase is mainly due to higher insurance expenses and higher promotional and general office expenses of $0.7 million. As a percentage of revenue, general and administrative expenses increased from 7.8% to 8.1%.

Depreciation and Amortization.

Depreciation and amortization for the third quarter of fiscal year 2003 was $4.9 million, unchanged from the prior year. As a percentage of revenue, depreciation and amortization remained at 2.7%.

Depreciation and amortization for the first nine months of fiscal year 2003 was $15.2 million, compared to $15.6 million for the first nine months of fiscal year 2002, a decrease of $0.4 million, or 3%. As a percentage of revenue, depreciation and amortization remained at 2.9%. The decrease in both the three and nine month periods was due to lower purchases of capital assets during the first nine months of fiscal year 2003.

Interest Income, Net.

Interest income, net for the third quarter of fiscal year 2003 was $0.1 million, compared to $0.3 million in the prior fiscal year. Interest income, net for the first nine months of fiscal year 2003 was $0.6 million, compared to $1.0 million for the first nine months of fiscal year 2002, a decrease of $0.4 million, or 40%. The decreases were attributable to lower interest rates earned on our cash and cash equivalents.

Other Non-Operating Income.

During the first nine months of fiscal year 2003 and fiscal year 2002, the Company received cash payments of $0.5 million and $1.0 million, respectively, in connection with the sale of our U.S. based public retirement business. See Note 5 of the Notes to the Consolidated Financial Statements for more information about this transaction.

Income From Affiliates.

Income from affiliates for the third quarter of fiscal year 2003 was $1.3 million, compared to $0.8 million for the third quarter of fiscal year 2002, an increase of $0.5 million, or 63%. Income from affiliates for the first nine months of fiscal year 2003 was $4.2 million, compared to $2.9 million for the first nine months of fiscal year 2002, an increase of $1.3 million, or 45%. The increase for both the three and nine month periods was due to improved operations of our affiliated captive insurance company, Professional Consultants Insurance Company (PCIC).

Provision for Income Taxes.

Provision for income taxes for the first nine months of fiscal year 2003 was $26.0 million, compared to $23.1 million for the first nine months of fiscal year 2002. Our effective tax rate was 41.0% for the first nine months of fiscal year 2003, compared to 40.0% for the first nine months of fiscal year 2002. The change in rate was due to an increase in the effective rate on foreign and state income. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the third quarter of fiscal year 2003 was $12.4 million, compared to $11.1 million for the third quarter of fiscal year 2002, an increase of $1.3 million, or 12%. As a percentage of revenue, income from continuing operations increased from 6.2% to 7.0%.

Income from continuing operations for the first nine months of fiscal year 2003 was $37.6 million, compared to $34.7 million for the first nine months of fiscal year 2002, an increase of $2.9 million, or 8%. As a percentage of revenue, income from continuing operations increased from 6.6% to 7.1%.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the third quarter of fiscal year 2003 was $0.37, compared to $0.33 for the third quarter of fiscal year 2002. Diluted earnings per share, income from continuing operations for the first nine months of fiscal year 2003 was $1.13, compared to $1.04 for the first nine months of fiscal year 2002.

Discontinued Operations.

During the third quarter of fiscal year 2003, the Company reduced the amount of its accrual for losses from the exit from Wellspring, the Company's benefits administration outsourcing business by $11.4 million, net of associated tax expense of $4.7 million. See Note 8 of the Notes to the Consolidated Financial Statements for more information related to Wellspring and the reduction of the provision.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2003 totaled $119.8 million, compared to $96.0 million at June 30, 2002, representing an increase of $23.8 million through the third quarter of fiscal year 2003. During the first nine months of fiscal year 2003, we paid $45.2 million in previously accrued discretionary compensation, paid $26.1 million in corporate taxes and contributed $12.0 million to our U.S. defined benefit pension plan. These outflows of cash were offset by positive cash flow from consulting operations.

Our non U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs. At March 31, 2003, $25.8 million of the total cash balance of $119.8 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash From Operating Activities.

Cash from operating activities for the first nine months of fiscal year 2003 was $43.5 million, compared to cash from operating activities of $11.8 million for the first nine months of fiscal year 2002. The variance is mainly due to a smaller fiscal year-end bonus payment, net of accruals of $8.0 million compared to the prior year, improved collections on receivables of $10.5 million, lower payments to retirees of $10.3 million and the timing of annual payments of insurance premiums, which contributed $5.8 million to the increase in cash from operations, partially offset by the $12.0 million contribution the Company made to the U.S. defined benefit pension plan during the second quarter of fiscal year 2003, net of expense accruals. The allowance for doubtful accounts increased $0.2 million and the allowance for work in process increased $0.1 million from June 30, 2002 to March 31, 2003. The number of days of accounts receivable and work in process outstanding was 76 at March 31, 2003, down from 84 at March 31, 2002.

Cash Used in Investing Activities.

Cash used in investing activities for the first nine months of fiscal year 2003 was $14.8 million, compared to $24.0 million for the first nine months of fiscal year 2002. The decrease can be primarily attributed to lower purchases of capital assets of $8.7 million and lower acquisition related payments of $3.1 million.

Cash Used in Financing Activities.

Cash used in financing activities for the first nine months of fiscal year 2003 consisted primarily of payments of $11.4 million for the repurchase of 546,066 shares of common stock, including $2.0 million from associates during the first quarter of fiscal year 2003, net of $4.8 million representing 291,653 shares that the Company re-issued under the Employee Stock Purchase Plan.

Capital Commitments

Expenditures of capital funds were $16.1 million for the first nine months of fiscal year 2003. Anticipated commitments of capital funds are estimated at $8.2 million for the remainder of fiscal year 2003, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.

We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Future expected payments are as follows (in thousands):
Fiscal Year	Remaining Lease Commitments

2003	$9,733
2004	35,207
2005	32,374
2006	29,520
2007	26,271
2008	24,891
Thereafter	68,484

$226,480

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future expenses will be mainly market driven.

Guarantees

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. At March 31, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $26.1 million, excluding anticipated sublease income. See Note 8 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the Company agreed to guarantee Watson Wyatt LLP's performance under a lease for office space in London that expires in 2015. Payments by Watson Wyatt LLP under the lease total £ 1.4 million (or approximately $2.2 million per year). We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009. If Watson Wyatt LLP exercises this option, the Company would attempt to sublease the space at the then-current market rates.

Additionally, the Company guarantees a credit facility which provides loans to associates for stock purchased under our former Stock Purchase Program. This stock purchase program was discontinued in conjunction with our initial public offering in October 2000. As a result, amounts guaranteed under the facility permanently decrease as the loans are repaid. The maximum available borrowings and aggregate outstanding balances under this facility were $1.1 million at March 31, 2003 and $2.9 million at June 30, 2002. A total of 1,070,000 and 2,731,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at March 31, 2003, and June 30, 2002, respectively.

Credit Agreement

The Company entered into a new credit agreement with a syndicate of banks effective June 25, 2002. As a result of this agreement, we have a $100.0 million revolving credit facility at an interest rate that varies with LIBOR and/or the Prime Rate, and is based on our leverage ratio, as defined by the agreement. We are charged a quarterly commitment fee, currently 0.25% of the facility, that varies with our financial leverage and is calculated on the unused portion of the credit facility. No amounts were outstanding under the Company's revolving credit facility as of March 31, 2003 or June 30, 2002. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries. At March 31, 2003, we were in compliance with all covenants under the credit facility. A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $5.8 million of the facility is currently unavailable for operating needs. We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio. The credit facility is scheduled to expire on June 25, 2005.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, as well as claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims. Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms. The first $5 million of coverage has a premium structure which provides for recovering from the firm defending the claim approximately 75% of any loss up to $5 million. This recovery occurs through increased insurance premiums over the following five years. The remaining 25% of any loss up to $5 million is a risk borne by the captive insurance company, which carries reinsurance in the commercial markets for losses above $5 million. The Company has provided for the self-insured retention and for the prospective premium increases where specific estimated losses for known claims in excess of $1 million are considered probable and reasonably estimable.

Although the Company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts. Generally accepted accounting principles require that we record a liability for Incurred But Not Reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage. The Company uses actuarial assumptions to estimate and record its IBNR liability and has a $12.5 million IBNR liability recorded as of March 31, 2003.

In light of increasing worldwide litigation, including litigation against professionals, the Company has been implementing a requirement that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements. Over 90% of the Company's U.S. corporate clients have signed engagement letters including mitigation clauses, and initiatives to complete that process in the U.S. and elsewhere are underway. The Company is taking actions to disengage from certain client relationships where satisfactory engagement terms cannot be achieved.

Current insurance market conditions include increases in premium cost, higher insurance attachment points and reductions in aggregate excess coverages, trends which are anticipated to continue and which we expect to be reflected in our future annual insurance renewals. In anticipation of the possibility of future reductions in risk transfer from PCIC to reinsurers, as well as the trend toward a generally hardening insurance market, the firms which own PCIC, including the Company, have been increasing PCIC's capital in fiscal 2002 and 2003.

Disclaimer Regarding Forward-Looking Statements

This filing contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 7 on pages 9 and 10; Note 13 on pages 13 and 14; Note 14 on page 14 and 15; Note 15 on page 15; Critical Accounting Policies and Estimates on pages 18, 19 and 20; Capital Commitments on page 24; and Part II, Item 1 "Legal Proceedings" on page 27. In some cases, you can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue," or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to, our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which was filed with the SEC on September 25, 2002 and may be accessed via EDGAR on the SEC's web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures for the quarter ended March 31, 2003 within 90 days of the filing of this Quarterly Report on Form 10-Q and have concluded that such controls have been effectively designed to ensure that information required to be disclosed has been accumulated and communicated as appropriate to allow timely decisions regarding such disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to this review. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

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

Toussaint, et al. v. James, et al. Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit in December 2001 in the U.S. District Court for the Southern District of New York against the former union leaders and Watson Wyatt alleging damages suffered in reliance on our actuarial work and breaches of fiduciary duties owed by the former union leaders. The former union leaders also have raised a malpractice claim against its former law firm. The claim against Watson Wyatt is allegedly in the $4 million range. Mediation will continue if the claims are not resolved by motions pending before the court.

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR). Watson Wyatt and five other service providers of NJCAR, an insolvent group health insurance provider, are defending claims brought in April 2002 by NJCAR's receiver and its former trustees in the U.S. District Court for the District of New Jersey alleging that losses resulting from the insolvency are partly attributable to its former service providers. The court-mandated mediation process is continuing. The amount of alleged damages against all the defendants is unclear, but appears to be in the $20 million range in the aggregate against all defendants.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

In addition to the transfer restriction periods described above, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors. As a result of these agreements, 4,193,475 Class A shares are currently restricted, of which 2,096,747 will become freely transferable in October 2003 and 2,096,728 will become freely transferable in October 2004.

Other Conversions

In August 2002, the Board authorized the conversion of 123,015 Class B-2 shares for repurchase by the Company from shareholders in September 2002 at the then prevailing market price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
a.	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings[1]
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings[2]
4	Form of Certificate Representing Common Stock[1]
10.1	Amended Credit Agreement Among Bank of America, N.A. and Others dated June 25, 2002[3]
10.2	Consent of Bank of America, N.A. [4]
10.3	Agreement with David B. Friend, M.D. dated October 22, 1999[1]
10.4	Senior Officer Deferred Compensation Plan[4]
10.5	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares[5]
99.1	Certification Pursuant to Title 18, U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b.

Reports on Form 8-K

(i) On May 7, 2003, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our third quarter fiscal year 2003 earnings.

(ii) On March 18, 2003, the Company filed a Current Report on Form 8-K, which reported that David B. Friend, M.D., a Vice President and Division Manager of the Company has adopted a written 10b5-1 Sales Plan pursuant to Securities and Exchange Commission Rule 10b5-1.

__________________________

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

Watson Wyatt & Company Holdings
(Registrant)
/S/ John J. Haley		May 9, 2003
Name:	John J. Haley	Date
Title:	President and Chief
Executive Officer

/S/ Carl D. Mautz		May 9, 2003
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief
Financial Officer

/S/ Peter L. Childs		May 9, 2003
Name:	Peter L. Childs	Date
Title:	Controller

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

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Watson Wyatt & Company Holdings as of, and for, the periods presented in this quarterly report;

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

Date: May 9, 2003
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

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Watson Wyatt & Company Holdings as of, and for, the periods presented in this quarterly report;

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

Date: May 9, 2003

/S/ Carl D. Mautz
Carl D. Mautz
Vice President and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Watson Wyatt & Company Holdings (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

    the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

    the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 9, 2003

/S/ John J. Haley
John J. Haley
President and Chief Executive Officer

/S/ Carl D. Mautz
Carl D. Mautz
Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Watson Wyatt & Company Holdings and will be retained by Watson Wyatt & Company Holdings and furnished to the Securities and Exchange Commission or its staff upon request.