Form 10-K
period 2003-06-30
WATSON WYATT & CO HOLDINGS
filed 2003-09-23
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-16159

WATSON WYATT & COMPANY HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware	52-2211537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 H STREET NW Washington, D.C. 20006-3900
(Address of principal executive offices, including zip code)

(202) 715-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value (32,830,219 shares outstanding as of August 31, 2003)	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	☒	No	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☒	No	☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $713,775,775 as of December 31, 2002.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 17, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries (collectively referred to as “we”, “Watson Wyatt” or the “Company”), is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through more than 4,100 associates in 61 offices located in 18 countries.

As leading economies worldwide become more services oriented, human capital has become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits and rising employee-related costs have increased the importance of effective human capital management. We help our clients address these issues by combining our expertise in human capital management with consulting and technology, to improve the design and implementation of various human resources, or HR, programs, including compensation, retirement and health care plans.

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group

•      Retirement plans, including pension, 401(k) and executive benefits plans

•      Investment consulting services to pension plans

•      Health care, disability and other group benefit plans

•      Global compensation, benefits, expatriate and HR practice strategy, implementation and administration

•      Actuarial services

•      Strategic workforce planning

Technology Solutions Group

•      Web-based applications for health and welfare, pension and compensation administration

•      Call center strategy, design and tools

•      Strategic, research-based HR technology and service delivery consulting

•      Targeted online compensation and benefits statements, content management and call center case management solutions

Human Capital Group

•      Compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs

•      Strategies to align workforce performance with business objectives

•      Organizational effectiveness consulting, including talent management, through organization and employee research

•      Strategies for attracting, retaining and motivating employees

•      Performance management

Our clients include many of the world’s largest corporations as well as emerging growth companies, public institutions and nonprofit organizations.

Competitive Advantage

We believe that our competitive advantages include our strong client relationships, our thought leadership and our experienced management team.

We have long-lasting relationships with our clients, many of which have been our clients for decades, for whom our services have grown over time.  Expanding our relationships with existing clients and identifying new prospects are key to our growth strategy.

We also believe that we are at the forefront of many issues affecting human capital through our research, surveys and participation in policy-making.  Our thought leaders are often called upon by the media and government to express opinions on issues affecting health care benefits, retirement plan design and executive compensation.

Our senior management team is strong, with an average tenure of 14 years with the Company and a reputation for transparency and accountability.  We consider this group to be a major asset to the Company.

Corporate Information

Including predecessors, we have been in business since 1946.  The Wyatt Company was incorporated in Delaware on February 17, 1958.  We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance in 1995.  Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000, and conducts business through its principal operating subsidiary, Watson Wyatt & Company.

Watson Wyatt Worldwide Alliance

Recognizing our clients’ need for consulting services worldwide, in the late 1970s we established operations throughout Europe by acquiring local firms and opening new offices.  In 1995, in response to the rapidly increasing globalization of the world economy, we made a strategic decision to strengthen our European capabilities significantly and extend our global reach. We entered into an alliance with R. Watson & Sons (which subsequently became Watson Wyatt Partners, now Watson Wyatt LLP), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership founded in 1878. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals with Watson Wyatt LLP.

The Watson Wyatt Worldwide alliance maintains 88 offices in 30 countries and employs more than 6,200 associates. Watson Wyatt & Company Holdings operates 61 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland, and also operates 2 offices engaged in the insurance and financial services business in the United States. The alliance operates 15 offices in 10 continental European countries, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Watson Wyatt & Company owns 25 percent of the holding company; Watson Wyatt LLP owns 75 percent.

Human Resources Consulting Industry

The growing demand for employee benefits and human capital consulting services is directly related to the increasing size and complexity of today’s human resources programs and the societal forces that are stimulating their rapid change.  In the United States alone, employers spend more than $6 trillion annually in direct costs of human capital programs, such as compensation and benefits.  In 2002, U.S. employers contributed nearly $190 billion to pension and profit-sharing plans, and more than $325 billion to group health insurance programs, while the assets of U.S. employer-sponsored retirement plans approximated $8 trillion.

Employers, regardless of geography or industry, are facing unprecedented challenges involving the management of their people. Changing technology, difficult economic times, critical skill shortages and an aging population in many developed countries have increased competition for talented employees.  At the same time, employees’ expectations relating to compensation, benefits and other HR services are growing.  To remain competitive, employers must address these challenges effectively.

Consulting Services

Our North American operations include three principal practice groups: Benefits, Technology Solutions and Human Capital.  Outside North America, our operations are organized and managed on a geographic basis.  The percentage of revenues generated in the various groups is as follows:

	2003	2002	2001
Benefits Group	61%	59%	57%
Technology Solutions Group	14	16	14
Human Capital Group	7	7	8
International	11	10	11
Other (including Data Services and Communication)	7	8	10
Total	100%	100%	100%

For more information about industry segments, see Note 13 of Notes to the Consolidated Financial Statements, included in Item 15 of this report.

Benefits Group

Our Benefits Group – with 1,665 associates – consists primarily of consulting practices in retirement, group and health care, and pension investment management.  It is our largest and most established practice, with a franchise dating to 1946.  This group works with clients to create cost-effective retirement and health care benefits programs that help attract, retain and motivate a talented workforce.  We strive to provide tailored benefits programs for our clients, and we base our recommendations on extensive research.  Our Benefits Group accounted for approximately 61 percent of our total segment revenues for the fiscal year ended June 30, 2003.

Retirement Consulting

We are one of the world’s largest advisers on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution retirement plans. Our consultants work with clients to assess the impact that changing workforce demographics will have on their retirement plans, corporate cash flow requirements and retiree benefits adequacy and security.

In North America, and increasingly throughout much of the developed world, organizations provide employees with retirement security through funded pension plans, most of which are either defined benefit or defined contribution plans.  A typical defined benefit plan is characterized by employer contributions and a specified future benefit to the employee.  Such plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. These plans are commonly referred to as pension plans. A typical defined contribution retirement plan is characterized by employee contributions, possible employer matching contributions and an unspecified future benefit – based on investment returns – paid to the employee.  In the United States, the most common example of a defined contribution plan is a 401(k) plan.

On August 30, 2001, we formed an alliance with Gabriel, Roeder, Smith & Company (GRS), an actuarial and benefits consulting firm that specializes in public sector employee benefit programs, under which we will mutually refer future business opportunities and explore joint consulting assignments.  In addition, we sold GRS our U.S.-based public sector retirement practice.  Our relationship with GRS has been strong, and we continue to work together to service a number of clients.

Our target market for retirement consulting is companies with large defined benefit plans, such as the Fortune 1000, Pensions & Investments 1000 (P&I 1000), and other similarly-sized plans and plan sponsors. Our consultants provide actuarial services and are the named actuaries to many of the world’s largest retirement plans, including four of the five largest corporate-sponsored defined benefit plans in the United States.  The market for actuarial consulting for these large companies is fragmented, and no single consulting firm significantly dominates this target market.  The Watson Wyatt / GRS Alliance has the leading retirement consulting/actuarial market share in the United States among the combined list of the P&I 1000 and the Fortune 1000.  We are the only major firm in the defined benefit market to have significantly, organically grown our market share in our target market over the past five years.  Additionally, our corporate client retention rate within this group has remained very high, averaging over 98 percent.

Our defined benefit services include:

•                  Strategic plan design

•                  Actuarial services

•                  Funding recommendations

•                  Multinational asset pooling consulting

•                  Financial reporting

•                  Valuation and diagnostic software and systems

•                  Assistance with changes relating to mergers, acquisitions and divestitures

•                  Compliance consulting

•                  Administrative services

We also help companies design and implement defined contribution plans, particularly 401(k) plans in the United States.

In both the defined benefit and defined contribution areas, we emphasize research-based consulting to design retirement programs that align our clients’ workforces with their business strategies. Our products and services include:

•                  Pension Equity Plan – an alternative retirement plan that combines the lump-sum portability of defined contribution and cash balance plans desired by younger workers with a benefits formula based on the final few years of earnings, yet provides the benefits security typical of a traditional defined benefit plan that older and long-service employees seek

•                  Flex Pension PlusTM – for Canadian organizations, a tax-effective, supplemental retirement plan for attracting and retaining key employees

•                  PensionPathTM  – in partnership with our Technology Solutions Group, we deliver this full-featured, web-based solution designed to meet the pension administration needs of companies of all sizes

•                  PREpare!® – a web-based tool that enables employees to model different savings and retirement income scenarios

•                  Watson Wyatt 401(k) Value Index® – a tool that looks beyond cost to identify the total value that employers and their employees derive from 401(k) plans

•                  Phased Retirement Programs – a combination of programs that help clients attract and retain older workers by enabling them to balance work/life needs through a gradual transition to retirement

•                  FASTool – an interactive tool that allows the immediate comparison of balance sheet information and assumptions related to pension and retiree medical plans for large publicly-traded companies

To support our retirement consulting services, we invest heavily in the latest technology to ensure the consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases, Watson Wyatt COMPARISONTM and BenTrackTM, that enable our clients to track and benchmark benefit plan provisions in the United States and throughout the world.

Group and Health Care Consulting

Employers look to provide health and welfare benefits that will help them to attract and retain qualified workers and to enhance the productivity of their workforce.  Given increasing health care costs, declining employee satisfaction and the increased administrative burden for U.S. companies, this challenge has never been greater.  Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and declining health status.  In the United States, these underlying forces are creating pressure for new approaches to providing health care benefits for workers and retirees – approaches that engage patients as consumers of health care and not just passive recipients.  These methods empower employees to participate more actively in the health care buying decision by putting workers in charge of spending their own health care dollars and by providing them with the tools and information necessary to more directly manage their health care choices.

Clients ask us to help them with the design, financing, administration, communication and management of their health and welfare benefit plans, to effectively manage their labor costs and maximize productivity.

Our services include:

•            Strategic plan design of health and welfare, paid time off and flexible benefit plans

•            Actuarial services

•            Health management

•            eHealth strategy and implementation

•            Total absence management

•            Vendor selection and ongoing management services

•            Measurement of program effectiveness

•            Assistance with plan changes relating to mergers, acquisitions and divestitures

Our approach to group benefits consulting is data-driven, research-based and makes use of sophisticated consulting tools, including:

•                  BenefitConnectTM – a customizable, web-based application that combines self-service employee tools with administrative and call center components to facilitate the administration and management of health and welfare benefits

•                  PreViewTM – a medical benefits cost modeling system that accurately and quickly models medical claims under alternative plan designs, covered populations and managed care delivery systems

•                  ConsumerHealthView – a cost modeling system that assesses the short-term and long-term financial impact of consumer-driven health plans

•                  Health Plan Value LibraryTM – a database of information on the cost, quality and accessibility of health plans, used to screen and evaluate health plans

•                  Avoidable Claims Analysis – a data analysis system that identifies opportunities for the reduction of medical claims through health management programs

Investment Consulting

Pension plan sponsors face unprecedented challenges in today’s market environment.  Through our registered investment advisor subsidiary, we offer investment consulting services that help clients throughout the world maximize the return on their retirement plan assets, develop governance policies and strategies, and design investment structures to successfully manage financial liabilities within the context of their overall business objectives.

Our services include:

•                  Asset/liability modeling and asset allocation studies

•                  Governance and investment policy development

•                  Investment policy implementation

•                  Investment structure analysis

•                  Investment manager selection and evaluation

•                  Performance evaluation and monitoring

We offer the following integrated services for plan sponsors:

•                  Watson Wyatt Pension Risk Management™ – an integrated methodology for determining the appropriate amount of investment risk for a plan and allocating that risk across all investment decisions

•                  Watson Wyatt Advanced Investment Solutions® – fiduciary outsourcing for defined benefit plans.  We work with the plan sponsor to develop an investment policy and directly manage the implementation of that policy

Technology Solutions Group

Our Technology Solutions Group of 390 associates helps clients identify, select and implement best-fit HR and benefits technologies in a market increasingly defined by three key dynamics: enterprise resource planning systems (ERPs), total benefits outsourcing (TBO) and point solutions.

Nearly every Fortune 1000 corporation in North America has an ERP solution in place, most commonly for HR information systems. ERP vendors are aggressively expanding into broader HR services, including benefits or compensation administration, looking for increased revenues through upgrades and additional services offerings.  TBO providers are also expanding their service lines across additional HR domains and promoting a “one-stop-shop” method to benefits administration. Watson Wyatt’s technology business strategy is centered on the belief that point solutions – targeted, best-in-class applications – are the preferred, more balanced approach to benefits administration. These solutions offer employers lower cost, greater flexibility and more comprehensive options than stand-alone ERPs or total outsourcing systems.

While Watson Wyatt has long provided benefits administration solutions to our clients, we recently launched new offerings in our core areas, including:

•                  PensionPath™ – This web-based solution is designed to meet the pension administration needs of companies of all sizes. The offering includes case management and administration tools to manage the entire life cycle of pension administration, from new hire to retirement, and employee self-service tools that enhance workers’ understanding of their retirement benefits’ future value.

PensionPath can be customized on both the front- and back-end to match the client’s brand and specific service needs, while allowing employees to easily obtain pension estimates. Much more than the typical pension calculator, PensionPath brings an extensive array of system-level tools into the hands of benefits staff, including event processing and administration, ad hoc and standard reporting, full calculations, history tracking and multi-user capabilities.

•                  BenefitConnect™ – A web-based solution combining self-service tools that educate and engage employees with administrative and call center components to reduce the burden of health and welfare plan administration for employers.  This tool provides employers greater flexibility and control over the cost of their health and welfare plan enrollment and administration.

BenefitConnect serves the entire spectrum of potential users, including employees, plan administrators, customer representatives, HR and benefit managers, vendors and carriers. It can be configured and branded to meet companies’ unique requirements and plan and vendor formats. BenefitConnect’s full functionality helps users manage benefits data, make eligibility calculations, facilitate annual and ongoing plan enrollment, integrate with payroll solutions and carriers to process participant elections, and manage and track employee calls, transactions and cases. It also allows companies to create or leverage their internal call center with a powerful suite of web-based call center tools.

Other targeted point solutions include:

•                  Reward® – a suite of compensation management applications that automates all aspects of pay delivery – including market pricing, compensation design and analysis and manager self-service – for compensation planning

•                  eStatements – integrated, web-based applications that provide employees with a personalized view of their compensation and benefit programs, costs and account balances

•                  HR Content Management System – a web-based tool that helps users manage the content creation, contribution and updating of HR and benefits information to increase accuracy and control

•                  Watson Wyatt’s shared service center solution – a web-based case management tool to support call centers

We also provide clients with strategic, research-based HR technology and service delivery consulting, while working with them to align their HR strategy with their business goals and to use HR technology to improve customer satisfaction and sustainable return on investment (ROI). Our services in this area include vendor assessments and selection and service delivery model development, including shared services strategy and design.

Our approach establishes the foundation for employee relationship management, allowing our clients to connect their people and processes to their business strategy to improve performance.  Our Technology Solutions Group represented approximately 14 percent of our total segment revenues for the fiscal year ending June 30, 2003.

Human Capital Group

Our Human Capital Group of 180 associates helps clients achieve competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees to maximize the return on their investment in human capital. Our Human Capital Group represented approximately 7 percent of our total segment revenues for the fiscal year ended June 30, 2003.

Our Human Capital Group focuses in three principal areas: executive compensation, Strategic Rewards® and organization effectiveness.

Executive Compensation

We advise executives and boards of directors on executive pay programs, including cash compensation, stock options and stock purchase plans, and on ways to align pay-for-performance plans throughout the organization to increase stockholder value.

Strategic Rewards®

We help align an organization’s rewards – including compensation, stock programs, incentives, recognition programs and flexible work arrangements – with its business strategies, cultural values, work design and human resources strategy.  Our Human Capital Group and Benefits Group work together to develop optimal total compensation programs for our clients.

Organization Effectiveness

We help clients to clarify and implement business strategy, recognizing the impact of employee attitudes, commitment and effective team and leadership development on business success. We provide a wide array of services centered on organization assessment, including organization measurement and surveys. In the area of talent management, we provide tools and methodologies for talent selection and development, succession planning and performance management. We also provide consulting regarding organization design and the organization and development of the HR function.

We have created the Watson Wyatt Human Capital Index®, a proprietary tool for demonstrating the relationship between the effectiveness of an organization’s human capital practices and the creation of superior stockholder returns.

Our WorkUSA®/WorkCanadaTM database includes the opinions of 10,000 North American employees surveyed independently, reflecting a large cross-section of jobs and industry types. Our clients compare their own employee survey results against these norms to identify workplace perceptions and satisfaction and commitment levels.

International Operations

We manage our operations outside North America geographically.  These operations include 25 offices in Asia-Pacific and Latin America, employing 990 associates, which generally provide our full array of services. This segment represented approximately 11 percent of our total segment revenues for the fiscal year ended June 30, 2003.

We established our presence in Asia-Pacific in 1979 with offices in Hong Kong and Malaysia and grew substantially throughout the 1980s and 1990s by establishing new offices and acquiring existing firms.  We have been successful in growing high-end human capital consulting services, helping our clients with the people and cultural issues that are necessary to grow their businesses.  These services have become increasingly important since the 1997/1998 economic crisis.

We are also widely recognized as the leader in providing compensation and benefits surveys in the region, with more than 50 different survey products. Our retirement consulting services continue to grow in the region, and we provide investment consulting services to some of the largest pension plans in Japan and Hong Kong. We were named HR Consultancy of the Year in Hong Kong by China Staff magazine for the past five years in a row. In addition to our human capital and benefits consulting services, we also market technology solutions to clients in the region.

Our Latin American presence began in the early 1980s in Mexico and grew to include such major markets as Brazil in the 1990s. With deregulation, privatization and the influx of multinationals, we believe there are significant opportunities for growth in the region, both in the benefits area – where most of our services are concentrated currently – and in the human capital consulting area.

Other Services

Communication Consulting

Our Communication Consulting Practice has won numerous awards for innovative and effective communication programs. Our consultants combine strong creative skills with technical excellence on human resources issues and solid research on employee attitudes and communication effectiveness. We conduct communication audits, research and focus groups and provide communication planning and implementation.  In addition, our consultants help employers to comply with disclosure requirements.

Among various communication issues, we help clients develop and implement communication strategies for:

•                  ROI of communication programs

•                  Change management

•                  Benefits

•                  Electronic delivery of information to employees

•                  Building employee trust

Watson Wyatt Data Services

Watson Wyatt Data Services provides a comprehensive array of global compensation, benefits and employment practices information that is often studied and cited by many of our clients and competitors. In the United States, we publish and market an extensive library of reports on human resources issues, and more than 8,500 organizations participate in one or more of our annual surveys. Our databases contain compensation information for U.S. companies that employ over 17 million workers.  Detailed compensation and benefits data is maintained for 2.7 million workers in virtually every industry sector and major metropolitan area.  Outside of the United States, our worldwide alliance offers more than 70 remuneration, benefits and employment practice reference guides, covering more than 60 countries and 6 continents. In addition to our annual survey reports, we also offer many reference works intended to help practitioners create or maintain programs in a variety of subject areas, including variable pay, performance management and personnel policies.

Integrated Service Approach

While we focus our consulting services in the principal areas described above, we draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. An example is our Total Rewards approach, which encompasses compensation, benefits, career growth and company culture. We help clients determine the correct mix of reward programs to attract and retain the right employees and to motivate them to produce desired results.  We also assemble cross-practice teams to help clients through mergers and acquisitions.

Sales and Marketing

Our growth strategy is based on a commitment to ensuring client satisfaction through our account management program.  Our approximately 100 account managers focus on effectively delivering services to clients and on expanding our relationships across service lines, geographic boundaries and divisions within client companies.  A key element of this program is an approach we call ClientFirstTM. Using proprietary processes and tools, we work with clients to define their needs and expectations before an engagement begins and then continually measure our performance according to agreed-upon standards.

We pursue new clients using cross-disciplinary teams of consultants, as well as dedicated business developers who initiate relationships with carefully selected companies. Our efforts to expand our accounts and our client base are supported by market research, comprehensive sales training programs and extensive marketing databases. Our sales efforts are also supported by a full array of marketing programs designed to raise awareness of the Watson Wyatt Worldwide brand and our reputation within our target markets. These programs promote our thought leadership on key human resources issues and establish us as a preferred human capital consulting firm to many of the world’s largest companies.

Clients

We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Latin America and Asia-Pacific across a wide variety of industries.  Our client base is broad and geographically diverse.  For the fiscal year ended June 30, 2003, our 10 largest clients accounted for approximately 15 percent of our consolidated revenues, and no individual client represented more than 4 percent of our consolidated revenues.

Competition

The human capital consulting business is highly competitive.  We believe there are several barriers to entry – such as the need to assemble specialized intellectual capital to provide expertise on a global scale – and that we have developed competitive advantages in providing human resources consulting services. However, we face intense competition from several different sources.

Our current and anticipated competitors include:

•            Major human resources-focused consulting firms that compete in serving the large employer market worldwide, such as Mercer Human Resource Consulting, Towers Perrin and Hewitt Associates.  Together, Watson Wyatt and these three firms account for approximately 40 percent of industry revenue.

•            Smaller benefits and compensation consulting firms, such as The Segal Company and the Hay Group

•            The human resources consulting divisions of diversified professional services, financial services and insurance firms, such as PricewaterhouseCoopers, Deloitte & Touche, Mellon Financial Corporation, Aon and Booz Allen & Hamilton

•            Information technology consulting firms, such as Accenture and Bearing Point, as well as Internet/intranet development firms

•            Boutique consulting firms comprised primarily of professionals formerly associated with the firms mentioned above

The market for our services is subject to change as a result of increased regulatory, legislative, competitive and technological developments and competition from established and new competitors. We believe the primary factors in selecting a human resources consulting firm include reputation, the ability to provide measurable increases to stockholder value, global scale, service quality and the ability to tailor services to a clients’ unique needs. We believe we compete favorably with respect to these factors.

Employees

As of June 30, 2003, the Company employed 4,125 associates as follows:

Benefits Group	1,665
Technology Solutions Group	390
Human Capital Group	180
International	990
Other (including Data Services and Communication)	670
Corporate	230
Total	4,125

None of our associates are subject to collective bargaining agreements.  We believe relations between management and associates are good.

Risk Factors

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements.

We must continue to recruit and retain qualified consultants; our failure to do so could adversely affect our ability to compete successfully.

Our continued success and future growth depend heavily upon our ability to attract and retain highly skilled and motivated consultants. We must meet these human capital requirements if we are to deliver our sophisticated and technical services to our clients. We compete against many companies with greater financial resources both within our industry and in other industries to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our competitive strength and adversely affect our profitability.

The loss of key consultants and managers could damage or result in the loss of client relationships and adversely affect our business.

Our success largely depends upon the business generation capabilities and project execution skills of our consultants. In particular, our consultants’ personal relationships with our clients are a critical element of obtaining and maintaining client engagements. Losing consultants and account managers who manage substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete engagements, which would adversely affect our results of operations.

In addition, if any of our key consultants were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.

Competition from firms with greater resources could result in loss of our market share that could reduce our profitability.

The markets for our principal services are highly competitive. Our competitors currently include other human resources consulting and actuarial firms, as well as the human resources consulting divisions of diversified professional services and insurance firms and accounting firms. Several of our competitors have greater financial, technical and marketing resources than we have, which could enhance their ability to respond more quickly to technological changes, finance acquisitions and fund internal growth.

New competitors or alliances among competitors could emerge and gain significant market share.

Demand for our services may decrease for various reasons, including a general economic downturn or a decline in a client’s or an industry’s financial condition, that could adversely affect our operating results.

We can give no assurance that the demand for our services will continue to grow or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities.  Our clients’ demand for our services also may change based on their own needs and financial conditions.  When economic downturns affect particular clients or industry groups, they frequently reduce their budgets for outside consultants, which could reduce the demand for our services and increase price competition.

In addition, the demand for many of our core benefits services is affected by government regulation and taxation of employee benefits plans. This regulation and taxation drive our clients’ needs for compliance-related services. Significant changes in tax or social welfare policy or regulations could lead some employers to discontinue their employee benefit plans, thereby reducing the demand for our services. A simplification of regulations or tax policy also could reduce the need for our services.

Our clients generally may terminate our services at any time, which could decrease associate utilization.

Our clients generally may terminate our engagements at any time. If a client reduces the scope of or terminates the use of our services with little or no notice, our associate utilization will decline. In such cases, we must rapidly re-deploy our associates to other engagements in order to minimize the potential negative impact on our financial performance. In addition, because much of our work is project-based rather than recurring in nature, our associates’ utilization depends on our ability to continually secure additional engagements.

Improper management of our fixed-fee engagements could hurt our financial results.

We enter into some of our engagements on a negotiated fixed-fee basis. If we do not properly negotiate the price and manage the performance of these engagements, we might incur losses on individual engagements, and our overall financial results would be adversely affected.

We are subject to malpractice claims arising from our work, which could adversely affect our reputation and business.

Professional services providers, including those in the human resources consulting industry, are increasingly subject to claims from their clients. Clients and third parties who are dissatisfied with our services or who claim to suffer damages caused by our services have brought and may bring lawsuits against us. The nature of our work, especially our actuarial services, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors.

Clients have sought and may seek to hold us responsible for the financial consequences of these errors or variances.  Given that we frequently work with large pension funds, relatively small percentage errors or variances could create significant dollar variances and claims for unfunded liabilities.  The risks from such variances could be aggravated in an environment of declining pension fund asset values. In most cases, our exposure to liability on a particular engagement is substantially greater than the profit opportunity that the engagement generates for us.  For example, claims could include:

•                  A client’s assertion that actuarial assumptions used in a pension plan were unreasonable, leading to plan underfunding

•                  A claim arising out of the use of inaccurate data, which could lead to an underestimation of plan liabilities

•                  A claim that employee benefit plan documents were misinterpreted or plan amendments were misstated in plan documents, leading to overpayments to beneficiaries

Defending lawsuits arising out of any of our services has required and could require substantial amounts of management attention, which could affect management’s focus on operations, adversely affect our financial performance and result in increased insurance costs. In addition to defense costs and liability exposure, malpractice claims may produce negative publicity that could hurt our reputation and business. For a discussion of significant legal proceedings, please refer to “Legal Proceedings” on page 18.

Insurance may become more difficult or expensive to obtain.

Insurance markets have hardened over recent years for most classes of professional liability risk.  As claims experience has increased for professionals, and for actuaries in particular, the cost of malpractice insurance has been increasing substantially, and the point at which some insurers are willing to begin covering a specific claim (i.e., the deductible or self-insured retention) has been increasing.  Availability and price of insurance is subject to many variables, including general market conditions, loss experience in related industries and in the actuarial and benefits consulting industry, and the specific claims experience of an individual firm. Increases in the cost of insurance could affect our profitability, and the unavailability of insurance to cover certain levels of risk could have an adverse impact on our financial condition, particularly in a specific period.

Our quarterly revenues may fluctuate while our expenses are relatively fixed.

Quarterly variations in our revenues and operating results occur as a result of a number of factors, such as:

•                  The significance of client engagements commenced and completed during a quarter

•                  The seasonality of some specific types of services.  In particular, retirement revenues are more heavily weighted toward the second half of the fiscal year, when annual actuarial valuations are required to be completed for calendar year-end companies and the related services are performed.  In the Technology Solutions Group, the distribution of work is concentrated at the end of the first fiscal quarter and through the second fiscal quarter, as there is demand from our clients for assistance in updating systems and programs used in the annual re-enrollment of employees in benefit plans, such as flex plans. Much of the remaining business is project-oriented and is thus influenced more by particular client needs and the availability of our workforce.

•                  The number of business days in a quarter, associate hiring and utilization rates and clients’ ability to terminate engagements without penalty

•                  The size and scope of assignments

•                  The level of vacation and holidays taken by our associates

•                  General economic conditions

Approximately 70-75 percent of our total operating expenses are relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year-end incentive bonuses.  Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results and could result in losses.  Over the most recent eight fiscal quarters, net income from continuing operations has fluctuated from $10.1 million to $13.5 million.

We depend on Watson Wyatt LLP to represent our brand in the European market and could lose our position in Europe or need to modify our name if our alliance agreements were to terminate.

Since 1995 we have marketed our services globally with Watson Wyatt LLP as Watson Wyatt Worldwide. Under our alliance agreements with Watson Wyatt LLP:

•                  We operate in North America, Latin America and Asia-Pacific

•                  Watson Wyatt LLP operates in the United Kingdom and Ireland

•                  Watson Wyatt Holdings (Europe) Limited, of which we own a 25 percent minority interest, operates in continental Europe

The alliance agreements with Watson Wyatt LLP generally restrict each party’s ability to enter into each other’s geographic markets. If the alliance agreements were to terminate, we could lose our position in Europe, which could interrupt our global development and impair our ability to deliver services seamlessly to clients throughout the world.

In addition, a termination of our alliance with Watson Wyatt LLP could precipitate a name change, which could result in confusion in our markets.

Our international operations present particular risks that could negatively affect our business.

We conduct a portion of our business from offices outside the United States. This subjects us to foreign financial and business risks, which could arise in the event of:

•                  Unusual currency exchange rate fluctuations

•                  Unexpected increases in taxes

•                  New regulatory requirements and/or changes in policies and local laws that materially affect the demand for our services or directly affect our foreign operations

•                  Unusual and unexpected monetary exchange controls

•                  Unusually severe or protracted recessions in foreign economies

•                  Civil disturbance or other catastrophic events that reduce business activity in other parts of the world

Any of these factors could have an adverse effect on our results of operations.

Operational readiness of our global administrative infrastructure might not be as complete as required to manage international operations effectively.

The management of geographically dispersed operations requires substantial management resources, resulting in significant ongoing expense. We have not fully integrated all of our global operations from an administrative and reporting standpoint. We are developing and implementing additional systems and management reporting to help us manage our global operations, but we cannot predict when these systems will be fully operational or how successful they will be. These risks could be aggravated in the event of a major business disruption caused by terrorist attacks or similar events.

Our business faces rapid technological change and our failure to respond to this change quickly could adversely affect our business.

Increasingly, to remain competitive in our practice areas, we must identify and offer the most current technologies and methodologies. This is particularly true of our Technology Solutions Group, in which our success largely depends upon our ability to quickly absorb and apply technological advances in both generic applications and, particularly, those that are specifically required to deliver employee benefits services. In some cases, significant technology choices and investments are required. If we do not respond correctly, quickly or in a cost-effective manner, our business and operating results might be harmed.

The effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses and, in some cases, to implement them globally. If we cannot offer new technologies as quickly or effectively as our competitors, we could lose market share. We also could lose market share if our competitors develop more cost-effective technologies than we offer or develop.

Our Technology Solutions Group has project-related risks that could adversely affect our financial results.

Our Technology Solutions Group develops and implements computer software and systems for clients. In securing or carrying out these engagements, we may encounter inadequate project scope definitions, unforeseen technological and systems integration problems, unanticipated costs, failures to meet contractual performance objectives and other business risks. If we are not successful in defining, pricing and executing these assignments as planned, we may incur financial losses.

Limited protection of our proprietary expertise, methodologies and software could harm our business.

We cannot guarantee that trade secret, trademark and copyright law protections are adequate to deter misappropriation of our confidential information.  We may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights.  Redressing infringements also may consume significant management time and financial resources.

The interests of our current associates who own our common stock may differ from those of other stockholders.

Our associate stockholders’ interests in our business matters, since they are also employees of the Company, may not always be consistent with the interests of our non-associate stockholders.

Change in associate ownership could adversely affect our firm culture.

Prior to our initial public offering in 2000, we had been predominantly owned by our associates. As owners, our associates have traditionally been able to influence the direction of the firm, which promotes an entrepreneurial spirit and motivates individual performance. The amount of common stock owned by our associates may decline over time. A decline in associate ownership and an increase in non-associate influence could lower morale which could, in turn, adversely affect our business operations.

We have various mechanisms in place that may prevent a change in control that a stockholder might favor.

Our certificate of incorporation and bylaws contain provisions that might discourage, delay or prevent a change in control that a stockholder might favor. Our certificate of incorporation and/or bylaws:

•                  Authorize the issuance of preferred stock without fixed characteristics that could be issued by our Board of Directors to increase the number of outstanding shares and deter a takeover attempt

•                  Classify our Board of Directors with staggered, three-year terms, which may lengthen the time required to gain control of our Board of Directors

•                  Provide that only the President or our Board of Directors may call a special meeting of stockholders

•                  Prohibit stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders

•                  Provide that vacancies on our Board of Directors, including new directorships, may be filled only by the Directors then in office

•                  Require super-majority voting for the stockholders to amend our bylaws, the classified board and other provisions of our certificate of incorporation

•                  Prohibit a stockholder from presenting a proposal or director nomination at an annual meeting unless the stockholder provides us with sufficient advance notice

The market price of our common stock may fluctuate, and the value of our shares may decline.

The market price of our common stock may fluctuate because of the following:

•                  Changes in general conditions in the economy or the financial markets

•                  Variations in our quarterly operating results

•                  Changes in financial estimates by securities analysts

•                  Other developments affecting us, our industry, customers or competitors

•                  The operating and stock price performance of companies that investors deem comparable to us

•                  The number of shares available for resale in the public markets under applicable securities laws

The entire stock market has experienced significant volatility during the past three years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Other

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on our web site (www.watsonwyatt.com), as soon as reasonably practicable after they are filed electronically with the SEC.  Copies are also available, without charge, from our Investor Relations department, located in our corporate headquarters at 1717 H Street, NW, Washington, D.C. 20006.

Item 2.  Properties.

We operate in 61 offices in principal markets throughout the world.  Operations are carried out in leased offices under operating leases that normally do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

We evaluate office capacity on an ongoing basis to meet changing needs in our markets while minimizing our occupancy expense.  We currently have excess capacity in some markets and are actively marketing certain space for sublease.  The recent economic downturn has negatively impacted the value of such space in certain situations as current lease rates have generally dropped since the time such leases were signed.

The fixed assets owned by Watson Wyatt represented approximately 12 percent of total assets at June 30, 2003, and consisted primarily of computer equipment, office furniture and leasehold improvements.

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

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR).  We have tentatively settled a lawsuit brought against Watson Wyatt and five other service providers of NJCAR, an insolvent group health insurance provider.  The suit, in the U.S. District Court for the District of New Jersey, alleged that losses resulting from the insolvency are partly attributable to NJCAR’s former service providers.  The tentative settlement is subject to reaching a satisfactory settlement agreement and approval by the state court overseeing the insolvency.

Toussaint, et al. v. James, et al.  Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit in December 2001 in the U.S. District Court for the Southern District of New York against the former union leaders and Watson Wyatt, alleging damages suffered in reliance on our actuarial work and breaches of fiduciary duties owed by the former union leaders.  The claim against Watson Wyatt is allegedly in the $4 million range.  If the case is not resolved in mediation, we expect a jury trial to be scheduled late this year or early next year, although a date has not yet been set.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

We had three classes of common stock outstanding after completion of our initial public offering (“IPO”) in October 2000: Class A, B-1 and B-2.  Class A shares are freely transferable.  Class B-1 and B-2 shares had transfer restrictions that expired on October 16, 2001, and October 16, 2002, respectively.  As a result, 9,956,140 shares of our Class B-1 common stock and 12,745,015 shares of our Class B-2 common stock automatically converted into Class A common stock on those respective dates.

In addition to the transfer restriction periods described above, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  As a result of these agreements, 3,894,528 Class A shares are currently restricted, of which 1,947,272 will become freely transferable in October 2003 and 1,947,256 will become freely transferable in October 2004.

Other Conversions

In August 2002, the Board authorized the conversion of 123,015 Class B-2 shares for repurchase by the Company from stockholders in September 2002 at the then-prevailing market price.

Market Information

Watson Wyatt & Company Holdings Class A common stock is currently traded on the New York Stock Exchange under the symbol WW.  The following table sets forth the range of high and low closing share prices for each quarter of fiscal years 2003 and 2002, determined by the daily closing stock prices.

	2003		2002
	High	Low	High	Low

First quarter (July 1 through September 30)	$23.95	$18.30	$28.00	$14.60
Second quarter (October 1 through December 31)	22.50	17.45	22.02	15.50
Third quarter (January 1 through March 31)	22.16	18.27	27.35	20.76
Fourth quarter (April 1 through June 30)	23.38	19.40	27.50	22.50

Holders

As of August 31, 2003, there were approximately 4,160 shareholders of record of our Class A common stock.

Dividends

Under our credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 15 of this report), we are required to observe certain covenants (including requirements as to minimum net worth) that affect the amounts available for the declaration or payment of dividends.  Under the most restrictive of these covenants, approximately $22.8 million was available for the declaration or payment of dividends as of June 30, 2003.  The declaration and payment of dividends by the Company is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.  Historically, while our performance would have permitted the payment of dividends, we have chosen not to declare dividends every year since fiscal year 1991.  In view of the current environment and recent tax law changes, the Company will be evaluating its dividend policy.

Securities Authorized for Issuance Under Equity Compensation Plan Information

Our equity compensation plans include the 2000 Long-term Incentive Plan, which provides for the granting of nonqualified stock options and stock appreciation rights, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Compensation Plan for Outside Directors.  We grant deferred stock units to our associates as a part of their annual discretionary compensation and have discontinued the issuance of stock options.  All deferred stock units issued in connection with the 2001 Deferred Stock Unit Plan were fully vested upon issuance.  All of our equity compensation plans were approved by stockholders except for the Compensation Plan for Outside Directors.  See Note 10 of the Notes to the Consolidated Financial Statements for the general terms of these plans.

The following chart gives aggregate information regarding grants under all of the Company’s equity compensation plans through June 30, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,342,257	$13.43	4,067,507
Equity compensation plans not approved by stockholders	—	—	37,169
Total	1,342,257	$13.43	4,104,676

In April 2003, the Board of Directors approved the issuance of an additional 1,500,000 shares under the 2001 Employee Stock Purchase Plan.  The Company will seek stockholder approval of these additional shares at our annual meeting to be held on November 17, 2003.  In addition, in April 2003, the Board of Directors approved a plan to purchase an additional 1,150,000 shares of the Company’s Class A common stock for purposes that may include offsetting any potential dilution from shares that may be issued in connection with any of the Company’s stock compensation plans.

Additional information required by this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant’s fiscal year.  The proxy statement is incorporated herein by this reference.

Item 6.  Selected Consolidated Financial Data.

The table on the following page sets forth selected consolidated financial data of Watson Wyatt as of and for each of the years in the five-year period ended June 30, 2003.  The selected consolidated financial data as of June 30, 2003 and 2002, and for each of the three years in the period ended June 30, 2003, were derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K.  The selected consolidated financial data as of June 30, 2001, 2000 and 1999, and for each of the years ended June 30, 2000 and 1999, were derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K.  Earnings per share data for the periods ended June 30, 2000 and 1999, were also restated to reflect our corporate reorganization and two-for-one share conversion that occurred in October 2000 as if our corporate reorganization and two-for-one share conversion were effective at the beginning of each period.  See Note 2 of the Consolidated Financial Statements for further information regarding the corporate reorganization and share conversion.

The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.  Amounts are in thousands of U.S. Dollars except per share data.

	Year Ended June 30
	2003	2002	2001	2000	1999
Statement of Operations Data: (amounts are in thousands, except per share data)

Revenue	$709,616	$710,480	$700,189	$624,583	$556,860
Costs of providing services:
Salaries and employee benefits	401,274	404,822	379,645	339,904	306,462
Stock incentive bonus plan (a)	—	—	—	30,283	22,610
Professional and subcontracted services	47,356	48,724	54,089	49,890	47,862
Occupancy, communications and other	106,224	109,163	114,417	101,733	93,644
General and administrative expenses	57,285	55,517	57,475	54,115	48,056
Depreciation and amortization	19,621	20,049	21,995	17,878	15,248
	631,760	638,275	627,621	593,803	533,882

Income from operations	77,856	72,205	72,568	30,780	22,978

Income from affiliates	5,787	2,866	3,780	3,001	2,307
Interest income (expense), net	991	1,235	1,711	(53)	(1,702)
Other non-operating income	761	2,166	—	—	—

Income from continuing operations before income taxes	85,395	78,472	78,059	33,728	23,583
Provision for income taxes	35,015	31,388	33,623	15,195	11,448
Income from continuing operations	50,380	47,084	44,436	18,533	12,135
Discontinued operations (b)	6,786	—	—	—	8,678
Net income	$57,166	$47,084	$44,436	$18,533	$20,813
Earnings per share, continuing operations, basic	$1.52	$1.43	$1.39	$0.62	$0.40
Earnings per share, continuing operations, diluted	$1.51	$1.41	$1.37	$0.62	$0.40
Earnings per share, discontinued operations, basic	$0.21	$—	$—	$—	$0.28
Earnings per share, discontinued operations, diluted	$0.21	$—	$—	$—	$0.28
Earnings per share, net income, basic	$1.73	$1.43	$1.39	$0.62	$0.68
Earnings per share, net income, diluted	$1.72	$1.41	$1.37	$0.62	$0.68
Weighted average shares of common stock, basic	32,962	32,985	32,068	30,000	30,430
Weighted average shares of common stock, diluted	33,287	33,421	32,363	30,000	30,430

	As of June 30
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$144,374	$95,974	$81,735	$41,410	$35,985
Working capital	169,308	123,171	96,171	16,177	11,692
Total assets	514,462	436,817	392,016	334,520	318,520
Note payable	—	—	—	—	—
Stockholders’ equity	151,737	159,221	111,885	(81,109)	(81,191)
Redeemable common stock	—	—	—	115,480	107,631
Shares outstanding	32,943	32,897	33,033	29,610	32,224

(a)          Following the initial public offering, we terminated the stock incentive bonus plan and replaced it with equity-based incentive plans more customary to publicly-traded companies.

(b)         In the third quarter of fiscal year 1998 we discontinued our benefits administration outsourcing business and recorded a $69.9 million charge to earnings in the “Discontinued operations” line.  In fiscal year 1999, and again in fiscal year 2003, we revised our estimates related to the remaining future obligations and costs associated with the discontinuation and, as a result, reduced the amount of our liability for losses from disposal of the benefits administration outsourcing business by $15.0 million, less the associated income tax expense of $6.3 million, and by $11.4 million, less the associated income tax expense of $4.7 million, respectively.  In the fourth quarter of fiscal year 2003, the Company received sublease income of approximately $40,000 in excess of lease payments related to this business, resulting in a year-to-date income from discontinued operations of $11.5 million, less the associated income tax expense of $4.7 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: the first paragraph of Part I, Item 3 “Legal Proceedings” on page 18; the second paragraph under “Revenue Recognition” on page 25; the second paragraph under “Pension Assumptions” on page 26; under the heading “Incurred But Not Reported Claims” on page 27; the first paragraph under Capital Commitments on page 34; under the heading “Risk Management” on page 35; under the subheading “Stock-based Compensation” in Note 1 “Summary of Significant Accounting Policies” on pages 50 and 51; in the second paragraph of Note 10 “Employee Stock Plans and Equity” on page 63; and in the second and fourth paragraphs of Note 14 “Commitments and Contingent Liabilities” on page 74.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue” or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information.  A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to our continued ability to recruit and retain highly qualified associates; outcomes of litigation; the ability of the company to obtain professional liability insurance; a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors; actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms; regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under “Risk factors” in Item 1 of this Form 10-K.  These statements are based on assumptions that may not come true.  All forward-looking disclosure is speculative by its nature.  The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

General

Watson Wyatt is a global provider of human capital consulting services.  We provide services in three principal practice areas: Benefits, Technology Solutions and Human Capital consulting.  We operate from 61 offices in 18 countries throughout North America, Asia-Pacific and Latin America.  We also operate through our affiliates in Europe.  Our principal affiliates are Watson Wyatt LLP – which conducts operations in the United Kingdom and Ireland and in which we hold a 10 percent interest in a defined distribution pool and are a member of their partnership board – and Watson Wyatt & Company Holdings (Europe) Limited, a holding company through which we conduct Continental European operations.  We own 25 percent of Watson Wyatt & Company Holdings (Europe) Limited and Watson Wyatt LLP owns the remaining 75 percent.

Financial Statement Overview

The financial statements contained in this annual report on Form 10-K reflect Consolidated Balance Sheets as of June 30, 2003 and 2002, Consolidated Statements of Operations for the 12-month periods ended June 30, 2003, 2002 and 2001, Consolidated Statements of Cash Flows for the 12-month periods ended June 30, 2003, 2002 and 2001, and a Consolidated Statement of Changes in Stockholders’ Equity for the 12-month periods ended June 30, 2003, 2002 and 2001.

We operate globally as an alliance with our affiliates.  However, the revenues and operating expenses in the Consolidated Statements of Operations only reflect the results of operations of Watson Wyatt & Company Holdings. Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the “Income from affiliates” line. Our affiliates are Watson Wyatt LLP, Watson Wyatt Holdings (Europe) Limited and Professional Consultants Insurance Company, Inc. (PCIC), our captive insurance company.

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue. No single client accounted for more than 4 percent of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for accounting, employment, marketing and other services.  For the most recent three fiscal years, approximately 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.

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

We have reviewed the accounting estimates used in the preparation of our financial statements and have determined that the following accounting policies are critical to the understanding of the use of estimates in the Company’s financial statements:

Revenue Recognition

Revenues include fees primarily generated from consulting services provided in the areas of employee benefits, human capital strategies and related technology solutions.  We recognize revenue from these consulting engagements either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.

Revenue is recognized on time-and-materials engagements to the extent of billable rates times hours delivered plus expenses incurred.  For fixed-fee engagements, we periodically review ongoing engagements in order to assess the accuracy of our estimates-to-complete.  Revenue recognition is affected by a number of factors including a change in the estimated amount of effort required to complete the project, changes in scope, the staffing on the engagement and/or the level of client participation.  This review requires us to make judgments and estimates regarding the overall profitability and stage of project completion which, in turn, affects how we recognize revenue.  To the extent that our estimates change for a particular engagement, we record the cumulative effect of the change in the period in which it becomes known.  The Company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than total estimated direct and indirect costs associated with the engagement.  Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

The Company has developed various software programs and technologies that are provided to clients in connection with consulting services.  We recognize revenue for such services as time is incurred because the services are considered essential to the functionality of the software.

Revenues recognized in excess of billings are recorded as unbilled accounts receivable.  Cash collections in excess of revenues recognized are recorded as deferred revenues until the revenue recognition criteria are met.  Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses, and any third-party costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenues.

Valuation of Billed and Unbilled Receivables from Clients

We maintain allowances for doubtful accounts to reflect estimated losses resulting from our clients’ failure to pay for our services after the services have been rendered, including allowances when customer disputes may exist.  The related provision is recorded as a reduction to revenue.  Our allowance policy is based on the aging of our billed and unbilled client receivables and has been developed based on our write-off history.  Facts and circumstances may change that would require us to alter our estimates of the collectibility of specific billed and unbilled client receivables.

Discretionary Compensation

The Company’s compensation program includes a discretionary component in the form of an annual bonus that is determined by management and paid once per fiscal year in the form of cash and/or deferred stock units after the Company’s annual operating results are finalized.  Quarterly, estimated annual pre-bonus profitability is reviewed by the Company and the discretionary annual bonus amount is then estimated by management.  After determining the estimated annual bonus amount, the bonus is then allocated to remaining quarterly reporting periods as a constant percentage of estimated pre-bonus income from operations.  In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters as a constant percentage of estimated future pre-bonus income from operations.  Annual bonus levels may vary from current expectations as a result of changes in the Company’s forecast of pre-bonus profitability and competitive employment market conditions.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company with offices in 18 countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions where we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets.  Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, revisions to tax positions taken as a result of further analysis and consultation, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense and net income.

Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (United States, Canada, Hong Kong and the United Kingdom), benefits are based on our associates’ years of service and compensation during the three highest paid consecutive years of service.

Determination of our obligations and annual expense under the plans are based on a number of assumptions that, given the longevity of the plans, are long-term in their focus.  A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation and related expense.  For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy.  Any difference between actual and assumed results is amortized into our pension expense over the average remaining service period of participating employees.  We consider several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, historical trends, portfolio composition and peer comparisons.

The following assumptions were used at the end of the past three fiscal years in the valuation of our U.S. plan, which comprises the majority of the principal defined benefit pension plans:

	Year Ended June 30
	2003	2002	2001

Discount rate	6.00%	7.25%	7.25%
Expected long-term rate of return on assets	9.00%	10.00%	10.00%
Rate of increase in compensation levels	3.09%	4.34%	5.34%

The 6.00 percent discount rate assumption used at the end of fiscal year 2003 represents a 125 basis point reduction from the 7.25 percent discount rate used at the end of fiscal years 2002 and 2001.  The Company’s 2003 discount rate assumption was determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption was lowered to 9.00 percent at the end of fiscal year 2003 from 10.00 percent at the end of fiscal years 2002 and 2001.  Selection of the 9.00 percent return assumption was supported by an analysis performed by the Company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.

The investment market performance over the last two years has decreased the value of the assets held in the pension plans and the decline in interest rates has increased our accumulated benefit obligation, resulting in the accumulated benefit obligation becoming greater than the value of the plan assets for the U.S. and U.K. pension plans.  As a result, the Company was required to record an additional minimum pension liability for those plans in accordance with Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions” (FAS 87).  This resulted in an increase in the pension liability of $113.4 million, an increase in intangible assets of $0.1 million, a non-cash charge to Stockholders’ Equity of $67.9 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $45.4 million.  A market recovery in future periods, and/or an increase in long-term interest rates, could reverse a portion or all of this charge.  Our Canadian and Hong Kong pension plan assets are greater than their associated accumulated benefit obligation as of June 30, 2003, and thus do not require the recording of additional minimum pension liabilities.

Incurred But Not Reported Claims

The Company uses actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims and engaged an external actuarial firm to assist in the calculation of these estimates.  Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases.  Management does not currently expect significant fluctuations in the IBNR liability, based on the Company’s historical claims experience.  However, our estimated IBNR liability will fluctuate if claims experience changes over time.

Results of Operations

The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated:

	Year ended June 30
	2003	2002	2001

Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	56.5	56.9	54.3
Professional and subcontracted services	6.7	6.9	7.7
Occupancy, communications and other	14.9	15.4	16.3
General and administrative expenses	8.1	7.8	8.2
Depreciation and amortization	2.8	2.8	3.1
	89.0	89.8	89.6

Income from operations	11.0	10.2	10.4

Income from affiliates	0.8	0.4	0.5
Interest income, net	0.1	0.1	0.2
Other non-operating income	0.1	0.3	—

Income from continuing operations before income taxes	12.0	11.0	11.1

Provision for income taxes	4.9	4.4	4.8

Income from continuing operations	7.1%	6.6%	6.3%

Fiscal Year Ended June 30, 2003, Compared to Fiscal Year Ended June 30, 2002

Revenue

Revenue from operations was $709.6 million for fiscal year 2003, compared to $710.5 million for fiscal year 2002, a decrease of $0.9 million.

The Benefits Group increased revenue by $7.4 million or 2 percent during fiscal year 2003 due to new client wins, special project work related to the Health Insurance Portability and Accountability Act of 1996 and rising health care costs.  Revenue from our Technology Solutions Group decreased by $10.3 million or 10 percent, reflecting continued weakness in capital spending.  Revenue from our Human Capital Group decreased $0.7 million or 1 percent during fiscal year 2003, but ended the year with 5 percent growth in the fourth quarter as we secured a number of new engagements with major companies for stock program advice and executive compensation work.  Our international segment finished the fiscal year with revenue growth of $7.3 million or 11 percent, as a result of increased demand for retirement work in Australia, New Zealand and Japan.  Revenue for other practice areas in North America decreased by $8.6 million or 15 percent during fiscal year 2003.

On August 13, 2003, the Company announced a postponement of the reporting of its fourth quarter and fiscal year 2003 results, pending the completion of its year-end audit and a review related to billing irregularities. The billing irregularities involved four clients and arose from hours inappropriately reported in client billings that did not match the Company’s time reporting system. Management promptly reported these issues to the affected clients, to the Company’s Audit Committee and to its independent auditors.  With the assistance of outside legal counsel, the Company conducted a review of this issue to ascertain whether similar issues were present with other clients.  No other cases were found.  As a result, the Company reduced fourth quarter fiscal 2003 revenues by $1.8 million.

Salaries and Employee Benefits

Salaries and employee benefit expenses for fiscal year 2003 were $401.3 million, compared to $404.8 million for fiscal year 2002, a decrease of $3.5 million or 1 percent. Salaries and employee benefit expenses for fiscal year 2003 include severance charges of $1.8 million related to the Company’s targeted job reductions, mainly in our Human Capital and Technology Solutions groups, all of which has been paid to associates under severance agreements.  The decrease, exclusive of this charge, was due to a $12.0 million decrease in the provision for discretionary compensation and a $0.8 million decrease in base salaries as a result of headcount reductions and attrition in North America, net of a $9.3 million increase in pension costs and modest annual salary increases.   As a percentage of revenue, salaries and employee benefits decreased to 56.5 percent from 56.9 percent.  Excluding severance costs, salaries and employee benefit expenses would have been 56.3 percent of revenue for fiscal year 2003.

Professional and Subcontracted Services

Professional and subcontracted services were $47.4 million for fiscal year 2003, compared to $48.7 million for fiscal year 2002, a decrease of $1.3 million or 3 percent.  As a percentage of revenue, professional and subcontracted services decreased to 6.7 percent from 6.9 percent.  Reimbursable expenses billed to clients increased by $3.7 million, but were offset by decreases in legal expenses.  Professional and subcontracted services for fiscal year 2003 include severance charges of $0.2 million related to the Company’s targeted job reductions mentioned above, all of which had been paid as of June 30, 2003.

Occupancy, Communications and Other

Occupancy, communications and other expenses were $106.2 million for fiscal year 2003, compared to $109.2 million for fiscal year 2002, a decrease of $3.0 million or 3 percent.  The Company implemented successful cost containment strategies during the second quarter of fiscal year 2002 which have continued through the current period, resulting in lower travel, telephone and other discretionary expenses for the year.  These decreases were partially offset by increases in rent expense of $1.5 million.   As a percentage of revenue, occupancy, communications and other expenses decreased to 14.9 percent from 15.4 percent for fiscal year 2003.

General and Administrative Expenses

General and administrative expenses for fiscal year 2003 were $57.3 million, compared to $55.5 million for fiscal year 2002, an increase of $1.8 million or 3 percent.  The increase is mainly due to higher insurance expenses of $1.5 million and additional professional fees related to Sarbanes-Oxley of approximately $0.4 million, partially offset by lower base salaries of $1.0 million.  As a percentage of revenue, general and administrative expenses increase to 8.1 percent from 7.8 percent.

Depreciation and Amortization

Depreciation and amortization for fiscal year 2003 was $19.6 million, compared to $20.0 million for fiscal year 2002, a decrease of $0.4 million or 2 percent.  As a percentage of revenue, depreciation and amortization remained at 2.8 percent.  The decrease was due to lower purchases of capital assets during fiscal year 2003.

Interest Income, Net

Interest income, net for fiscal year 2003 was $1.0 million, compared to $1.2 million for fiscal year 2002, a decrease of $0.2 million or 17 percent.  The decrease was attributable to lower interest rates earned on our cash and cash equivalents.

Other Non-operating Income

During fiscal year 2003, the Company received cash payments of $0.6 million in connection with the sale of our U.S.-based public retirement business. During fiscal year 2002, the Company received a cash payment of $1.0 million as a result of this sale, and also recorded a $1.2 million gain on the sale of common stock that the Company received as a result of the demutualization of a health and general insurance provider.

Income From Affiliates

Income from affiliates for fiscal year 2003 was $5.8 million, compared to $2.9 million for fiscal year 2002, an increase of $2.9 million or 100 percent.  The increase was due to improved operations of our affiliated captive insurance company, Professional Consultants Insurance Company (PCIC) of $1.8 million, and improved performance of our European affiliates, Watson Wyatt LLP and Watson Wyatt Holdings (Europe) Limited, of $0.4 million and $0.8 million, respectively.

Provision for Income Taxes

Provision for income taxes for fiscal year 2003 was $35.0 million, compared to $31.4 million for fiscal year 2002.  Our effective tax rate was 41.0 percent for fiscal year 2003, compared to 40.0 percent for fiscal year 2002. The change in rate was due to an increase in the effective rate on foreign income.

Income From Continuing Operations

Income from continuing operations for fiscal year 2003 was $50.4 million, compared to $47.1 million for fiscal year 2002, an increase of $3.3 million or 7 percent.  As a percentage of revenue, income from continuing operations increased to 12.0 percent from 11.0 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations for fiscal year 2003 was $1.51, compared to $1.41 for fiscal year 2002, an increase of 7 percent.

Discontinued Operations

During the third quarter of fiscal year 2003, the Company reduced the amount of its estimated liability for losses from the exit from Wellspring, the Company’s benefits administration outsourcing business, by $11.4 million, net of associated tax expense of $4.7 million.  During the fourth quarter of fiscal year 2003, the Company received sublease income in excess of lease payments of approximately $40,000 for the leases related to Wellspring, resulting in a year-to-date income from discontinued operations of $11.5 million.  See Note 17 of the Notes to the Consolidated Financial Statements for more information related to Wellspring and the reduction of the estimated liability for losses from the exit from Wellspring.

Fiscal Year Ended June 30, 2002, Compared to Fiscal Year Ended June 30, 2001

Revenue

Revenue from continuing operations was $710.5 million in fiscal year 2002, compared to $700.2 million in the prior year, an increase of $10.3 million or 1.5 percent.  Our public sector retirement business that we sold to Gabriel, Roeder, Smith & Company accounted for approximately $6.0 million in revenue in fiscal year 2001.  The unadjusted revenue growth was comprised of a $21.0 million or 6 percent increase in our Benefits Group and an $8.8 million or 9 percent increase in our Technology Solutions Group, partially offset by a $7.0 million or 13 percent decrease in our Human Capital Group, a $5.1 million or 7 percent decrease in International and a $7.5 million or 12 percent decrease in other practice areas in North America.

Salaries and Employee Benefits

Salaries and employee benefit expenses for fiscal year 2002 were $404.8 million, compared to $379.6 million for the previous fiscal year, an increase of $25.2 million or 7 percent. Salaries and employee benefit expenses for fiscal year 2001 includes the $3.5 million compensation charge that the Company incurred resulting from agreements with our employee stockholders related to our initial public offering in the second quarter of fiscal year 2001.  The increase, inclusive of this charge, was principally due to a $15.9 million increase in salaries, a $14.9 million increase in pension expenses and a $5.4 million increase in benefits and wage taxes, partially offset by a $12.2 million decrease in the provision for discretionary compensation.  As a percentage of revenue, salaries and employee benefit expenses increased to 56.9 percent from 54.3 percent.

Professional and Subcontracted Services

Professional and subcontracted services used in consulting operations for fiscal year 2002 were $48.7 million, compared to $54.1 million for fiscal year 2001, a decrease of $5.4 million or 10 percent.  The decrease was mainly due to lower reimbursable services incurred on behalf of clients of $3.1 million and lower recruiting fees of $1.7 million.  As a percentage of revenue, professional and subcontracted services decreased to 6.9 percent from 7.7 percent.

Occupancy, Communications and Other

Occupancy, communications and other expenses for fiscal year 2002 were $109.2 million, compared to $114.4 million for fiscal year 2001, a decrease of $5.2 million or 5 percent. The decrease was mainly due to lower travel costs of $6.8 million, lower general office expenses of $2.9 million, lower dues and entertainment expense of $0.9 million and decreased publication expenses of $0.6 million, partially offset by higher rent expense of $3.6 million, which is attributable to an increase in leased space required to support our operations and higher real estate, operating and telephone expenses of $2.3 million.  As a percentage of revenue, occupancy, communications and other expenses decreased to 15.4 percent from 16.3 percent.

General and Administrative Expenses

General and administrative expenses for fiscal year 2002 were $55.5 million, compared to $57.5 million for fiscal year 2001, a decrease of $2.0 million or 3 percent. The decrease was mainly attributable to lower travel costs of $2.3 million, lower professional services of $2.0 million and a lower provision for discretionary compensation of $1.4 million, partially offset by a $2.6 million increase in pension and insurance expenses, a $0.8 million increase in promotional expenses and a $0.4 million increase in base salaries.  As a percentage of revenue, general and administrative expenses decreased to 7.8 percent from 8.2 percent.

Depreciation and Amortization

Depreciation and amortization expenses for fiscal year 2002 were $20.0 million, compared to $22.0 million for fiscal year 2001, a decrease of $2.0 million or 9 percent. The decrease is primarily attributable to the Company no longer amortizing goodwill, pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).  As a percentage of revenue, depreciation and amortization expenses decreased to 2.8 percent from 3.1 percent.

Interest Income, Net

Interest income, net for fiscal year 2002 was $1.2 million, compared to $1.7 million for fiscal year 2001, a decrease of $0.5 million or 29 percent.  The decrease reflects lower interest rates earned on our cash and cash equivalents.

Other Non-operating Income

Other non-operating income for fiscal year 2002 was $2.2 million, which is due to the gain on the sale of our U.S.-based public sector retirement business of $1.0 million and a $1.2 million gain on the sale of common stock that the Company received as a result of the demutualization of a health and general insurance provider.

Income from Affiliates

Income from affiliates for fiscal year 2002 was $2.9 million, compared to $3.8 million for fiscal year 2001, a decrease of $0.9 million or 24 percent. The decrease is attributable to reduced operating income of our continental European affiliate, Watson Wyatt Holdings (Europe) Limited.

Provision for Income Taxes

Income taxes for fiscal year 2002 were $31.4 million, compared to $33.6 million for fiscal year 2001.  Our effective tax rate was 40.0 percent for fiscal year 2002, compared to 42.9 percent for fiscal year 2001.  The change in the effective rate was due to a decrease in state taxes and a decrease in non-deductible expenses.  Our effective tax rate was also affected by differing foreign tax rates in various jurisdictions.

Income from Continuing Operations

Income from continuing operations for fiscal year 2002 was $47.1 million, compared to $44.4 million in fiscal year 2001, an increase of $2.7 million or 6 percent.  As a percentage of revenue, income from continuing operations increased to 6.6 percent from 6.3 percent.

Earnings Per Share, Income from Continuing Operations

Diluted earnings per share, continuing operations for fiscal year 2002 was $1.41, compared to $1.37 for fiscal year 2001, an increase of 3 percent.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2003, totaled $144.4 million, compared to $96.0 million at June 30, 2002. During fiscal year 2003, the Company paid fiscal year 2002 cash bonuses of $45.2 million, purchased fixed assets for $17.5 million, paid $36.3 million in corporate taxes and contributed $22.0 million to our U.S. defined benefit pension plan.  These expenditures were principally funded by cash generated from operating activities.

Cash From Operating Activities

Cash from operating activities for fiscal year 2003 was $74.7 million, compared to cash from operating activities of $51.6 million for fiscal year 2002. The variance is mainly due to lower payments to retirees of $6.2 million, improved collections on receivables of $9.4 million and the timing of annual payments of insurance premiums, which contributed $4.9 million to the increase in cash from operations.  The allowance for doubtful accounts decreased $0.5 million from June 30, 2002, to June 30, 2003.  The number of days of accounts receivable and work in process outstanding was 72 at June 30, 2003, down from 79 at June 30, 2002.

Cash from operating activities for fiscal year 2002 was $51.6 million, compared to cash from operating activities of $43.2 million for fiscal year 2001.  The Stock Incentive Bonus Plan was discontinued in fiscal year 2002, resulting in a variance of $30.3 million representing the cash payment in the third quarter of fiscal year 2001, compared to no payment in fiscal year 2002.  The remaining variance was mainly due to the $14.3 million lower provision for discretionary compensation in fiscal year 2002, compared to fiscal year 2001.  The allowance for doubtful accounts decreased $1.3 million and the allowance for work in process decreased $0.7 million from June 30, 2001, to June 30, 2002.  The number of days of accounts receivable and work in process outstanding was 79 at June 30, 2002, down from 81 at June 30, 2001.

Cash Used in Investing Activities

Cash used in investing activities for fiscal year 2003 was $22.2 million, compared to $36.6 million for fiscal year 2002.  The decrease is mostly due to reduced purchases of fixed assets.

Cash used in investing activities for fiscal year 2002 was $36.6 million, compared to $36.4 million for fiscal year 2001.

Cash From/Used in Financing Activities

Cash used in financing activities was $6.7 million for fiscal year 2003, compared to $2.6 million for fiscal year 2002. Cash used in financing activities for fiscal year 2003 consisted primarily of payments of $13.8 million for the repurchase of 673,816 shares of common stock, net of $6.4 million representing 393,436 shares that the Company re-issued under the Employee Stock Purchase Plan.

Cash used in financing activities was $2.6 million for fiscal year 2002, compared to $36.8 million from financing activities for fiscal year 2001. Cash flows from financing activities for fiscal year 2001 were mainly due to proceeds from the Company’s initial public offering in October 2000.  Pursuant to a November 2001 Board authorization to repurchase shares, the Company repurchased 190,425 shares of common stock on the open market during the third and fourth quarters of fiscal year 2002 for $4.5 million and re-issued 69,691 of these shares under the Employee Stock Purchase Plan for $1.4 million, in connection with the Company’s employee benefit plans.

Capital Commitments

Expenditures of capital funds were $23.8 million for fiscal year 2003 reflecting payments for fixed assets of $17.5 million, investments in affiliates of $3.7 million and acquisition related payments of $2.6 million.  Anticipated commitments of capital funds are estimated at $26.8 million for fiscal year 2004, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows (in thousands):

	Payments due by period (in thousands)
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Lease commitments	$235,806	$39,432	$66,502	$50,907	$78,965

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees

Wellspring Leases.  The Company continues to guarantee certain leases for office premises and equipment for Wellspring.  At June 30, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $24.5 million, excluding anticipated sublease income.  See Note 17 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the Company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.3 million based on the June 30, 2003, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP were to exercise this option, the Company would attempt to sublease the space at the then-current market rates.

Stock Loans.  Additionally, the Company guarantees a credit facility that provided loans to associates for stock purchased under our former Stock Purchase Program.  This Stock Purchase Program was discontinued in conjunction with our initial public offering in October 2000.  As a result, amounts guaranteed under the facility permanently decrease as the loans are repaid.  The maximum available borrowings and aggregate outstanding balances under this facility were $1.0 million at June 30, 2003, and $2.9 million at June 30, 2002.  A total of 889,000 and 2,731,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at June 30, 2003 and 2002, respectively.

Credit Agreement

The Company has entered into a $100.0 million revolving credit facility with a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate, and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.25 percent of the facility, that varies with our financial leverage and is calculated on the unused portion of the credit facility.  No amounts were outstanding under the Company’s revolving credit facility as of June 30, 2003, or June 30, 2002.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries.  The lenders supporting the credit facility agreed to an amendment of the minimum net worth covenant effective June 30, 2003, such that we would avoid a default that would have resulted from recording an additional minimum pension liability in the fourth quarter of fiscal year 2003.  As a result, we were in compliance with all covenants under the credit facility as of June 30, 2003.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility is currently unavailable for operating needs.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.  The credit facility is scheduled to expire on June 25, 2005.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, as well as claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims.  Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms.  The first $5 million of coverage has a premium structure which provides that the captive insurance company will recover from the firm defending the claim approximately 75 percent of any loss up to $5 million.  The Company records an accrual for this liability.  This recovery occurs through insurance premium payments in subsequent years.  The remaining 25 percent of any loss up to $5 million is a risk borne by the captive insurance company, which carries reinsurance in the commercial markets for most losses above $5 million.  The Company provides for the self-insured retention and for the prospective premium increases where specific estimated losses for known claims in excess of $1 million are considered probable and reasonably estimable.

Although the Company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The Company uses actuarial assumptions to estimate and record its IBNR liability and has a $12.6 million IBNR liability recorded as of June 30, 2003.

Current insurance market conditions include increases in premium cost, higher self-insured retentions and reductions in aggregate excess coverages, trends that are anticipated to continue.  We expect these trends to be reflected in our future annual insurance renewals, and as a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to reinsurers, as well as the trend toward a generally hardening insurance market, the firms that own PCIC, including the Company, have been increasing PCIC’s capital in fiscal years 2002 and 2003.

In light of increasing worldwide litigation, including litigation against professionals, the Company has been implementing a requirement that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements.  Nearly 100 percent of the Company’s U.S. corporate clients have signed engagement letters including mitigation clauses, and initiatives to complete that process in the United States and elsewhere are underway. The Company has disengaged from certain client relationships where satisfactory engagement terms could not be achieved.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146).  FAS 146 provides further guidance regarding requirements for recognition of a liability for costs associated with an exit or disposal activity and is effective for all exit or disposal activities initiated after December 31, 2002.  The adoption of FAS 146 has not had a material effect on the Company’s financial performance or condition.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), which clarified existing guidance from the FASB regarding a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of the interpretation are effective for all periods that end after December 15, 2002, and provisions for recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  Management has reviewed guarantees issued by the Company and has provided relevant disclosure in Note 14 based on those types of guarantees which the Company currently has in place.  The adoption of FIN 45 has not had a material effect on the Company’s financial performance or condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which clarifies the financial reporting guidance associated with the consolidation of another entity.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and pre-existing variable interest entities as of July 1, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Management does not believe that the adoption of FIN 46 will have an effect on the Company’s financial performance or condition.

In May 2003, the FASB ratified the Emerging Issues Task Force’s Issue 03-3, “Applicability of EITF Abstracts, Topic No. D-79, ‘Accounting for Retroactive Insurance Contracts Purchase by Entities Other Than Insurance Enterprises,’ to Claims-Made Policies” (EITF 03-3) regarding the accounting for claims-made insurance by the insured party.  Management has reviewed its claims-made insurance policy in light of the guidance provided by EITF 03-3 and has concluded that this pronouncement will require the Company to continue to account for its premiums to PCIC using prospective insurance accounting for premiums paid, at least through fiscal 2004 and under the insurance as presently structured.

Subsequent Events

We implemented additional job reductions in our North American regions in July 2003.  This resulted in the elimination of approximately 100 positions.  The estimated $3.3 million charge to earnings related to these reductions will be included in the Company’s financial results for the quarter ended September 30, 2003.

On July 9, 2003, PCIC’s Board of Directors approved a change in premium structure for its policyholders and stockholders.  In connection with the change in premium structure, PCIC provided each of its owners with a one-time credit in their 2003-04 policy year in connection with benefits received from an aggregate stop loss insurance policy entered into by PCIC.  PCIC’s Board determined in July 2003 that this credit would be used to “true up” each insureds’ obligation to PCIC for historical loss experience.  As a result, the Company will record a $5.6 million pre-tax non-operating gain in the first quarter of fiscal year 2004.  Refer to Note 4 of the Notes to the Consolidated Financial Statements for more information regarding our investment in PCIC.

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

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2003, and have concluded that, as of June 30, 2003, such controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the Company files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding such disclosure.

(b) Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

Part III

Item 10.  Directors and Executive Officers of the Registrant.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant’s fiscal year.  The information contained under the headings (i) “Proposal 1: Election of Directors”, (ii) “Biographical Information For Other Executive Officers Of The Company” and (iii) “Section 16(A) Beneficial Ownership Reporting Compliance” in the proxy statement are incorporated herein by this reference.

Item 11.  Executive Compensation.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant’s fiscal year.  The information contained under the heading “Executive Compensation” in the proxy statement is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant’s fiscal year.  The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant’s fiscal year.  The information contained under the heading “Certain Relationships and Related Transactions” in the proxy statement is incorporated herein by this reference.

Item 14.  Principal Auditor Fees and Services.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant’s fiscal year.  The information contained under the heading “Principal Accountant Fees and Services” in the proxy statement is incorporated herein by this reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)	Financial Information

(1)	Consolidated Financial Statements of Watson Wyatt & Company Holdings

Report of Independent Auditors

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2003
Consolidated Balance Sheets at June 30, 2003 and 2002
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2003
Consolidated Statements of Changes in Permanent Stockholders’ Equity and Redeemable Common Stock for each of the three years in the period ended June 30, 2003
Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2003

Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits
See (c) below

b)	Reports on Form 8-K

(i) On June 3, 2003, the Company filed a Current Report on Form 8-K, which reported that John J. Haley, Chief Executive Officer of the Company, has adopted a written 10b5-1 Sales Plan pursuant to Securities and Exchange Commission Rule 10b5-1.
(ii) On August 14, 2003, the Company filed a Current Report on Form 8-K, which included a press release dated the same day and which provided notification of a delay in the reporting of our fiscal year 2003 earnings.
(iii) On September 18, 2003, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our fiscal year 2003 earnings.

c)	Exhibits
See Exhibit Index on page 79

d)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT & COMPANY HOLDINGS
(Registrant)

Date: September 23, 2003	By:	/s/ John J. Haley
John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer	9/23/03
John J. Haley	and Director

/s/ Carl D. Mautz	Vice President and Chief	9/23/03
Carl D. Mautz	Financial Officer

/s/ Peter L. Childs	Controller	9/23/03
Peter L. Childs

/s/ Elizabeth M. Caflisch	Vice President and Director	9/23/03
Elizabeth M. Caflisch

/s/ Maureen E. Cotter	Vice President and Director	9/23/03
Maureen E. Cotter

/s/ John J. Gabarro	Director	9/23/03
John J. Gabarro

/s/ R. Michael McCullough	Director	9/23/03
R. Michael McCullough

/s/ John Philip Orbeta	Vice President and Director	9/23/03
John Philip Orbeta

/s/ Linda D. Rabbitt	Director	9/23/03
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	9/23/03
Gilbert T. Ray

/s/ Sylvester J. Schieber	Vice President and Director	9/23/03
Sylvester J. Schieber

/s/ John B. Shoven	Director	9/23/03
John B. Shoven

/s/ Edward Manno Shumsky	Vice President and Director	9/23/03
Edward Manno Shumsky

/s/ Paul N. Thornton	Director	9/23/03
Paul N. Thornton

/s/ Gene H. Wickes	Vice President and Director	9/23/03
Gene H. Wickes

/s/ John C. Wright	Director	9/23/03
John C. Wright

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Watson Wyatt & Company Holdings:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 39 of this Form 10-K, present fairly, in all material respects, the financial position of Watson Wyatt & Company Holdings and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 39 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Washington, D.C.

September 15, 2003

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Year Ended June 30
	2003	2002	2001

Revenue	$709,616	$710,480	$700,189

Costs of providing services:
Salaries and employee benefits	401,274	404,822	379,645
Professional and subcontracted services	47,356	48,724	54,089
Occupancy, communications and other	106,224	109,163	114,417
General and administrative expenses	57,285	55,517	57,475
Depreciation and amortization	19,621	20,049	21,995
	631,760	638,275	627,621

Income from operations	77,856	72,205	72,568

Income from affiliates	5,787	2,866	3,780
Interest income, net	991	1,235	1,711
Other non-operating income	761	2,166	—

Income from continuing operations before income taxes	85,395	78,472	78,059

Provision for (benefit from) income taxes:
Current	39,063	37,383	32,375
Deferred	(4,048)	(5,995)	1,248
	35,015	31,388	33,623

Income from continuing operations	50,380	47,084	44,436

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations, less applicable income tax expense of $4,687 for the year ended June 30, 2003	6,786	—	—

Net income	$57,166	$47,084	$44,436

Basic earnings per share:
Income from continuing operations	$1.52	$1.43	$1.39
Income from discontinued operations	0.21	—	—
Net income	$1.73	$1.43	$1.39

Diluted earnings per share:
Income from continuing operations	$1.51	$1.41	$1.37
Income from discontinued operations	0.21	—	—
Net income	$1.72	$1.41	$1.37

Weighted average shares of common stock, basic (000)	32,962	32,985	32,068
Weighted average shares of common stock, diluted (000)	33,287	33,421	32,363

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	June 30, 2003	June 30, 2002

Assets
Cash and cash equivalents	$144,374	$95,974
Receivables from clients:
Billed, net of allowances of $862 and $1,405	78,373	83,311
Unbilled, net of allowances of $419 and $431	60,549	68,301
	138,922	151,612
Deferred income taxes	3,885	7,904
Other current assets	11,448	17,268
Total current assets	298,629	272,758
Investment in affiliates	26,431	20,086
Fixed assets, net	60,716	62,552
Deferred income taxes	101,214	54,758
Goodwill and intangible assets	20,878	18,430
Other assets	6,594	8,233

Total Assets	$514,462	$436,817

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$114,013	$134,998
Income taxes payable	15,308	14,589
Total current liabilities	129,321	149,587
Accrued retirement benefits	195,705	84,148
Deferred rent and accrued lease losses	4,608	3,660
Other noncurrent liabilities	33,091	40,201

Total Liabilities	362,725	277,596

Commitments and contingencies

Stockholders’ Equity
Preferred Stock — No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock — $.01 par value:
69,000,000 shares authorized; 33,087,880 and 20,212,449 issued and 32,943,156 and 20,029,115 outstanding	331	202
Class B-1 Common Stock — $.01 par value:
15,000,000 shares authorized; none issued and outstanding	—	—
Class B-2 Common Stock — $.01 par value:
15,000,000 shares authorized; none and 12,868,030 issued and outstanding	—	129
Additional paid-in capital	145,922	147,034
Treasury stock, at cost — 144,724 and 183,334 shares	(2,956)	(3,076)
Retained earnings	77,517	20,351
Accumulated other comprehensive loss	(69,077)	(5,419)
Total Stockholders’ Equity	151,737	159,221

Total Liabilities and Stockholders’ Equity	$514,462	$436,817

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Year Ended June 30
	2003	2002	2001

Cash flows from operating activities:
Net income	$57,166	$47,084	$44,436
Adjustments to reconcile net income to net cash from operating activities:
Income from discontinued operations, net of income tax expense	(6,786)	—	—
Allowance for doubtful receivables from clients	7,859	4,541	7,062
Depreciation	19,205	19,887	19,445
Amortization of intangible assets	416	162	2,550
Provision for (benefit from) deferred income taxes	2,994	(5,995)	1,248
Income from affiliates	(5,787)	(2,866)	(3,780)
Distributions from affiliates	4,831	1,970	3,623
Other, net	(595)	(525)	2,250
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	4,831	(4,563)	(15,914)
Other current assets	5,594	(6,468)	678
Other assets	1,639	578	1,179
Accounts payable and accrued liabilities	(14,982)	(12,468)	(19,341)
Income taxes payable	(3,968)	967	1,779
Accrued retirement benefits	(1,855)	6,488	(1,802)
Deferred rent and accrued lease losses	948	176	(1,972)
Other noncurrent liabilities	3,201	2,616	1,731
Net cash from operating activities	74,711	51,584	43,172
Cash flows used in investing activities:
Purchases of fixed assets	(17,505)	(31,557)	(29,486)
Proceeds from sale of fixed assets	40	144	681
Proceeds from divestitures	1,281	1,747	386
Acquisitions and contingent consideration payments	(2,310)	(5,262)	(7,992)
Investments in affiliates	(3,661)	(1,700)	—
Net cash used in investing activities	(22,155)	(36,628)	(36,411)
Cash flows (used in) from financing activities:
Issuances of common stock — exercises of stock options	714	429	—
Issuances of common stock — employee stock purchase plan	6,408	1,448	—
Issuances of common stock — initial public offering and secondary offering	—	—	36,869
Repurchases of common stock	(13,824)	(4,521)	—
Net repurchases of redeemable common stock	—	—	(118)
Net cash (used in) from financing activities	(6,702)	(2,644)	36,751
Effect of exchange rates on cash	2,546	1,927	(3,187)
Increase in cash and cash equivalents	48,400	14,239	40,325
Cash and cash equivalents at beginning of year	95,974	81,735	41,410
Cash and cash equivalents at end of year	$144,374	$95,974	$81,735

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Permanent Stockholders’ Equity and Redeemable Common Stock

(Thousands of U.S. Dollars)

	Redeemable Common Stock	Retained Earnings (Accumulated Deficit)	Adjustment for Redemption Value (Greater)/Less Than Amounts Paid in by Stockholders	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive (Loss)/Income	Total

Balance at June 30, 2000	$115,480	$(71,063)	$(6,097)						$(3,949)	$(81,109)

Effect of repurchases of 21,540 shares of redeemable common stock	(146)	(106)	106							—
Effect of issuance of 20,000 shares of redeemable common stock	134									—
Adjustment of redemption value for change in formula book value per share			(118)							(118)
Elimination of redeemable feature of common stock and 2-for-1 share exchange	(115,468)		6,109	$—	$148	$148	$109,063	$—		115,468
Reclassification for sale of 3,118,500 shares by existing stockholders				32	(16)	(16)				—
Proceeds from sale of 3,321,500 shares, net of offering costs				33			34,993			35,026
Non-cash compensation charge related to the sale of 44,796 shares of redeemable common stock prior to the initial public offering							751			751
Reclassification for sale of 2,845,715 shares by existing stockholders				28	(28)					—
Proceeds from sale of 104,285 shares, net of offering costs				1			1,842			1,843
Comprehensive income:
Net income		44,436								44,436
Foreign currency translation adjustment									(4,412)	(4,412)
Total comprehensive income										40,024

Balance at June 30, 2001	—	(26,733)	—	94	104	132	146,649	—	(8,361)	111,885

Comprehensive Income:
Net income		47,084								47,084
Foreign currency translation adjustment									2,942	2,942
Total comprehensive income										50,026
Reclassification for sale of 442,500 shares by existing stockholders				4	(4)					—
Transfer restriction expiration of 9,956,140 shares				100	(100)					—

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Permanent Stockholders’ Equity and Redeemable Common Stock

(Thousands of U.S. Dollars)

	Redeemable Common Stock	Retained Earnings (Accumulated Deficit)	Adjustment for Redemption Value (Greater)/Less Than Amounts Paid in by Stockholders	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive (Loss)/Income	Total
Conversion of 333,498 shares held by Watson Wyatt LLP for distribution to its partners				3		(3)				—
Distribution of 62,600 shares from Watson Wyatt LLP to Watson Wyatt & Company Holdings								(209)		(209)
Repurchase of Class A shares								(4,521)		(4,521)
Issuances of common stock — exercises of common stock options				1			428			429
Issuances of common stock — employee stock purchase plan							(206)	1,654		1,448
Tax benefit of exercise of common stock options							163			163

Balance at June 30, 2002		20,351	—	202	—	129	147,034	(3,076)	(5,419)	159,221

Comprehensive loss:
Net income		57,166								57,166
Additional minimum pension liability									(67,869)	(67,869)
Foreign currency translation adjustment									4,211	4,211
Total comprehensive loss										(6,492)
Transfer restriction expiration of 12,745,015 shares				127		(127)				—
Repurchases of common stock				2		(2)		(13,824)		(13,824)
Issuances of common stock — exercises of common stock options							(205)	919		714
Issuances of common stock — employee stock purchase plan							(1,347)	7,755		6,408
Issuances of common stock - deferred stock units							285	5,021		5,306
Issuance of common stock to outside directors							(42)	249		207
Tax benefit of exercise of common stock options							197			197

Balance at June 30, 2003		$77,517	$—	$331	$—	$—	$145,922	$(2,956)	$(69,077)	$151,737

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements

(Tabular Amounts in Thousands of U.S. Dollars Except Share and Percentage Data)

Note 1 - Summary of Significant Accounting Policies

Nature of the Business - Watson Wyatt & Company Holdings (collectively referred to as “we”, “Watson Wyatt” or the “Company”), together with our subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource-related technology consulting.

Principles of Consolidation - Our consolidated financial statements include the accounts of the Company and our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.  Investments in affiliated companies over which we have the ability to exercise significant influence are accounted for using the equity method.

Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used when accounting for revenue, allowances for uncollectible receivables, investments in affiliates, depreciation and amortization, profits on long-term contracts, asset write-downs, employee benefit plans, taxes, accruals for premiums for professional liability insurance, accruals for estimated losses related to reported and unreported professional liability claims and discontinued operations.

Reclassifications - Certain amounts previously presented have been reclassified to conform to the current presentation.

Cash and Cash Equivalents - We consider short-term, highly-liquid investments with original maturities of 90 days or less to be cash equivalents.  Such investments were $114.9 million at June 30, 2003, and $74.4 million at June 30, 2002.

Receivables from Clients - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at full billing rates less an allowance for unbillable amounts.

Revenue Recognition - Revenues include fees primarily generated from consulting services provided in the areas of employee benefits, human capital strategies and related technology solutions.  We recognize revenue from these consulting engagements either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.

Revenue is recognized on time-and-materials engagements to the extent of billable rates times hours delivered plus expenses incurred.  For fixed-fee engagements, we periodically review ongoing engagements in order to assess the accuracy of our estimates-to-complete.  Revenue recognition is affected by a number of factors including a change in the estimated amount of effort required to complete the project and/or changes in scope, the staffing on the engagement and/or the level of client participation.  This review requires us to make judgments and estimates regarding the overall profitability and stage of project completion which, in turn, affects how we recognize revenue.  To the extent that our estimates change for a particular engagement, we record the cumulative effect of the change in the period in which it becomes known.  The Company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than total estimated direct and indirect costs associated with the engagement.  Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

The Company has developed various software programs and technologies that are provided to clients in connection with consulting services.  We recognize revenue for such services as time is incurred because the services are considered essential to the functionality of the software.

Revenues recognized in excess of billings are recorded as unbilled accounts receivable.  Cash collections in excess of revenues recognized are recorded as deferred revenues until the revenue recognition criteria are met.  Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenues.  Provisions for bad debts and related allowances are recorded as a reduction to revenues.

Other Non-operating Income - Non-operating income for the year ended June 30, 2003, included the payment of a $0.6 million contingent gain from the sale of our U.S.-based public plan retirement business.  Non-operating income for fiscal year 2002 included cash received of $1.0 million related to this sale, and also a $1.2 million gain on the sale of common stock that the Company received as a result of the demutualization of a health and general insurance provider.

Foreign Currency Translation - Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the Consolidated Statements of Operations.  Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.  Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year.  Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.

Fair Value of Financial Instruments - The carrying amount of our cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.  There were no borrowings outstanding under our revolving credit agreement at June 30, 2003, or June 30, 2002.  There were no events of default that would require us to satisfy the guarantees described in Note 9.  We do not use derivative instruments as a hedging strategy or for any other purpose.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents, short-term investments and receivables from clients.  We invest our excess cash in financial instruments with short-term ratings no lower than A1/P1 or equivalent.  Concentrations of credit risk with respect to receivables from clients are limited due to our large number of clients and their dispersion across many industries and geographic regions.

Incurred But Not Reported (IBNR) Claims - The Company accrues for IBNR professional liability claims that are estimable and probable, and for which we have not yet contracted for insurance coverage.  Additionally, the Company records an accrual for amounts owed to its captive insurance company.  Such amounts generally approximate 75 percent of claims loss experience.

Stock-based Compensation - We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for stock options issued under the 2000 Long-term Incentive Plan and the 2001 Employee Stock Purchase Plan.  Compensation expense for the 2000 Long-term Incentive Plan, if any, would be recorded and measured as the difference between the fair market value of the stock at the date of the grant and the option price.  The compensation expense would be recognized over the five-year vesting period identified in the plan.  For any cash-based, non-stock awards, such as stock appreciation rights, compensation expense will be recognized over the vesting period to the extent that the market price of the stock increases.  We have elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

As required by FAS 123, the Company has determined pro forma net income and earnings per share as if the Company had accounted for its stock compensation plans under the fair value method of FAS 123.  The Company estimated compensation expense for its Stock Purchase Plan based on the 15 percent discounted purchase price offered to employees enrolled in the plan, which approximates fair value.  For the Stock Option Plan, the Company uses the Black-Scholes option valuation model to calculate the fair value of options granted for pro forma disclosure purposes.  Using the Black-Scholes model, the weighted average fair value of options granted during fiscal year 2002 was $8.00 per option, and $5.26 per option for fiscal year 2001.  No options were granted during fiscal year 2003.  The following assumptions were used in the calculation:

	2002	2001

Expected dividend yield	0%	0%
Volatility	40%	40%
Risk free interest rate	4.12%	5.79%
Expected life	4 years	4 years

The table below reflects the pro forma effect on net income and earnings per share for fiscal years 2003, 2002 and 2001, as if the Company were to recognize compensation expense under the “fair-value-based method” of FAS 123.

	Year Ended June 30
	2003	2002	2001

Net income, as reported	$57,166	$47,084	$44,436
Add: Stock-based compensation expense included in reported net income, net of related tax effects	66	30	22
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,518)	(1,315)	(707)

Pro forma net income	$55,714	$45,799	$43,751

Earnings per share:
Basic — as reported	$1.73	$1.43	$1.39
Basic — pro forma	$1.69	$1.39	$1.36

Diluted — as reported	$1.72	$1.41	$1.37
Diluted — pro forma	$1.67	$1.37	$1.35

The Company does not currently intend to issue further stock options under the 2000 Long-term Incentive Plan.  Deferred Stock Units are now granted to senior employees of the Company in lieu of a portion of their annual fiscal year-end bonus.  All deferred stock units issued in connection with the 2001 Deferred Stock Unit Plan were fully vested upon issuance.  Each stock unit represents one share of common stock to the recipient.  Compensation expense is determined by the value of the stock at the date of the grant.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148).  FAS 148 provides additional transition guidance for those entities that elect to expense stock options pursuant to FAS 123, “Accounting for Stock-Based Compensation”.  The Company has adopted the disclosure provisions of FAS 148 and as a result provides pro forma information on a quarterly basis regarding stock-based employee compensation costs.

Earnings per Share - The computation of basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  See Note 15 for identification of the components of basic and diluted earnings per share.

Goodwill and Intangible Assets - Watson Wyatt has historically applied the purchase method of accounting to its acquisitions.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill and indefinite-lived intangible assets are no longer amortized, but must be assessed at least annually for impairment beginning in the year of adoption.  The Company adopted FAS 142 and completed its transitional impairment testing of goodwill in July

2001 for all of its reporting units and concluded that no impairment of goodwill existed.  Annual impairment tests have subsequently been performed in the third quarter of the Company’s fiscal year, and the Company has determined that no impairment of goodwill exists.  FAS 142 also provides that other intangible assets that have finite useful lives will continue to be amortized over their useful lives.  See Note 11 for the impact of this pronouncement on our financial results.

Recent Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146).  FAS 146 provides further guidance regarding requirements for recognition of a liability for costs associated with an exit or disposal activity and is effective for all exit or disposal activities initiated after December 31, 2002.  The adoption of FAS 146 has not had a material effect on the Company’s financial performance or condition.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), which clarified existing guidance from the FASB regarding a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of the interpretation are effective for all periods that end after December 15, 2002, and provisions for recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  Management has reviewed guarantees issued by the Company and has provided relevant disclosure in Note 14 based on those types of guarantees which the Company currently has in place.  The adoption of FIN 45 has not had a material effect on the Company’s financial performance or condition.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and pre-existing variable interest entities as of July 1, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Management does not believe that the adoption of FIN 46 will have an effect on the Company’s financial performance or condition.

In May 2003, the FASB ratified the Emerging Issues Task Force’s Issue 03-3, “Applicability of EITF Abstracts, Topic No. D-79, ‘Accounting for Retroactive Insurance Contracts Purchase by Entities Other Than Insurance Enterprises,’ to Claims-Made Policies” (EITF 03-3) regarding the accounting for claims-made insurance by the insured party.  Management has reviewed its claims-made insurance policy in light of the guidance provided by EITF 03-3 and has concluded that this pronouncement will require the Company to continue to account for its premiums to PCIC using prospective insurance accounting for premiums paid, at least through fiscal 2004 and under the insurance as presently structured.

Note 2 - Initial Public Offering and Common Stock

In October 2000, we completed an initial public offering (“IPO”) of our Class A common stock. In conjunction with this offering, on October 16, 2000, we completed changes in our corporate structure involving the merger of Watson Wyatt & Company with WW Merger Subsidiary, Inc., a wholly-owned subsidiary of Watson Wyatt & Company Holdings.  As a result, Watson Wyatt & Company is now a wholly-owned subsidiary of Watson Wyatt & Company Holdings.

At the time of the reorganization, each share of Watson Wyatt & Company’s redeemable common stock was converted into one share of Class B-1 common stock and one share of Class B-2 common stock of Watson Wyatt & Company Holdings. The Class B common stock was divided into two classes to accommodate different transfer restriction periods.  A total of 9,956,140 Class B-1 and 12,745,015 Class B-2 shares were automatically converted to Class A shares as the relevant 12- and 24 -month transfer restrictions expired on October 16, 2001 and 2002.

In conjunction with our initial public offering, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  The agreements restrict transfers of all shares held by such persons immediately following the offering, and the restrictions terminate as to 25 percent of such shares on each of the first, second, third and fourth anniversaries of the consummation of the public offering.  As a result of these agreements, 3,894,528 Class A shares are currently restricted, of which 1,947,272 will become freely transferable in October 2003 and 1,947,256 will become freely transferable in October 2004.

The two-for-one share conversion and the elimination of the redeemable feature of Watson Wyatt & Company’s redeemable common stock has been reflected in the weighted average shares of common stock included on the Consolidated Statements of Operations for the year ended June 30, 2001, as if the conversion were effective at the beginning of the period.

Note 3 - Cash Flow Information

Net cash from operating activities in the Consolidated Statements of Cash Flows includes cash payments for the following:

	Year Ended June 30
	2003	2002	2001

Interest expense	$787	$1,376	$1,491
Income taxes	36,272	36,574	30,660

Note 4 - Investments in Affiliates

Although we operate globally as an alliance with our affiliates, the revenues and operating expenses in the Consolidated Statements of Operations only reflect the results of operations of Watson Wyatt & Company Holdings.  Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the “Income from affiliates” line, in the Consolidated Statements of Operations.

Entities accounted for under the equity method and our investments in those affiliates are as follows:

	June 30
	2003	2002

Watson Wyatt LLP	$15,268	$14,171
Watson Wyatt Holdings (Europe) Limited	6,274	4,375
Professional Consultants Insurance Company, Inc.	4,889	1,540

Total investment in affiliates	$26,431	$20,086

Watson Wyatt LLP and Watson Wyatt Holdings (Europe) Limited

Our principal affiliates are Watson Wyatt LLP (Watsons) and Watson Wyatt Holdings (Europe) Limited (WWHE).  Our interest in Watsons is an investment in a limited liability partnership with a 10 percent interest in Watsons’ defined profit pool.  We own 25 percent of WWHE while Watsons owns the remaining 75 percent.  We retain the ability to exercise significant influence over Watsons and WWHE.  As of June 30, 2003, we had net receivables from Watsons and WWHE of $0.4 million and $0.4 million, respectively.  As of June 30, 2002, we had net receivables from Watsons and WWHE of $0.9 million and $0.5 million, respectively.

Our investment balance in WWHE reflects our initial investment, our 25 percent share of their cumulative net loss and a note receivable that we carry on our balance sheet at $7.8 million.  The note is collateralized by the assets and performance of WWHE and calls for principal and unpaid interest to be paid in 2020.  In light of the historical performance of WWHE, the Company has not recognized interest income for the note.  If the Company had recognized interest income for the note, its carrying value, including accrued unpaid interest, would approximate £12.7 million, or approximately $21 million, as of June 30, 2003.  We evaluate the WWHE investment on a quarterly and annual basis and have determined that the current carrying value of the WWHE investment is recoverable.  We provided a capital infusion to WWHE of £1.25 million (approximately $2.0 million) in the first quarter of fiscal year 2003.

Professional Consultants Insurance Company, Inc.

Professional Consultants Insurance Company, Inc. (PCIC), was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.

Capital contributions to PCIC are required when approved by a majority of its stockholders.  Our initial investment included a $500,000 cash contribution and a $1,500,000 letter of credit.  In July 2002, the stockholders agreed to provide additional capital contributions in exchange for additional shares.  As payment for those shares, in July 2002 we contributed $1,700,000 in cash and provided a letter of credit for $1,700,000, and in June 2003, we contributed an additional $1,700,000 in cash and provided an additional letter of credit for $1,700,000.  As of June 30, 2003, the Company has designated PCIC as the beneficiary on a total of $4.9 million of letters of credit.  Our ownership interest in PCIC as of June 30, 2003 and 2002, was 34.8 percent and 27.4 percent, respectively.

The current president of PCIC is our Vice President and General Counsel.  This role is held on a rotating basis by a designated individual from the respective owner firms, without compensation from PCIC.

The Company’s pre-tax income from affiliates includes the following:

	Year Ended June 30
	2003	2002	2001

Equity in income from affiliates	$5,787	$2,866	$3,991
Amortization of basis differential	—	—	(211)

Income from affiliates	$5,787	$2,866	$3,780

Combined summarized balance sheet information at June 30 for the Company’s affiliates follows:

	2003	2002

Current assets	$204,451	$155,488
Noncurrent assets	128,744	163,090

Total assets	$333,195	$318,578

Current liabilities	$77,008	$64,090
Noncurrent liabilities	149,650	185,020
Stockholders’ equity	106,537	69,468

Total liabilities and stockholders’ equity	$333,195	$318,578

Income from affiliates includes our proportionate share of income from these equity investments.  Combined summarized operating results for the years ended June 30, reported by the affiliates, follow:

	2003	2002	2001

Revenue	$354,890	$291,951	$254,699
Operating expenses	254,752	223,422	187,395

Income before taxes	100,138	68,529	67,304

Net income	$97,607	$68,997	$65,784

Note 5 - Fixed Assets

Furniture, fixtures, equipment and leasehold improvements are recorded at cost and presented net of accumulated depreciation or amortization.  Furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over lives ranging from three to seven years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the assets’ lives.

The components of fixed assets are:

	June 30
	2003	2002

Furniture, fixtures and equipment	$106,820	$101,286
Leasehold improvements	46,376	45,002
	153,196	146,288
Less: accumulated depreciation and amortization	(92,480)	(83,736)

Fixed assets, net	$60,716	$62,552

NOTE 6 - RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (United States, Canada, Hong Kong and U.K.), benefits are based on the number of years of service and the associates’ compensation during the three highest paid consecutive years of service.  The non-qualified plan provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement which is reflected in the balance sheet.  Included in the results is our U.K. plan, which is inactive but is part of the additional minimum pension liability reported on the Consolidated Balance Sheets.

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost.  The excess of net periodic pension cost over such contributions and direct benefit payments under non-qualified plan provisions is accrued by the Company. In the second and fourth quarters of fiscal year 2003, the Company made voluntary pension contributions to its U.S. plan of $12.0 million and $10.0 million, respectively. The Company made no voluntary pension contribution to the U.S. plan in fiscal year 2002. The Company made contributions to its Hong Kong plan in fiscal years 2003 and 2002 of $1.1 million and $1.9 million, respectively, and to its U.K. plan in fiscal years 2003 and 2002 of $1.1 million and $0.2 million, respectively.

The fair value of plan assets is based on the market value of domestic equity, international equity and fixed income securities that are in the pension portfolio.  To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.

The non-current portions of accrued costs related to our principal retirement plans reflected in the Company’s Consolidated Balance Sheets are:

	June 30
	2003	2002

Defined benefit retirement plans	$143,730	$32,481
Canadian Separation Allowance Plan	4,847	4,670
Postretirement benefits other than pensions	47,128	46,997

Accrued retirement benefits	$195,705	$84,148

The assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, included the following at the end of the past three fiscal years:

	Year Ended June 30
	2003	2002	2001

Discount rate	6.00%	7.25%	7.25%
Return on assets	9.00%	10.00%	10.00%
Rate of increase in compensation	3.09%	4.34%	5.34%

The Company calculates the net periodic benefit costs for a given fiscal year based on assumptions established at the end of the previous fiscal year.  Actuarial gains and losses associated with changing any of these assumptions are not recognized immediately; instead they are accumulated as part of the unrecognized net loss/(gain) balance and amortized into the net periodic pension expense over the average remaining service period of participating employees.

Net periodic pension cost consists of the following components reflected as expense in the Company’s Consolidated Statements of Operations:

	Year Ended June 30
	2003	2002	2001

Service cost	$26,201	$27,751	$25,432
Interest cost	33,564	32,540	29,645
Expected return on plan assets	(37,466)	(41,506)	(46,303)
Amortization of transition obligation	199	213	202
Amortization of net unrecognized losses/(gains)	4,760	(164)	(8,360)
Amortization of prior service cost	582	545	2,018

Net periodic pension cost	$27,840	$19,379	$2,634

The following table summarizes benefit obligations associated with the qualified and non-qualified plans:

	June 30, 2003		June 30, 2002
	Qualified	Non-qualified	Qualified	Non-qualified

Accumulated benefit obligation	$458,596	$63,740	$343,751	$48,029

Projected benefit obligation at beginning of year	$393,038	$74,829	$355,077	$107,252
Service cost	20,055	6,146	19,508	8,243
Interest cost	28,054	5,510	25,767	6,772
Actuarial losses/(gains)	62,070	6,626	(3,784)	(29,608)
Benefit payments	(14,026)	(4,708)	(13,134)	(10,073)
Plan amendments	(10,422)	(9,786)	6,101	(7,169)
Other	2,506	330	1,967	(610)
Foreign currency adjustment	4,950	1,371	1,536	22
Projected benefit obligation at end of year	$486,225	$80,318	$393,038	$74,829

Plan amendments are changes in the pension plan that will either increase or decrease future retirement benefits for work performed in prior periods.  In fiscal year 2003, we amended the plans for early retirement eligibility provisions, early retirement factors and the averaging period for pay.  In fiscal year 2002, we amended the plans to reflect the changes to the maximum benefit and compensation limits under the Economic Growth and Tax Relief Reconciliation Act (EGTRRA) enacted in June 2001.  The unrecognized prior service cost is the cumulative prior service costs and benefits from amendments to the pension plans that have not yet been recognized in the financial statements.

The following table summarizes plan assets associated with the qualified and non-qualified plans:

	June 30, 2003		June 30, 2002
	Qualified	Non-qualified	Qualified	Non-qualified

Fair value of plan assets at beginning of year	$386,830	$—	$430,664	$—
Actual return on plan assets	3,036	—	(34,097)	—
Company contributions	24,281	4,708	2,029	10,073
Benefit payments	(14,026)	(4,708)	(13,134)	(10,073)
Foreign currency adjustment	5,218	—	1,368	—
Fair value of plan assets at end of year	$405,339	$—	$386,830	$—

The following table summarizes the funding status associated with the qualified and non-qualified plans:

	June 30, 2003		June 30, 2002
	Qualified	Non-qualified	Qualified	Non-qualified

Funded status at end of year	$(80,886)	$(80,318)	$(6,208)	$(74,829)
Unrecognized prior service cost	(11,269)	(3,872)	(1,643)	7,309
Unrecognized net loss/(gain)	157,476	(9,425)	63,403	(17,737)
Unrecognized transition obligation/(asset)	(301)	263	(103)	297
Net amount recognized	$65,020	$(93,352)	$55,449	$(84,960)

The unrecognized amounts represent the actual changes in the estimated PBO and plan assets that have not yet been recognized in either the balance sheet or the income statement.  Any differences between actual and assumed results are amortized into the net periodic pension expense over the average remaining service period of participating employees.

The Company recorded an additional minimum pension liability of $113.4 million, an intangible asset of $0.1 million, a reduction to Stockholders’ Equity of $67.9 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $45.4 million.  A market deterioration in future periods, and/or a decrease in long-term interest rates, could make the additional minimum pension liability larger.  Likewise, a market recovery in future periods, and/or an increase in long-term interest rates, could reverse a portion or all of this charge.  Our Canadian and Hong Kong pension plan assets are greater than their associated accumulated benefit obligation as of June 30, 2003, and thus do not require the recording of additional minimum pension liabilities.

The table below summarizes the amounts reflected in our Consolidated Balance Sheets for the period indicated:

	June 30
	2003	2002

Prepaid (accrued) benefit cost	$(40,424)	$55,449
Accrued benefit liability	(7,967)	—
Intangible asset	113	—
Accumulated other comprehensive loss, prior to income tax benefit	113,298	—
Net amount recognized	$65,020	$55,449

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates.  Under such plan, we have matched employee contributions at 50 percent of the first 6 percent of total pay, which includes base salary, overtime and annual performance-based bonuses.  Vesting of the Company match occurs after three years for new employees and is 100 percent for all employees hired before January 1, 1997.  The expense in fiscal years 2003, 2002 and 2001 was $7.4 million, $7.9 million and $6.6 million, respectively.  Effective July 1, 2003, the Company match has been suspended.  Under the plan, we also have the ability to make discretionary profit-sharing contributions.  We made no profit-sharing contributions during fiscal years 2003, 2002 and 2001.  We also sponsor a Canadian Separation Allowance Plan (CSAP) that provides retirement benefits to substantially all Canadian associates.  The CSAP is an unfunded benefit plan; as such, the amounts due to associates are recorded as a liability in the Consolidated Balance Sheets of the Company.  CSAP expense for fiscal years 2003, 2002 and 2001 amounted to $264,000, $328,000 and $357,000, respectively.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates.  We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.  The liability totaled $2.7 million and $3.4 million at June 30, 2003, and June 30, 2002, respectively, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Postretirement Benefits

We provide certain health care and life insurance benefits for retired associates.  The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal plans are unfunded.

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following over the past three fiscal years:

	Year Ended June 30
	2003	2002	2001

Health care cost trend, accumulated benefit obligation:
Pre-65 benefits (decreasing to 5.00% for 2009 and thereafter)	10.00%	7.00%	7.50%
Post-65 benefits (decreasing to 5.00% for 2009 and thereafter)	10.00%	7.60%	8.30%
Discount rate, accumulated benefit obligation postretirement benefit	6.00%	7.25%	7.25%

Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating employees, which is approximately 16 years.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost in fiscal year 2003	$288	$(261)
Effect on accumulated postretirement benefit obligation as of June 30, 2003	1,951	(1,821)

Net periodic postretirement benefit cost consists of the following components reflected as expense in the Company’s Consolidated Statements of Operations:

	Year Ended June 30
	2003	2002	2001

Service cost	$1,769	$1,771	$1,814
Interest cost	2,514	2,362	2,294
Amortization of transition obligation	46	44	45
Amortization of net unrecognized gains	(516)	(877)	(835)
Amortization of prior service cost	(464)	(129)	(128)

Net periodic postretirement benefit cost	$3,349	$3,171	$3,190

The following table sets forth the changes in the accumulated postretirement benefit obligation:

	June 30
	2003	2002

Benefit obligation at beginning of year	$38,488	$34,986
Service cost	1,769	1,771
Interest cost	2,514	2,362
Participant contributions	171	260
Actuarial losses (gains)	5,147	549
Benefit payments	(3,088)	(2,338)
Plan amendments	(6,653)	—
Other	441	856
Foreign currency adjustment	757	42
Benefit obligation at end of year	$39,546	$38,488

Plan amendments are changes in the postretirement plan that will either increase or decrease future benefits for work performed in prior periods.  In fiscal year 2003, we amended the plan to include changes in the prescription drug plan, changes in pre-65 medical benefits and revisions to contribution schedules for existing and future retirees.

The following table sets forth the changes in the Company contributions and benefit payments for the postretirement plan:

	June 30
	2003	2002

Fair value of plan assets at beginning of year	$—	$—
Company contributions	2,917	2,078
Participant contributions	171	260
Benefit payments	(3,088)	(2,338)
Fair value of plan assets at end of year	$—	$—

The following table sets forth the changes in the funded status in the postretirement plan:

	June 30
	2003	2002

Funded status at end of year	$(39,546)	$(38,488)
Unrecognized net gain	(4,244)	(10,477)
Unrecognized prior service cost	(7,134)	(948)
Unrecognized transition obligation	468	495
Net accrued postretirement liability	$(50,456)	$(49,418)

The unrecognized prior service cost represents the cumulative prior service costs and benefits from amendments to the postretirement plan which have not yet been recognized in the financial statements.

Previous amendments are being amortized and included in the net periodic postretirement benefit costs over the average remaining service period of participating employees, which is approximately eight years.

Note 7 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	June 30
	2003	2002

Accounts payable and accrued liabilities	$44,333	$46,212
Accrued salaries and bonuses	41,816	56,080
Current portion of defined benefit retirement plans and postretirement benefits other than pensions	3,754	3,198
Accrued vacation	15,610	15,313
Advance billings deferred revenue	8,500	14,195
Total accounts payable and accrued liabilities	$114,013	$134,998

Note 8 - Leases

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years.  We have entered into sublease agreements for some of our excess leased space.  Rental expense was $52.8 million, $51.1 million, and $46.6 million for fiscal years 2003, 2002 and 2001, respectively, inclusive of operating expenses related to such space and equipment.  Sublease income was $0.5 million, $3.4 million and $3.8 million for fiscal years 2003, 2002 and 2001, respectively.

Future minimum lease payments for operating lease commitments and anticipated cash inflows for sublease income are:

Fiscal Year	Lease Commitments	Sublease Income

2004	$39,432	$224
2005	35,292	15
2006	31,210	—
2007	26,902	—
2008	24,005	—
Thereafter	78,965	—
	$235,806	$239

We evaluate office capacity on an ongoing basis to meet changing needs in our markets while minimizing our occupancy expense.  The Company currently has excess capacity in several markets and is actively marketing certain space for sublease.  The current economic downturn has generally caused lease rates to decline since the time such leases were signed, which may cause the Company to recognize losses to the extent that the Company enters into sublease agreements and future minimum lease payments exceed future sublease income.

Note 9 - Line of Credit

The Company has a $100.0 million revolving credit facility with a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.25 percent of the facility that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the Company’s revolving credit facility as of June 30, 2003, or June 30, 2002.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries.  The lenders supporting the credit facility agreed to an amendment of the minimum net worth covenant effective June 30, 2003, such that we would avoid a default that would have resulted from recording an additional minimum pension liability in the fourth quarter of fiscal year 2003.  As a result, we were in compliance with all covenants under the credit facility as of June 30, 2003.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility is currently unavailable for operating needs.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.  The credit facility is scheduled to mature on June 25, 2005.

Additionally, the Company guarantees a credit facility that provided loans to associates for stock purchased under our former Stock Purchase Program.  This program was discontinued in conjunction with our initial public offering in October 2000.  As a result, the facility permanently decreases as the loans are repaid.  The maximum available borrowings and aggregate outstanding balances under this facility were $1.0 million and $2.9 million at June 30, 2003, and June 30, 2002, respectively.  A total of 889,000 and 2,731,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at June 30, 2003, and June 30, 2002, respectively.

Note 10 - Employee Stock Plans and Equity

2000 Long-term Incentive Plan

On June 26, 2000, the Company adopted the Watson Wyatt & Company Holdings 2000 Long-term Incentive Plan (the “Stock Option Plan”), which provides for the granting of non-qualified stock options and stock appreciation rights (collectively referred to as “awards”) to full-time associates of the Company and to non-associate members of the Board of Directors.  The total number of shares of Common Stock awards that may be granted under the Stock Option Plan is 4,500,000 shares.  Prior to adopting the Stock Option Plan, the Company had no outstanding options.

The stock option agreements have a seven-year life and vest 20 percent at each option anniversary date over a five-year period.  All options under the Stock Option Plan were granted with an exercise price equal to the stock’s fair market value on the date of grant.  Generally, the number of options granted to associates was based on a percentage of annual compensation.  The Company does not currently intend to issue further stock options under the Stock Option Plan.

The table below presents stock option activity since the inception of the plan:

	Number of Shares	Weighted Average Exercise Price
	(in 000’s)

Outstanding at June 30, 2000	—	$—
Granted	1,932	13.41
Exercised	—	—
Forfeited	(157)	12.90
Expired	—	—

Outstanding at June 30, 2001	1,775	$13.45
Granted	19	21.76
Exercised	(38)	12.63
Forfeited	(217)	13.79
Expired	—	—

Outstanding at June 30, 2002	1,539	$13.51
Granted	—	—
Exercised	(54)	12.63
Forfeited	(143)	14.60
Expired	—	—

Outstanding at June 30, 2003	1,342	$13.43

At June 30, 2003, there were 519,609 options exercisable at a weighted average price of $13.32.  The table below presents additional information about the options outstanding and exercisable at June 30, 2003:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
	(in 000’s)			(in 000’s)

$10.00 - $15.00	1,195	$12.50	4.2	468	$12.50
$15.01 - $20.00	53	18.06	4.6	21	18.13
$20.01 - $25.00	92	22.50	4.7	31	22.32
$25.01 - $30.00	2	26.50	5.1	—	—

$10.00 - $30.00	1,342			520

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was approved at the annual stockholders’ meeting on November 5, 2001.  The Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986 of the United States of America, originally provided for the issuance of up to 750,000 shares of the Company’s common stock.  In April 2003, the Board of Directors approved an additional 1,500,000 shares for issuance under this plan.  The Company will seek stockholder approval of these additional shares at our annual meeting to be held on November 17, 2003.  Full-time and regular part-time employees are eligible to participate in the Stock Purchase Plan through payroll deductions of up to 10 percent of each participant’s compensation, subject to certain restrictions.  Under the plan, four three-month offering periods are to be held during each fiscal year beginning each November 1, February 1, May 1 and August 1.  A summary of stock purchased under the Stock Purchase Plan is shown below for fiscal years 2003 and 2002:

	2003	2002

Aggregate purchase price (in 000’s)	$6,408	$1,448
Shares purchased (in 000’s)	393	79
Employee participants	1,175	1,040

The purchase price for shares of common stock to be purchased during any offering period is the lower of 85 percent of the fair market value of common stock on the beginning date and ending date of each offering period.  Shares of common stock acquired pursuant to the Stock Purchase Plan may not be disposed of by the participant for at least three months following the exercise date.

2001 Deferred Stock Unit Plan for Selected Employees

On November 5, 2001, the 2001 Deferred Stock Unit Plan for Selected Employees (the “Stock Unit Plan”) was approved at the annual meeting of stockholders.  The Stock Unit Plan is intended to provide senior associates of the Company with additional incentives by permitting the Company to grant them an equity interest in the Company in the form of deferred stock units, in lieu of a portion of their annual fiscal year end bonus, typically paid in September of each year. Each stock unit represents one share of common stock.  The total number of shares authorized for issuance in payment of deferred stock units under the Stock Unit Plan is 1,500,000 shares.

Deferred stock units were granted in September 2002 and 2003 and vested immediately.  Vesting of future awards is at the discretion of the Company, with such determination being made prior to issuance of the deferred stock units.

Compensation Plan for Outside Directors

In November 2001, the Board of Directors approved the Compensation Plan for Outside Directors (the “Director's Plan”) which provides for the cash and stock compensation of outside Directors.  Under the Director's Plan, outside Directors are initially paid in shares of the Company's common stock, or in a combination of cash and shares, quarterly (at the completed quarter-end share price) for services during the preceding quarter.  The total number of shares reserved for issuance under the Director's Plan is 50,000 shares.  In August 2003, the Board of Directors approved amendments to the Plan that included an increase in the compensation of the outside Directors and an annual grant of Company stock.  The Company will seek stockholder approval of amendments to the Plan at our annual meeting to be held on November 17, 2003.

Note 11 - Goodwill and Intangible Assets

The following table reflects consolidated results adjusted as though the adoption of FAS 142 occurred as of July 1, 2000:

	Year ended June 30
	2003	2002	2001

Net income, as reported	$57,166	$47,084	$44,436
Goodwill amortization, net of tax	—	—	1,408
Equity method goodwill amortization, net of tax	—	—	119

Net income, as adjusted	$57,166	$47,084	$45,963

Basic earnings per share, as reported	$1.73	$1.43	$1.39
Goodwill amortization, net of tax	—	—	0.05
Equity method goodwill amortization, net of tax	—	—	—

Basic earnings per share, as adjusted	$1.73	$1.43	$1.44

Diluted earnings per share, as reported	$1.72	$1.41	$1.37
Goodwill amortization, net of tax	—	—	0.05
Equity method goodwill amortization, net of tax	—	—	—

Diluted earnings per share, as adjusted	$1.72	$1.41	$1.42

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2002 and 2003, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total

Balance as of June 30, 2001	$10,807	$724	$59	$19	$1,214	$12,823
Goodwill recorded during the period	3,888	225	—	283	—	4,396
Impairment loss	—	—	—	—	—	—
Translation adjustment	(11)	—	—	(58)	—	(69)
Balance as of June 30, 2002	$14,684	$949	$59	$244	$1,214	$17,150
Goodwill recorded during the period	1,154	500	—	656	—	2,310
Impairment losses	—	—	—	—	—	—
Translation adjustment	440	—	10	79	—	529

Balance as of June 30, 2003	$16,278	$1,449	$69	$979	$1,214	$19,989

The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2002 and 2003:

	Non-contractual customer relationships	Non-compete agreements	Purchased software	Pension	Total

Balance as of June 30, 2001	$—	$453	$98	$—	$551
Intangible assets recorded during the period	891	—	—	—	891
Amortization expense	(25)	(92)	(45)	—	(162)
Translation adjustment	—	—	—	—	—
Balance as of June 30, 2002	$866	$361	$53	$—	$1,280
Intangible assets recorded during the period	—	—	—	113	113
Amortization expense	(298)	(92)	(26)	—	(416)
Translation adjustment	(88)	—	—	—	(88)
Balance as of June 30, 2003	$480	$269	$27	$113	$889

The following table reflects the carrying value of intangible assets at June 30, 2002 and 2003:

	Fiscal year 2003		Fiscal year 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets and intangible pension asset:
Non-contractual customer relationships	$778	$298	$891	$25
Non-compete agreements	672	403	672	311
Purchased software	125	98	125	72
Intangible pension asset	113	—	—	—

Total amortizable intangible assets	$1,688	$799	$1,688	$408

The change in the gross carrying amount of non-contractual customer relationships reflects translation adjustments.

The weighted average remaining life of amortizable intangible assets at June 30, 2003, was 2.5 years.  Estimated amortization expense for fiscal year 2004 and each of the three succeeding fiscal years is as follows:

Fiscal year ending June 30	Amount
2004	$323
2005	300
2006	131
2007	22

Note 12 - Income Taxes

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.  The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

The components of the income tax provision for continuing operations include:

	Year Ended June 30
	2003	2002	2001

Current tax expense:
U.S.	$26,159	$29,620	$21,441
State and local	6,234	6,367	5,653
Foreign	6,670	1,396	5,281
	39,063	37,383	32,375
Deferred tax (benefit) expense:
U.S.	(827)	(5,076)	1,010
State and local	(331)	(1,434)	81
Foreign	(2,890)	515	157
	(4,048)	(5,995)	1,248
Total provision for income taxes	$35,015	$31,388	$33,623

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2003, and June 30, 2002, are comprised of the following:

	June 30
	2003	2002

Change in accounting method	$(10,149)	$(20,353)
Foreign temporary differences	(629)	(1,120)
Other	(933)	(2,345)
Gross deferred tax liabilities	(11,711)	(23,818)

Depreciation and amortization	1,387	5,974
Accrued retirement benefits	81,333	37,909
Deferred rent	1,789	1,627
Foreign temporary differences	6,639	3,737
Foreign net operating loss carryforwards	4,676	3,264
Discontinued operations exit costs	1,634	6,272
Tax credit carryforwards	—	167
Other accrued liabilities	10,893	11,682
Accrued compensation	15,670	21,311

Gross deferred tax assets	124,021	91,943
Deferred tax assets valuation allowance	(7,211)	(5,463)
Net deferred tax asset	$105,099	$62,662

At June 30, 2003, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $15,731,000, of which $4,154,000 can be indefinitely carried forward under local statutes.  The remaining foreign loss carryforwards will expire, if unused, in varying amounts from 2004 through 2011.  The valuation allowance includes the tax effect of foreign net operating loss carryforwards $(4,676,000) and the tax effect of certain foreign temporary expenses $(2,535,000).

The net change in the valuation allowance of $1,748,000 in fiscal year 2003 and $(448,000) in fiscal year 2002 is due primarily to the tax effect of the change in realizable foreign tax credits, foreign net operating losses and deferred foreign expenses.

Domestic and foreign components of income from continuing operations before income taxes for each of the three years ended June 30 are as follows:

	2003	2002	2001

Domestic	$76,686	$73,786	$64,694
Foreign	8,709	4,686	13,365

	$85,395	$78,472	$78,059

The Company has not provided for deferred income taxes on undistributed earnings of foreign subsidiaries as these undistributed earnings are considered permanently invested in these entities.

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate.  The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30
	2003	2002	2001

Tax provision at U.S. federal statutory tax rate of 35 percent	$29,888	$27,465	$27,321
Increase (reduction) resulting from:
Foreign income subject to (lower) higher foreign tax rates	(541)	(1,491)	(148)
Tax benefit of foreign losses reserved, net	1,272	1,762	908
State income taxes, net of federal tax effect	3,416	3,206	3,727
Non-deductible amortization and other expenses	802	839	2,317
Tax credits	(409)	(452)	(1,042)
Other	587	59	540

Income tax provision	$35,015	$31,388	$33,623

Note 13 - Segment Information

In North America, the Company is primarily organized and managed by practice.  Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment.  Therefore, we have five reportable operating segments:

(1)	Benefits Group
(2)	Technology Solutions Group
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communication)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.  Certain prior-year data has been reclassified to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the year ended June 30, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$407,676	$94,367	$46,476	$76,435	$47,723	$672,677
Net operating income	99,390	12,652	1,223	3,843	1,402	118,510
Interest expense	575	48	77	11	37	748
Depreciation and amortization	11,208	3,475	1,494	2,544	4,426	23,147
Receivables	85,161	13,333	8,080	16,425	6,350	129,349

The table below presents specified information about reported segments as of and for the year ended June 30, 2002:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$400,307	$104,700	$47,155	$69,092	$56,278	$677,532
Net operating income (loss)	110,091	19,971	(6,216)	647	1,776	126,269
Interest expense	1,415	212	211	5	164	2,007
Depreciation and amortization	9,759	3,205	1,655	2,378	4,489	21,486
Receivables	89,569	16,094	9,140	15,159	8,863	138,825

The table below presents specified information about reported segments as of and for the year ended June 30, 2001:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$379,296	$95,926	$54,225	$74,240	$63,785	$667,472
Net operating income	97,823	23,779	3,807	11,351	5,852	142,612
Interest expense	1,927	268	311	23	224	2,753
Depreciation and amortization	8,575	2,492	1,447	2,070	2,398	16,982
Receivables	89,761	15,109	10,972	17,113	10,291	143,246

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	2003	2002	2001

Revenue:
Total segment revenue	$672,677	$677,532	$667,472
Reimbursable expenses not included in segment revenue	32,997	29,266	32,363
Other, net	3,942	3,682	354
Consolidated revenue	$709,616	$710,480	$700,189

Net Operating Income:
Total segment income	$118,510	$126,269	$142,612
Income from affiliates	5,787	2,866	3,780
Differences in allocation methods for depreciation, G&A, pension and medical costs	(2,357)	(1,715)	(2,996)
Other non-operating income	761	2,166	—
Discretionary bonuses	(36,026)	(49,058)	(63,326)
IPO-related compensation charge	—	—	(3,480)
Other, net	(1,280)	(2,056)	1,469

Consolidated pretax income	$85,395	$78,472	$78,059

Interest Expense:
Total segment expense	$748	$2,007	$2,753
Differences in allocation method	54	(1,302)	(1,609)
Consolidated interest expense	$802	$705	$1,144

Depreciation & Amortization:
Total segment expense	$23,147	$21,486	$16,982
Goodwill and other intangible asset amortization, not allocated to segments	416	162	2,550
Differences in allocation method and other	(3,942)	(1,599)	2,463
Consolidated depreciation and amortization expense	$19,621	$20,049	$21,995

Receivables:
Total segment receivables	$129,349	$138,825	$143,246
Net valuation differences	9,573	12,787	8,344
Total billed and unbilled receivables	138,922	151,612	151,590
Assets not reported by segment	375,540	285,205	240,426
Consolidated assets	$514,462	$436,817	$392,016

The following represents total revenue and long-lived assets information by geographic area as of and for the years ended June 30:

	Revenue			Long-lived Assets
	2003	2002	2001	2003	2002	2001

United States	$580,428	$588,138	$571,269	$79,579	$74,260	$66,624
Foreign	129,188	122,342	128,920	35,040	35,041	24,373
	$709,616	$710,480	$700,189	$114,619	$109,301	$90,997

Revenue is based on the country of domicile for the legal entity that originated the revenue.  Exclusive of the United States, revenue from no single country constituted more than 10 percent of consolidated revenues.  Revenue from no single customer constituted more than 4 percent of consolidated revenues.

Note 14 - Commitments and Contingent Liabilities

The Company has occasionally provided guarantees to third parties in the normal course of business.  The guarantees described below are currently in effect and could require the Company to make payments to third parties under certain circumstances.

Letters of Credit.  The Company has two outstanding letters of credit totaling $7.5 million under our existing credit facility to guarantee payment to the beneficiaries in the event that the Company fails to meet its financial obligations to the beneficiaries.  One letter of credit for $2.6 million will expire in October 2006, while the second letter of credit for $4.9 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, Professional Consultants Insurance Company.  The estimated fair market value of these letters of credit is nominal.

Stock Loans.  The Company also guarantees a credit facility that provided loans to associates for stock purchased under our former Stock Purchase Program.  This Stock Purchase Program was discontinued in conjunction with our initial public offering in October 2000.  As a result, the amounts guaranteed under this facility will permanently decrease as the loans are repaid.  The maximum available borrowings and aggregate outstanding balances under this facility were $1.0 million at June 30, 2003, and $2.9 million at June 30, 2002.  A total of 889,000 and 2,731,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at June 30, 2003, and June 30, 2002, respectively.

Affiliate Agreements.  In 1995, we entered into an alliance agreement with R. Watson & Sons, a United Kingdom-based actuarial, benefits and human resources consulting partnership (now Watson Wyatt LLP or WWLLP), the predecessor of which was founded in 1878.  Included in the agreements between the Company and WWLLP (the “Alliance Agreements”) are various indemnities and guarantees relating to the performance of the Company and its subsidiaries, some of which became part of Watson Wyatt Holdings (Europe), Ltd. (WWHE), as to such matters as tax liabilities, liabilities for prior acts or omissions arising from the operation of the UK and European businesses prior to the alliance and failure to perform various obligations under the Alliance Agreements.  In addition, certain events, such as a sale of material parts of our business, could require the Company to either purchase from or sell to WWLLP an interest in our European business, and/or repurchase the shares of the Company’s stock currently held by WWLLP.  The Company is unable to estimate an amount of any potential future payments under these contractual arrangements since the potential occurrence of any of the events to which the indemnities apply is entirely speculative, there is no history of payments and the dollar amount, if any, would be dependent upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities and guarantees should decline with the passage of time.

There are no provisions for recourse to third parties, nor are any assets held by any third parties that the Company as guarantor can liquidate to recover amounts paid under such indemnities.

The Company owns 25 percent of WWHE and WWLLP owns the remaining 75 percent.  Additional capital for WWHE, if required, may be provided by both owners based on their respective ownership interests.  If either the Company or WWLLP does not provide its pro rata share of any additional capital invested in WWHE, that party’s respective ownership interest will be reduced accordingly.

In connection with the establishment of our alliance with Watson Wyatt LLP, the Company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total approximately £1.4 million (or approximately $2.3 million based on the June 30, 2003, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP were to exercise this option, the Company would attempt to sublease the space at the then-current market rates.

Indemnification Agreements.  The Company has various agreements that provide that it may be obligated to indemnify the other party with respect to certain matters.  Generally, these indemnification clauses are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses.  Although it is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement, the Company does not believe that any potential liability that might arise from such indemnity provisions is probable or material.  There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At June 30, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $24.5 million, excluding anticipated future sublease income. These leases are also jointly and severally guaranteed by the Company’s former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was included in the fiscal year 1998 loss accrual recorded in connection with our exit from the benefits administration outsourcing business. Wellspring-related activity is reflected on the Statements of Operations and of Cash Flows as discontinued operations.  See Note 17 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

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

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR) – We have tentatively settled a lawsuit brought against Watson Wyatt and five other service providers of NJCAR, an insolvent group health insurance provider.  The suit, in the U.S. District Court for the District of New Jersey, alleged that losses resulting from the insolvency are partly attributable to NJCAR’s former service providers.  The tentative settlement is subject to reaching a satisfactory settlement agreement and approval by the state court overseeing the insolvency.

Toussaint, et al. v. James, et al – Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit in December 2001 in the U.S. District Court for the Southern District of New York against the former union leaders and Watson Wyatt, alleging damages suffered in reliance on our actuarial work and breaches of fiduciary duties owed by the former union leaders.  The claim against Watson Wyatt is allegedly in the $4 million range.  If the case is not resolved in mediation, we expect a jury trial to be scheduled late this year or early next year, although a date has not yet been set.

Note 15 - Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the year ended June 30, 2003.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Year Ended June 30
	2003	2002	2001

Income from continuing operations	$50,380	$47,084	$44,436
Income from discontinued operations	6,786	—	—
Net income	$57,166	$47,084	$44,436

Weighted average outstanding shares of common stock	32,962	32,985	32,068
Dilutive effect of employee stock options and employee stock purchase plan shares	325	436	295

Common stock and stock equivalents	33,287	33,421	32,363

Basic earnings per share
Income from continuing operations	$1.52	$1.43	$1.39
Income from discontinued operations	0.21	—	—
Basic earnings per share, net income	$1.73	$1.43	$1.39

Diluted earnings per share
Income from continuing operations	$1.51	$1.41	$1.37
Income from discontinued operations	0.21	—	—
Diluted earnings per share, net income	$1.72	$1.41	$1.37

There were 93,173 outstanding stock options for the year ended June 30, 2003, that were not included in the diluted earnings per share calculation because their effect would have been antidilutive.

Note 16 - Quarterly Financial Data (unaudited)

Unaudited, summarized financial data by quarter for the years ended June 30, 2003 and 2002, is as follows (in thousands, except per share amounts):

	2003 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$178,958	$174,624	$177,596	$178,438
Income from operations	20,530	18,178	19,609	19,539
Income from continuing operations before income taxes	22,141	20,582	21,081	21,591
Income from continuing operations	13,063	12,144	12,441	12,732
Discontinued operations	—	—	6,752	34
Net income	13,063	12,144	19,193	12,766
Earnings per share:
Continuing operations, basic	0.40	0.37	0.37	0.39
Continuing operations, diluted	0.39	0.36	0.37	0.38
Discontinued operations, basic	—	—	0.21	—
Discontinued operations, diluted	—	—	0.21	—
Net income, basic	0.40	0.37	0.58	0.39
Net income, diluted	0.39	0.36	0.58	0.38

	2002 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$172,456	$174,897	$180,382	$182,745
Income from operations	20,345	15,183	17,412	19,265
Income from continuing operations before income taxes	22,479	16,830	18,507	20,656
Net income	13,488	10,096	11,107	12,393
Earnings per share:
Continuing operations, basic	0.41	0.31	0.34	0.38
Continuing operations, diluted	0.40	0.30	0.33	0.37
Net income, basic	0.41	0.31	0.34	0.38
Net income, diluted	0.40	0.30	0.33	0.37

Note 17 - Discontinued Operations

The Company continues to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  These leases are also jointly and severally guaranteed by the Company’s former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees was originally included in the fiscal year 1998 loss accrual recorded in connection with the disposal of the benefits administration outsourcing business.  At June 30, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $24.5 million, excluding anticipated future sublease income.

As a result of de minimis positive cash flows that began in the second quarter of fiscal year 2003 related to these leases, the Company reevaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  The evaluation included an analysis of occupancy rates of

Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an estimate of probable future sublease income for these leases.  As a result of this analysis, the Company reduced the amount of its estimated accrual for losses from disposal of the benefits administration outsourcing business in the third quarter of fiscal year 2003 by $11.4 million, less the associated income tax expense of $4.7 million.  In the fourth quarter of fiscal year 2003, the Company received a nominal amount of sublease income in excess of lease payments for these leases.  Such adjustments are reflected in the Consolidated Statement of Operations for fiscal year 2003 in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”  The remaining noncurrent liability of $4.0 million represents management’s estimate of potential future cash out flows related to guarantees associated with Wellspring leases.

Note 18 - Targeted Job Reductions

We implemented targeted job reductions in our North American Technology Solutions Group and Human Capital Group during the second quarter of fiscal year 2003.  This resulted in the elimination of 72 positions, or approximately 2 percent of our workforce, and a severance charge of $2.0 million that was included in our results for the quarter ended December 31, 2002.  Of the $2.0 million severance charge, $1.8 million was included in salaries and employee benefit expenses and $0.2 million was included in professional and subcontracted services.  As of June 30, 2003, amounts due under related severance agreements had been paid.

Note 19 - Subsequent Events

We implemented additional job reductions in our North American regions in July 2003.  This resulted in the elimination of approximately 100 positions.  The estimated $3.3 million charge to earnings related to these reductions will be included in the Company’s financial results for the quarter ended September 30, 2003.

On July 9, 2003, PCIC’s Board of Directors approved a change in premium structure for its policyholders and stockholders.  In connection with the change in premium structure, PCIC provided each of its owners with a one-time credit in their 2003-04 policy year in connection with benefits received from an aggregate stop loss insurance policy entered into by PCIC.  PCIC’s Board determined in July 2003 that this credit would be used to “true up” each insureds’ obligation to PCIC for historical loss experience.   As a result, the Company will record a $5.6 million pre-tax non-operating gain in the first quarter of fiscal year 2004.  Refer to Note 4 for more information regarding our investment in PCIC.

WATSON WYATT & COMPANY HOLDINGS
Schedule II
Valuation and Qualifying Accounts and Reserves
(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts		Deductions	Balance at End of Year

Year Ended June 30, 2003

Allowance for Uncollectible accounts	$1,405	$7,871	$—		$(8,414)	$862

Allowance for Unbillable accounts	431	(12)	—		—	419

Valuation allowance for deferred tax assets	5,463	—	1,748	(1)	—	7,211

Year Ended June 30, 2002

Allowance for Uncollectible accounts	$2,695	$5,240	$—		$(6,530)	$1,405

Allowance for Unbillable accounts	1,130	(699)	—		—	431

Valuation allowance for deferred tax assets	5,911	—	(448	)(2)	—	5,463

Year Ended June 30, 2001

Allowance for uncollectible accounts	$2,832	$6,608	$—		$(6,745)	$2,695

Allowance for unbillable accounts	676	454	—		—	1,130

Valuation allowance for deferred tax assets	5,179	—	732	(3)	—	5,911

(1)          The net increase is primarily due to the tax effect of the change in realizable net operating losses and other foreign temporary differences.

(2)          The net decrease is primarily due to the tax effect of the change in realizable foreign tax credits, foreign net operating loss carryforwards and other foreign temporary differences.

(3)          The net increase is primarily due to the tax effect of the change in realizable foreign net operating losses, foreign tax credits and other foreign temporary differences.

Item 15(c).  Exhibit Index.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)
4	Form of Certificate Representing Common Stock(1)
10.1	Amended Credit Agreement Among Bank of America, N.A., and Others dated June 25, 2002(3)
10.2	Credit Agreement Among Bank of America, N.A., and Others dated June 25, 2002(3)
10.3	Consent of Bank of America, N.A.(6)
10.4	Agreement with David B. Friend, M.D., dated October 22, 1999(1)
10.5	Senior Officer Deferred Compensation Plan(6)
10.6	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares(5)
10.7	2001 Deferred Stock Unit Plan for Selected Employees(7)
10.8	Compensation Plan for Outside Directors(8)
21	Subsidiaries of Watson Wyatt & Company Holdings(9)
23	Consent of the Company’s Independent Auditors(9)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

(1)                    Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000

(2)                    Incorporated by reference from Registrant’s Form 10-Q, filed on May 2, 2001

(3)                    Incorporated by reference from Registrant’s Form 10-K, filed on September 25, 2002

(4)                    Incorporated by reference from Registrant’s Form 10-Q, filed on November 14, 2000

(5)                    Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

(6)                    Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2001

(7)                    Incorporated by reference from Registrant’s Form DEF14A, filed on October 5, 2001

(8)                    Incorporated by reference from Registrant’s Form S8, filed on December 19, 2001

(9)                    Filed with this Form 10-K