Form 10-Q
period 2003-09-30
WATSON WYATT & CO HOLDINGS
filed 2003-11-13
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2003.

Class	Number of Shares
Class A Common Stock, $.01 par value	33,255,044

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2003

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended September 30
	2003	2002
	(Unaudited)

Revenue	$170,983	$178,958

Costs of providing services:
Salaries and employee benefits	105,073	101,513
Professional and subcontracted services	9,086	10,818
Occupancy, communications and other	23,518	26,628
General and administrative expenses	15,601	14,390
Depreciation and amortization	4,652	5,079
	157,930	158,428

Income from operations	13,053	20,530

Income from affiliates	1,790	849
Interest income, net	214	242
Other non-operating income	6,125	520

Income from continuing operations before income taxes	21,182	22,141

Provision for income taxes	8,685	9,078

Income from continuing operations	12,497	13,063

Discontinued operations:

Sublease income from discontinued operations, less applicable income tax expense for the three months ended September 30, 2003	10	—

Net income	$12,507	$13,063

Basic earnings per share:
Income from continuing operations	$0.38	$0.40
Income from discontinued operations	—	—
Net income	$0.38	$0.40

Diluted earnings per share:
Income from continuing operations	$0.37	$0.39
Income from discontinued operations	—	—
Net income	$0.37	$0.39

Weighted average shares of common stock, basic (000)	33,078	32,945
Weighted average shares of common stock, diluted (000)	33,424	33,291

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	September 30, 2003	June 30, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$118,303	$144,374
Receivables from clients:
Billed, net of allowances of $1,909 and $862	80,291	78,373
Unbilled, net of allowances of $625 and $419	65,971	60,549
	146,262	138,922

Deferred income taxes	—	3,885
Other current assets	18,935	11,448
Total current assets	283,500	298,629

Investment in affiliates	27,309	26,431
Fixed assets, net	59,125	60,716
Deferred income taxes	102,205	101,214
Goodwill and intangible assets	20,816	20,878
Other assets	5,994	6,594

Total Assets	$498,949	$514,462

Liabilities

Accounts payable and accrued liabilities, including discretionary compensation	$82,308	$114,013
Income taxes payable	621	15,308
Deferred income taxes	3,104	—
Total current liabilities	86,033	129,321
Accrued retirement benefits	203,833	195,705
Deferred rent and accrued lease losses	5,169	4,608
Other noncurrent liabilities	33,547	33,091
Total Liabilities	328,582	362,725

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
69,000,000 shares authorized; 33,273,568 and 33,087,880 issued and 33,237,205 and 32,943,156 outstanding	333	331
Additional paid-in capital	149,740	145,922
Treasury stock, at cost - 36,363 and 144,724 shares	(743)	(2,956)
Retained earnings	90,024	77,517
Accumulated other comprehensive loss	(68,987)	(69,077)
Total Stockholders’ Equity	170,367	151,737

Total Liabilities and Stockholders’ Equity	$498,949	$514,462

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Three months ended September 30
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$12,507	$13,063
Adjustments to reconcile net income to net cash from operating activities:
Other non-operating gain related to PCIC	(5,600)	—
Provision for doubtful receivables from clients	2,586	2,859
Depreciation	4,570	5,002
Amortization of intangible assets	82	79
Provision for deferred income taxes	5,998	—
Income from affiliates	(1,790)	(849)
Distributions from affiliates	1,065	1,004
Other, net	(554)	(358)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(9,926)	(6,103)
Other current assets	(7,487)	1,814
Other assets	600	352
Accounts payable and accrued liabilities	(22,022)	(41,178)
Income taxes payable	(14,687)	(993)
Accrued retirement benefits	8,128	6,955
Deferred rent and accrued lease losses	561	79
Other noncurrent liabilities	433	267
Net cash used in operating activities	(25,536)	(18,007)

Cash flows used in investing activities:
Purchases of fixed assets	(3,593)	(5,318)
Proceeds from divestitures	525	520
Acquisitions and contingent consideration payments	(43)	(298)
Investment in affiliates	—	(1,961)
Net cash used in investing activities	(3,111)	(7,057)

Cash flows from (used in) financing activities:
Issuances of common stock - exercises of stock options	305	56
Issuances of common stock - employee stock purchase plan	1,608	1,460
Repurchases of common stock	—	(7,393)
Net cash from (used in) financing activities	1,913	(5,877)

Effect of exchange rates on cash	663	(877)

Decrease in cash and cash equivalents	(26,071)	(31,818)

Cash and cash equivalents at beginning of period	144,374	95,974

Cash and cash equivalents at end of period	$118,303	$64,156

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

(Unaudited)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance at June 30, 2003	$331	$145,922	$(2,956)	$77,517	$(69,077)	$151,737
Comprehensive income:
Net income				12,507		12,507
Additional minimum pension liability					(28)	(28)
Foreign currency translation adjustment					118	118
Total comprehensive income						12,597
Issuances of common stock - employee stock purchase plan shares		(293)	1,901			1,608
Issuances of common stock - deferred stock units	2	4,081				4,083
Issuances of common stock to outside directors		4	33			37
Issuances of common stock-stock options		26	279			305

Balance at September 30, 2003	$333	$149,740	$(743)	$90,024	$(68,987)	$170,367

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries (collectively referred to as “we,” “Watson Wyatt” or the “Company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q.  In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair presentation of the consolidated financial statements for the interim periods.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2004.  The results reflect certain estimates, including estimated bonuses and anticipated tax liabilities.

Note 2 – Company Background.

Watson Wyatt & Company Holdings, together with our subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource-related technology consulting.

Note 3 – Segment Information.

In North America, the Company is primarily organized and managed by practice.  Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment.  Therefore, we have five reportable operating segments or practice areas:

(1)	Benefits Group

(2)	Technology Solutions Group

(3)	Human Capital Group

(4)	International

(5)	Other (including Data Services and Communication)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended September 30, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$103,868	$20,269	$10,166	$18,945	$11,693	$164,941
Net operating income/(loss)	22,041	1,413	(256)	(66)	687	23,819
Receivables	92,141	14,928	8,764	16,800	7,221	139,854

The table below presents specified information about reported segments as of and for the three months ended September 30, 2002:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$102,000	$26,308	$11,246	$17,918	$13,953	$171,425
Net operating income	25,870	4,760	74	378	2,144	33,226
Receivables	93,982	21,358	9,649	14,514	9,376	148,879

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the consolidated amounts follow for the three month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30
	2003	2002

Revenue:
Total segment revenue	$164,941	$171,425
Reimbursable expenses not included in total segment revenue	5,959	6,977
Other, net	83	556
Consolidated revenue	$170,983	$178,958

Net Operating Income:
Total segment net operating income	$23,819	$33,226
Income from affiliates	1,790	849
Differences in allocation methods for depreciation, G&A, medical and pension costs	1,435	(466)
Gain on sale of business units	525	520
Discretionary compensation	(13,500)	(12,000)
PCIC non-operating gain	5,600	—
Other, net	1,513	12
Consolidated income from continuing operations before income taxes	$21,182	$22,141

Receivables:
Total segment receivables - billed and unbilled	$139,854	$148,879
Net valuation differences	6,408	5,977
Total billed and unbilled receivables	146,262	154,856
Assets not reported by segment	352,687	253,788
Consolidated assets	$498,949	$408,644

Note 4 – Targeted Job Reductions.

We implemented job reductions in our North American regions during the first quarter of fiscal year 2003.  This resulted in the elimination of approximately 100 positions.  The estimated $2.6 million charge to earnings related to these reductions was included in the Company’s financial results for the quarter ended September 30, 2003. Of the $2.6 million severance charge, $2.5 million was included in Salaries and employee benefits and $0.1 million was included in Professional and subcontracted services.  As of September 30, 2003, $1.3 million under related severance agreements had been paid and $1.3 million remained accrued on the Company’s financial statements.

Note 5 – PCIC Other Non-operating Gain.

On July 9, 2003, the Board of Directors of PCIC, a captive insurance company of which we own 34.8 percent, decided to pass on to each of its owners a credit in their 2003-04 policy year in connection with benefits received from an aggregate stop loss insurance policy entered into by PCIC.  PCIC’s Board determined in July 2003 that this credit would be used to offset all or a portion of each insureds’ obligation to PCIC for historical loss experience.   As a result, the Company recorded a $5.6 million pre-tax non-operating gain in the first quarter of fiscal year 2004 and included this gain in “Other non-operating income” in the Consolidated Statements of Operations.

As a result of this gain, the Company also recorded a $5.6 million supplemental bonus accrual in the first quarter that is incremental to the Company’s fiscal year end bonus, but will be paid in September 2004 with the regular bonus cycle.  This supplemental bonus is included in Salaries and employee benefits.

Note 6 – Sale of U.S.-based Public Sector Retirement Business.

In fiscal year 2002, we sold our U.S.-based public sector retirement business to Gabriel, Roeder, Smith & Company (“GRS”).  The future consideration from the sale of the U.S.-based public sector retirement business is contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.  Simultaneous with the sale, we entered into an alliance agreement with GRS under which we will mutually refer future business opportunities and explore joint consulting assignments.

In accordance with the terms of the sale, GRS paid the Company $0.5 million of contingent payments in each of the first quarters of fiscal years 2003 and 2004. The amount of additional contractual cash payments over the upcoming three fiscal years is also contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

Note 7 – Goodwill & Intangible Assets.

The changes in the carrying amount of goodwill for the three months ended September 30, 2003, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Balance as of June 30, 2003	$16,278	$1,449	$69	$979	$1,214	$19,989
Goodwill recorded during the period	—	—	—	43	—	43
Translation adjustment	(6)	—	—	(4)	—	(10)
Balance as of September 30, 2003	$16,272	$1,449	$69	$1,018	$1,214	$20,022

The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended September 30, 2003:

	Non-contractual customer relationships	Non-compete agreements	Purchased software	Pension	Total
Balance as of June 30, 2003	$480	$269	$27	$113	$889
Amortization expense	(50)	(23)	(9)	—	(82)
Translation adjustment	(10)	—	—	(3)	(13)
Balance as of September 30, 2003	$420	$246	$18	$110	$794

The following table reflects the carrying value of intangible assets at September 30, 2003 and 2002:

	September 30, 2003		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets and intangible pension asset:
Non-contractual customer relationships	$806	$386	$866	$54
Non-compete agreements	672	426	671	336
Purchased software	125	107	125	71
Intangible pension asset	110	—	—	—
Total intangible assets and intangible pension asset	$1,713	$919	$1,662	$461

The change in the gross carrying amount of non-contractual customer relationships and the intangible pension asset reflect translation adjustments between June 30, 2003, and September 30, 2003.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at September 30, 2003, was 2.3 years.  Estimated amortization expense for fiscal year 2004 and each of the three succeeding fiscal years is as follows:

Fiscal year ending June 30:	Amount
2004	$323
2005	300
2006	131
2007	22

Note 8 – Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three months ended September 30, 2003.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30
	2003	2002

Income from continuing operations	$12,497	$13,063
Discontinued operations	10	—
Net income	$12,507	$13,063

Weighted average outstanding shares of common stock	33,078	32,945
Dilutive effect of employee stock options and employee stock purchase plan shares	346	346
Common stock and stock equivalents	33,424	33,291

Basic earnings per share:
Income from continuing operations	$0.38	$0.40
Discontinued operations	—	—
Net income	$0.38	$0.40

Diluted earnings per share:
Income from continuing operations	$0.37	$0.39
Discontinued operations	—	—
Net income	$0.37	$0.39

Note 9 – Stock-based Compensation.

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for stock options issued under the 2000 Long-term Incentive Plan, and the 2001 Employee Stock Purchase Plan.  Compensation expense for the 2000 Long-term Incentive Plan, if any, would be recorded and measured as the difference between the fair market value of the stock at the date of the grant and the option price.  The compensation expense would be recognized over the five-year vesting period identified in the plan.  For any cash-based, non-stock awards, such as stock appreciation rights, compensation expense will be recognized over the vesting period to the extent that the market price of the stock increases.  We have elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (FAS 123).

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

The table below reflects the pro forma effect on net income and earnings per share for the three months ended September 30, 2003 and 2002 as if the Company were to recognize compensation expense under the fair-value-based method of FAS 123:

	Three Months Ended September 30
	2003	2002

Net income, as reported	$12,507	$13,063
Add: Stock-based compensation expense included in reported net income, net of related tax effects	46	6
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(406)	(412)
Pro forma net income	$12,147	$12,657

Earnings per share:
Basic - as reported	$0.38	$0.40
Basic - pro forma	$0.37	$0.38

Diluted - as reported	$0.37	$0.39
Diluted - pro forma	$0.36	$0.38

Note 10 – Comprehensive Income.

Comprehensive income includes net income, the additional minimum pension liability recorded in the fourth quarter of fiscal year 2003 and changes in the cumulative translation adjustment gain or loss.  For the three months ended September 30, 2003, comprehensive income totaled $12.6 million, compared with $12.4 million for the three months ended September 30, 2002.

Note 11 – Restricted Shares.

In conjunction with our initial public offering in October 2000, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  As a result of these agreements, 3,816,000 Class A shares were restricted as of September 30, 2003.  Of these shares, 1,908,000 became freely transferable in October 2003.  The remaining shares will become freely transferable in October 2004.

Note 12 – Guarantees.

The Company has historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the Company to make payments to third parties under certain circumstances.

Letters of Credit.  The Company has two outstanding letters of credit totaling $7.5 million under our existing credit facility to guarantee payment to beneficiaries in the event that the Company fails to meet its financial obligations to these beneficiaries.  One letter of credit for $2.6 million will expire in October 2006, while the second letter of credit for $4.9 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, Professional Consultants Insurance Company.  The estimated fair market value of these letters of credit is nominal.

Stock Loans.  The Company also guarantees a credit facility which provides loans to associates for stock purchased under our former Stock Purchase Program.  This Stock Purchase Program was discontinued in conjunction with our initial public offering in October 2000.  As a result, the amounts guaranteed under this facility permanently decrease as the loans are repaid.  The maximum available borrowings and aggregate outstanding balances under this facility were $0.9 million at September 30, 2003, and $1.0 million at June 30, 2003.  A total of 900,000 and 989,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at September 30, 2003, and June 30, 2003, respectively.

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

In connection with the establishment of our alliance with Watson Wyatt LLP, the Company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total approximately £1.4 million (or approximately $2.3 million per year based on the September 30, 2003, exchange rate).  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP exercises this option, the Company would attempt to sublease the space at the then-current market rates.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At September 30, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $22.9 million, excluding anticipated future sublease income.

Note 13 – Contingent Liabilities.

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

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR).   A settlement agreement has been executed by all parties to the lawsuit brought against Watson Wyatt and five other service providers of NJCAR, an insolvent group health insurance provider.  The suit alleged that losses resulting from the insolvency are partly attributable to NJCAR’s former service providers.   If no objections are filed, the settlement agreement is scheduled to be approved by the state court presiding over NJCAR’s insolvency proceedings on December 5, 2003.

Toussaint, et al., v. James, et al.  Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit in December 2001 in the U.S. District Court for the Southern District of New York against the former union leaders and Watson Wyatt, alleging damages suffered in reliance on our actuarial work and breaches of fiduciary duties owed by the former union leaders.  The claim against Watson Wyatt is allegedly in the $4 million range.  If the case is not resolved in mediation, a jury trial is scheduled for February 28, 2004.

Note 14 – Discontinued Operations.

The Company continues to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  We believe we have adequate provisions for any remaining costs associated with our obligations related to this business.  During the second quarter of fiscal year 2003, we began to receive de minimis positive cash flows related to these leases.  In the first quarter of fiscal year 2004, the Company received sublease income of approximately $17,000 in excess of lease payments related to this business.

Note 15 – Recent Accounting Pronouncements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which clarifies the financial reporting guidance associated with the consolidation of another entity.  The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003, and as disclosed in the Company’s Annual Report on Form 10-K, pre-existing variable interest entities as of July 1, 2003.  However, at the October 8, 2003 meeting of the Financial Accounting Standards Board (the “Board”), the Board decided to issue a final FASB Staff Position 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“Final FSP”).  The Final FSP provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities and is effective for the Company as of December 31, 2003.  Management does not believe that the adoption of FIN 46 will have an effect on the Company’s financial performance or condition.

Emerging Issues Task Force’s Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the Company beginning July 1, 2003.  As of July 1, 2003, the Company has applied such requirements prospectively to multiple deliverable arrangements, which include arrangements involving installation and customization of technology solution products sold together with on-going services offered by the Company.  The adoption of EITF 00-21 has not had a material effect on the Company’s financial performance or condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through 3,975 associates in 60 offices located in 18 countries.

As leading economies worldwide become more services-oriented, human capital has become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits and rising employee-related costs have increased the importance of effective human capital management. We help our clients address these issues by combining our expertise in human capital management with consulting and technology, to improve the design and implementation of various human resources, or HR, programs, including compensation, retirement and health care plans.

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

General

As of September 30, 2003, we employed 3,975 associates as follows:

Benefits Group	1,660
Technology Solutions Group	365
Human Capital Group	160
International	970
Other (including Data Services &Communication)	600
Corporate	220
Total	3,975

Principal Services

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group	Technology Solutions Group	Human Capital Group
• Retirement plans, including pension, 401(k) and executive benefits plans	• Web-based applications for health and welfare, pension and compensation administration	• Compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs
• Investment consulting services to pension plans	• Call center strategy, design and tools	• Strategies to align workforce performance with business objectives
• Health care, disability and other group benefit plans	• Strategic, research-based HR technology and service delivery consulting	• Organization effectiveness consulting, including talent management, through organization and employee research
• Global compensation, benefits, expatriate and HR practice strategy, implementation and administration	• Targeted online compensation and benefits statements, content management and call center case management solutions	• Strategies for attracting, retaining and motivating employees
• Actuarial services		• Performance management
• Strategic workforce planning

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

Other

While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. Examples include the Communication Group and Data Services.

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

The Watson Wyatt Worldwide alliance maintains 88 offices in 30 countries and employs close to 6,100 associates. Watson Wyatt & Company Holdings operates 60 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland, and also operates 2 offices engaged in the insurance and financial services business in the United States. The alliance operates 16 offices in 10 continental European countries, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Watson Wyatt & Company owns 25 percent of the holding company; Watson Wyatt LLP owns 75 percent.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2004 (September 30, 2003) and as of the end of fiscal year 2003 (June 30, 2003), Consolidated Statements of Operations for the three-month periods ended September 30, 2003 and 2002, Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2003 and 2002 and a Consolidated Statement of Changes in Stockholders’ Equity for the three-month period ended September 30, 2003.

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

Professional and subcontracted services represent fees paid to external service providers for auditing, employment, marketing and other services.  For the most recent three fiscal years, approximately 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.

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

   Revenue Recognition

Revenue includes fees primarily generated from consulting services provided in the areas of employee benefits, human capital strategies and related technology solutions.  We recognize revenue from these consulting engagements either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.

Revenue is recognized on time-and-materials engagements to the extent of billable rates times hours delivered plus expenses incurred.  For fixed-fee arrangements, revenue is also recognized based on the extent of billable rates times hours delivered plus expenses incurred.  However, for fixed-fee engagements, we periodically review ongoing engagements in order to assess the accuracy of our estimates-to-complete.  Revenue recognition is affected by a number of factors including a change in the estimated amount of effort required to complete the project, changes in scope, the staffing on the engagement and/or the level of client participation.  This review requires us to make judgments and estimates regarding the overall profitability and stage of project completion which, in turn, affects how we recognize revenue.  To the extent that our estimates change for a particular engagement, we record the cumulative effect of the change in the period in which it becomes known.  The Company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than total estimated direct and indirect costs associated with the engagement.  Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

The Company has developed various software programs and technologies that are provided to clients in connection with consulting services.  We recognize revenue for such services as time is incurred because the services are considered essential to the functionality of the software.

Revenue recognized in excess of billings is recorded as unbilled accounts receivable.  Cash collections in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.  Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses, and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenue.

Emerging Issues Task Force’s Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the Company beginning July 1, 2003.  As of July 1, 2003, the Company has applied such requirements prospectively to multiple deliverable arrangements, which include arrangements involving installation and customization of technology solution products sold together with on-going services offered by the Company.  The adoption of EITF 00-21 has not had a material effect on the Company’s financial performance or condition.

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

As a result of a $5.6 million pre-tax non-operating gain recorded in the first quarter of fiscal year 2004, the Company recorded a $5.6 million supplemental bonus accrual in the first quarter that is incremental to the Company’s fiscal year end bonus, but will be paid out in September 2004 with the regular bonus cycle.  This supplemental bonus is included in Salaries and employee benefits.

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

The investment market performance over the last two years has decreased the value of the assets held in the pension plans and the decline in interest rates has increased our accumulated benefit obligation, resulting in the accumulated benefit obligation becoming greater than the value of the plan assets for the U.S. and U.K. pension plans.  The Company was therefore required to record an additional minimum pension liability for those plans at June 30, 2003, in accordance with Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions” (FAS 87).  This resulted in an increase in the pension liability of $113.4 million, an increase in intangible assets of $0.1 million, a non-cash charge to Stockholders’ Equity of $67.9 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $45.4 million as of June 30, 2003.  A market recovery in future periods, and/or an increase in long-term interest rates, could reverse a portion or all of this charge.  Alternatively, future market declines and/or a decrease in long-term interest rates would result in an addition to this amount.  Our Canadian and Hong Kong pension plan assets were greater than their associated accumulated benefit obligation as of June 30, 2003, and thus did not require the recording of additional minimum pension liabilities.

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

Results of Operations.

The table below sets forth Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

	Three Months Ended September 30
	2003	2002

Revenue	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	61.5	56.8
Professional and subcontracted services	5.3	6.0
Occupancy, communications and other	13.8	14.9
General and administrative expenses	9.1	8.0
Depreciation and amortization	2.7	2.8
	92.4	88.5

Income from operations	7.6	11.5

Income from affiliates	1.1	0.1
Interest income, net	0.1	0.3
Other non-operating income	3.6	0.5

Income from continuing operations before income taxes	12.4	12.4

Provision for income taxes	5.1	5.1

Income from continuing operations	7.3%	7.3%

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

   Revenue.

Revenue from operations for the first quarter of fiscal year 2004 was $171.0 million, compared to $179.0 million for the first quarter of fiscal year 2003, a decrease of $8.0 million or 4 percent.

The Benefits Group increased revenue by $1.9 million or 2 percent during the first quarter of fiscal year

2004 due to new client wins, partially offset by the absence of special project work of $3.0 million, which was performed during the first quarter of the previous fiscal year.  Revenue from our Technology Solutions Group decreased by $6.0 million or 23 percent, reflecting continued weakness in capital spending.  Revenue from our Human Capital Group decreased $1.0 million or 9 percent during the first quarter of fiscal year 2004, reflecting lower headcount and completion of special work related to executive compensation that occurred in the second half of fiscal year 2003.  Our international segment finished the quarter with revenue growth of $1.0 million or 6 percent.  However, revenue was flat on a constant currency basis.  Revenue for other practice areas in North America decreased by $2.3 million or 16 percent during the first quarter of fiscal year 2004.

   Salaries and Employee Benefits.

Salaries and employee benefit expenses for the first quarter of fiscal year 2004 were $105.1 million, compared to $101.5 million for the first quarter of fiscal year 2003, an increase of $3.6 million or 4 percent.  Salaries and employee benefit expenses for the first quarter of fiscal year 2004 include severance charges of $2.5 million related to job reductions in North America.  Of this amount, $1.3 million has been paid to associates under severance agreements through the first quarter of fiscal year 2004.  The increase, exclusive of this charge, was due to higher pension expenses of $2.2 million and a higher accrual for discretionary compensation of $1.3 million, which includes the $5.6 million supplemental bonus, partially offset by lower benefits costs of $2.2 million that reflect the suspension of the company match on our defined contribution retirement plan.  As a percentage of revenue, salaries and employee benefits increased from 56.8 percent to 61.5 percent.

   Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the first quarter of fiscal year 2004 were $9.1 million, compared to $10.8 million for the first quarter of fiscal year 2003, a decrease of $1.7 million or 16 percent.  The decrease resulted from lower reimbursable expenses incurred on behalf of clients, and continued cost control measures.  As a percentage of revenue, professional and subcontracted services decreased from 6.0 percent to 5.3 percent.

   Occupancy, Communications and Other.

Occupancy, communications and other expenses for the first quarter of fiscal year 2004 were $23.5 million, compared to $26.6 million for the first quarter of fiscal year 2003, a decrease of $3.1 million or 12 percent.  The decrease reflects the Company’s continued cost containment measures, as evidenced through lower expenses in all categories including travel, rent, office supplies, telephone and business taxes.  As a percentage of revenue, occupancy, communications and other decreased from 14.9 percent to 13.8 percent.

   General and Administrative Expenses.

General and administrative expenses for the first quarter of fiscal year 2004 were $15.6 million, compared to $14.4 million for the first quarter of fiscal year 2003, an increase of $1.2 million or 8 percent.  The increase is mainly due to higher insurance costs.  As a percentage of revenue, general and administrative expenses increased from 8.0 percent to 9.1 percent.

   Depreciation and Amortization.

Depreciation and amortization for the first quarter of fiscal year 2004 was $4.7 million, compared to $5.1 million for the first quarter of fiscal year 2003, a decrease of $0.4 million or 8 percent.  The decrease is mainly attributable to lower levels of capital expenditures.  As a percentage of revenue, depreciation and amortization decreased from 2.8 percent to 2.7 percent.

   Income From Affiliates.

Income from affiliates for the first quarter of fiscal year 2004 was $1.8 million, compared to $0.8 million for the first quarter of fiscal year 2003, an increase of $1.0 million or 125 percent.   The increase was due to improved operations of Watson Wyatt Holdings (Europe) Limited (WWHE) of $0.7 million and improved results of our affiliated captive insurance company, Professional Consultants Insurance Company (PCIC), of $0.3 million, partially offset by lower operating results of Watson Wyatt LLP of $0.2 million.

   Interest Income, Net.

Interest income, net for the first quarter of fiscal year 2004 was $0.2 million, unchanged from the prior year.

   Other Non-operating Income.

Other non-operating income for the first quarter of fiscal year 2004 was $6.1 million, compared to $0.5 million for the first quarter of fiscal year 2003.  The increase is mainly due to the $5.6 million non-operating gain the Company recorded related to PCIC, our captive insurance company.  See Note 5 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During the first quarter of fiscal year 2004 and 2003, the Company also received cash payments of $0.5 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business.  All payments received in connection with the sale of our U.S.-based public retirement practice were contingent upon the successful transition of certain clients of GRS and upon their retention by GRS.

   Provision for Income Taxes.

Provision for income taxes for the first quarter of fiscal year 2004 was $8.7 million, compared to $9.1 million for the first quarter of fiscal year 2003. Our effective tax rate was 41.0 percent for the first three months of fiscal year 2004 and 2003.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

   Income From Continuing Operations.

Income from continuing operations for the first quarter of fiscal year 2004 was $12.5 million, compared to $13.1 million for the first quarter of fiscal year 2003, a decrease of $0.6 million or 5 percent.  As a percentage of revenue, income from continuing operations remained at 7.3 percent.

   Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the first quarter of fiscal year 2004 was $0.37, compared to $0.39 for the first quarter of fiscal year 2003.

   Discontinued Operations.

In the first quarter of fiscal year 2004, the Company received sublease income of approximately $17,000 in excess of lease payments related to Wellspring.  See Note 14 of the Notes to the Consolidated Financial Statements for more information related to Wellspring and the reduction of the provision.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2003, totaled $118.3 million, compared to $144.4 million at June 30, 2003, representing a decrease of $26.1 million through the first quarter of fiscal year 2004.  The decrease in cash from June 30, 2003, to September 30, 2003, follows a typical pattern of cash flows for the Company that is attributable to the payment of bonuses in the first quarter related to the prior year’s fiscal year end bonus accrual.

Our non U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs.  At September 30, 2003, $28.1 million of the total cash balance of $118.3 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

   Cash Used in Operating Activities.

Cash used in operating activities for the first three months of fiscal year 2004 was $25.5 million, compared to cash used in operating activities of $18.0 million for the first three months of fiscal year 2003.  The variance is mainly due to the timing of insurance payments, which contributed $8.9 million to the increase in cash used in operations, and higher tax payments of $6.9 million, partially offset by a lower payment of discretionary compensation of $10.1 million.  The allowance for doubtful accounts increased $1.0 million and the allowance for work in process increased $0.2 million from June 30, 2003, to September 30, 2003. The number of days of accounts receivable and work in process outstanding was 78 at September 30, 2003, compared to 72 at June 30, 2003 and 80 at September 30, 2002.

   Cash Used in Investing Activities.

Cash used in investing activities for the first quarter of fiscal year 2004 was $3.1 million, compared to $7.1 million for the first quarter of fiscal year 2003.  The decrease can be primarily attributed to lower purchases of fixed assets of $1.7 million and the absence of additional investments in affiliates compared to the first quarter of fiscal year 2003.

Expenditures of capital funds were $3.6 million for the first three months of fiscal year 2004.  Anticipated commitments of capital funds are estimated at $23.2 million for the remainder of fiscal year 2004, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.

   Cash From (Used in) Financing Activities.

Cash from financing activities for the first quarter of fiscal year 2004 was $1.9 million, compared to cash used in financing activities of $5.9 million for the first quarter of fiscal year 2003.  The difference can be attributed to the absence of common stock repurchases in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Lease commitments	$244,605	$29,388	$68,284	$54,326	$92,607

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees

Wellspring Leases.  The Company continues to guarantee certain leases for office premises and equipment for Wellspring.  At September 30, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $22.9 million, excluding anticipated sublease income.  See Note 14 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the Company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.3 million based on the September 30, 2003, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP were to exercise this option, the Company would attempt to sublease the space at the then-current market rates.

Stock Loans.  The Company guarantees a credit facility that provided loans to associates for stock purchased under our former Stock Purchase Program.  This Stock Purchase Program was discontinued in conjunction with our initial public offering in October 2000.  As a result, amounts guaranteed under the facility permanently decrease as the loans are repaid.  The maximum available borrowings and aggregate outstanding balances under this facility were $0.9 million at September 30, 2003, and $1.0 million at June 30, 2003.  A total of 900,000 and 989,000 Watson Wyatt & Company Holdings shares were pledged by stockholders to collateralize these loans at September 30, 2003, and June 30, 2003, respectively.

Credit Agreement

The Company has entered into a $100.0 million revolving credit facility with a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate, and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.25 percent of the facility, that varies with our financial leverage and is calculated on the unused portion of the credit facility.  No amounts were outstanding under the Company’s revolving credit facility as of September 30, 2003, or June 30, 2003.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of September 30, 2003.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility is currently unavailable for operating needs.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.  The credit facility is scheduled to expire on June 25, 2005.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, as well as claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims.  Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms.  Prior to July 1, 2003, the first $5 million of coverage had a premium structure which provided that the captive insurance company would recover from the firm defending the claim approximately 75 percent of any loss up to $5 million.  The Company recorded an accrual for this liability.  This recovery occurred through insurance premium payments in subsequent years.  The remaining 25 percent of any loss up to $5 million was a risk borne by the captive insurance company, which carried reinsurance in the commercial markets for most losses above $5 million.

As of July 1, 2003, PCIC attempts to recover through its premium structure the amounts it expects to pay out for member companies in claims losses. It bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets. In addition, our agreements with PCIC could require additional payments to PCIC in the event that the Company decided to exit PCIC and adverse claims significantly exceed prior expectations.  If these circumstances were to occur, the Company would record a liability at the time it becomes estimable and probable.

The Company will continue to provide for the self-insured retention where specific estimated losses for known claims in excess of $1 million are considered probable and reasonably estimable.

Although the Company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The Company uses actuarial assumptions to estimate and record its IBNR liability and has a $12.8 million IBNR liability recorded as of September 30, 2003.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which clarifies the financial reporting guidance associated with the consolidation of another entity.  The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003, and as disclosed in the Company’s Annual Report on Form 10-K, pre-existing variable interest entities as of July 1, 2003.  However, at the October 8, 2003 meeting of the Financial Accounting Standards Board (the “Board”), the Board decided to issue a final FASB Staff Position 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“Final FSP”).  The Final FSP provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities and is effective for the Company as of December 31, 2003.  Management does not believe that the adoption of FIN 46 will have an effect on the Company’s financial performance or condition.

Emerging Issues Task Force’s Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the Company beginning July 1, 2003.  As of July 1, 2003, the Company has applied such requirements prospectively to multiple deliverable arrangements, which include arrangements involving installation and customization of technology solution products sold together with on-going services offered by the Company.  The adoption of EITF 00-21 has not had a material effect on the Company’s financial performance or condition.

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 7 on page 8 and 9; Note 11 on page 12; Note 12 on pages 12 and 13; Note 13 on page 13; Critical Accounting Policies and Estimates on pages 17 through 20; the discussion of our capital commitments on page 23; and Part II, Item 1 “Legal Proceedings” on page 27.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue,” or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to, our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under “risk factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was filed with the SEC on September 23, 2003, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures as of the end of the first quarter of fiscal year 2004 and have concluded that, as of September 30, 2003, such controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the Company files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding such disclosure.

(b) Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

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

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR).   A settlement agreement has been executed by all parties to the lawsuit brought against Watson Wyatt and five other service providers of NJCAR, an insolvent group health insurance provider.  The suit alleged that losses resulting from the insolvency are partly attributable to NJCAR’s former service providers.   If no objections are filed, the settlement agreement is scheduled to be approved by the state court presiding over NJCAR’s insolvency proceedings on December 5, 2003.

Toussaint, et al. v. James, et al.  Union leaders, in their capacity as the trustees of a pension plan for the union leadership, brought suit in December 2001 in the U.S. District Court for the Southern District of New York against the former union leaders and Watson Wyatt, alleging damages suffered in reliance on our actuarial work and breaches of fiduciary duties owed by the former union leaders.  The claim against Watson Wyatt is allegedly in the $4 million range.  If the case is not resolved in mediation, a jury trial is scheduled for February 28, 2004.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Restricted Shares

In conjunction with our initial public offering in October 2000, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  As a result of these agreements, 3,816,000 Class A shares were currently restricted as of September 30, 2003.  Of these shares, 1,908,000 became freely transferable in October 2003.  The remaining shares will become freely transferable in October 2004.

In September 2003, the Company issued 185,688 shares in connection with its employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)

3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)

4	Form of Certificate Representing Common Stock(1)

10.1	Amended Credit Agreement Among Bank of America, N.A., and Others dated June 25, 2002(3)

10.2	Credit Agreement Among Bank of America, N.A., and Others dated June 25, 2002(3)

10.3	Consent of Bank of America, N.A. (5)

10.4	Agreement with David B. Friend, M.D., dated October 22, 1999(1)

10.5	Senior Officer Deferred Compensation Plan(5)

10.6	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares(4)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1	Certification of Chief Executive Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

32.2	Certification of Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

b.	Reports on Form 8-K

(i) On August 14, 2003, the Company filed a Current Report on Form 8-K, which included a press release dated the same day and which provided notification of a delay in the reporting of our fiscal year 2003 earnings.

(ii) On September 18, 2003, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our fiscal year 2003 earnings.

(iii) On November 5, 2003, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our first quarter fiscal year 2004 earnings.

(1)                Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000

(2)                Incorporated by reference from Registrant’s Form 10-Q, filed on May 2, 2001

(3)                Incorporated by reference from Registrant’s Form 10-K, filed on September 25, 2002

(4)                Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

(5)                Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2001

(6)                Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)

/S/ John J. Haley		November 14, 2003
Name:	John J. Haley	Date
Title:	President and Chief Executive Officer

/S/ Carl D. Mautz		November 14, 2003
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief Financial Officer

/S/ Peter L. Childs		November 14, 2003
Name:	Peter L. Childs	Date
Title:	Controller