Form 10-Q
period 2003-12-31
WATSON WYATT & CO HOLDINGS
filed 2004-02-05
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2004.

Class	Number of Shares
Class A Common Stock, $.01 par value	32,898,664

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2003

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended December 31		Six months ended December 31
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Revenue	$170,353	$174,624	$341,336	$353,582

Costs of providing services:
Salaries and employee benefits	94,374	97,838	199,447	199,351
Professional and subcontracted services	12,613	13,042	21,699	23,860
Occupancy, communications and other	25,921	25,485	49,439	52,113
General and administrative expenses	14,990	14,815	30,591	29,205
Depreciation and amortization	5,395	5,266	10,047	10,345
	153,293	156,446	311,223	314,874

Income from operations	17,060	18,178	30,113	38,708

Income from affiliates	1,048	2,058	2,838	2,907
Interest income, net	170	225	384	467
Other non-operating income	27	121	6,152	641

Income from continuing operations before income taxes	18,305	20,582	39,487	42,723

Provision for income taxes	7,503	8,438	16,188	17,516

Income from continuing operations	10,802	12,144	23,299	25,207

Discontinued operations:

Sublease income from discontinued operations, less applicable income tax expense for the three and six months ended December 31, 2003	16	—	26	—

Net income	$10,818	$12,144	$23,325	$25,207

Basic earnings per share:
Income from continuing operations	$0.33	$0.37	$0.70	$0.77
Income from discontinued operations	—	—	—	—
Net income	$0.33	$0.37	$0.70	$0.77

Diluted earnings per share:
Income from continuing operations	$0.32	$0.36	$0.70	$0.76
Income from discontinued operations	—	—	—	—
Net income	$0.32	$0.36	$0.70	$0.76

Weighted average shares of common stock, basic (000)	33,143	32,942	33,111	32,944
Weighted average shares of common stock, diluted (000)	33,474	33,279	33,453	33,285

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$131,613	$144,374
Receivables from clients:
Billed, net of allowances of $2,037 and $862	80,657	78,373
Unbilled, net of allowances of $646 and $419	56,273	60,549
	136,930	138,922

Deferred income taxes	619	3,885
Other current assets	15,657	11,448
Total current assets	284,819	298,629

Investment in affiliates	27,724	26,431
Fixed assets, net	58,352	60,716
Deferred income taxes	99,029	101,214
Goodwill and intangible assets	21,085	20,878
Other assets	5,494	6,594

Total Assets	$496,503	$514,462

Liabilities

Accounts payable and accrued liabilities, including discretionary compensation	$82,550	$114,013
Income taxes payable	152	15,308
Total current liabilities	82,702	129,321

Accrued retirement benefits	197,469	195,705
Deferred rent and accrued lease losses	6,143	4,608
Other noncurrent liabilities	31,923	33,091

Total Liabilities	318,237	362,725

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value: 1,000,000 shares authorized; none issued and outstanding	—	—

Class A Common Stock - $.01 par value: 69,000,000 shares authorized; 33,372,880 and 33,087,880 issued and 32,980,835 and 32,943,156 outstanding	334	331
Additional paid-in capital	151,453	145,922
Treasury stock, at cost - 392,045 and 144,724 shares	(9,198)	(2,956)
Retained earnings	100,842	77,517
Accumulated other comprehensive loss	(65,165)	(69,077)
Total Stockholders’ Equity	178,266	151,737

Total Liabilities and Stockholders’ Equity	$496,503	$514,462

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Six months ended December 31
	2003	2002
	(Unaudited)
Cash flows (used in) from operating activities:
Net income	$23,325	$25,207
Adjustments to reconcile net income to net cash (used in) from operating activities:
Other non-operating gain related to PCIC	(5,600)	—
Provision for doubtful receivables from clients	3,741	5,387
Depreciation	9,883	10,203
Amortization of intangible assets	164	142
Provision for deferred income taxes	5,451	2,021
Income from affiliates	(2,838)	(2,907)
Distributions from affiliates	2,285	2,033
Other, net	(536)	(814)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(1,749)	4,248
Other current assets	(4,209)	4,822
Other assets	1,100	212
Accounts payable and accrued liabilities	(21,330)	(37,051)
Income taxes payable	(15,156)	(2,520)
Accrued retirement benefits	1,764	607
Deferred rent and accrued lease losses	1,535	7
Other noncurrent liabilities	(1,266)	599
Net cash (used in) from operating activities	(3,436)	12,196

Cash flows used in investing activities:
Purchases of fixed assets	(7,806)	(10,313)
Proceeds from divestitures	552	1,042
Acquisitions and contingent consideration payments	(113)	(366)
Investment in affiliates	—	(1,961)
Net cash used in investing activities	(7,367)	(11,598)

Cash flows used in financing activities:
Issuances of common stock - exercises of stock options	1,179	331
Issuances of common stock - employee stock purchase plan	3,278	3,121
Repurchases of common stock	(9,776)	(8,765)
Net cash used in financing activities	(5,319)	(5,313)

Effect of exchange rates on cash	3,361	87

Decrease in cash and cash equivalents	(12,761)	(4,628)

Cash and cash equivalents at beginning of period	144,374	95,974

Cash and cash equivalents at end of period	$131,613	$91,346

See accompanying notes

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

(Unaudited)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2003	$331	$145,922	$(2,956)	$77,517	$(69,077)	$151,737
Comprehensive income:
Net income				23,325		23,325
Additional minimum pension liability					(432)	(432)
Foreign currency translation adjustment					4,344	4,344
Total comprehensive income						27,237
Repurchases of common stock			(9,776)			(9,776)
Issuances of common stock - employee stock purchase plan shares	1	1,289	1,988			3,278
Issuances of common stock - deferred stock units	2	4,081				4,083
Issuances of common stock to outside directors		8	70			78
Issuances of common stock- stock options		(297)	1,476			1,179
Tax benefit of exercises of stock options		450				450

Balance at December 31, 2003	$334	$151,453	$(9,198)	$100,842	$(65,165)	$178,266

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

The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2004.  The results reflect certain estimates, including estimated bonuses and anticipated tax liabilities.

Note 2 – Company Background.

Watson Wyatt is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource-related technology consulting.

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

The table below presents specified information about reported segments as of and for the three months ended December 31, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$98,428	$21,871	$11,622	$19,387	$10,942	$162,250
Net operating income/(loss)	16,722	4,042	2,144	(1,181)	(53)	21,674
Receivables	82,599	11,418	9,963	17,368	5,671	127,019

The table below presents specified information about reported segments as of and for the three months ended December 31, 2002:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$95,076	$26,521	$11,940	$19,146	$11,958	$164,641
Net operating income/(loss)	18,073	4,890	(547)	946	(9)	23,353
Receivables	82,348	18,528	10,090	15,343	6,835	133,144

The table below presents specified information about reported segments as of and for the six months ended December 31, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$202,296	$42,140	$21,788	$38,332	$22,635	$327,191
Net operating income/(loss)	38,763	5,455	1,888	(1,247)	634	45,493
Receivables	82,599	11,418	9,963	17,368	5,671	127,019

The table below presents specified information about reported segments as of and for the six months ended December 31, 2002:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$197,076	$52,829	$23,186	$37,064	$25,911	$336,066
Net operating income/(loss)	43,943	9,650	(473)	1,324	2,135	56,579
Receivables	82,348	18,528	10,090	15,343	6,835	133,144

Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the consolidated amounts follow for the three and six month periods ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Revenue:
Total segment revenue	$162,250	$164,641	$327,191	$336,066
Reimbursable expenses not included in total segment revenue	8,889	10,341	14,848	17,318
Other, net	(786)	(358)	(703)	198
Consolidated revenue	$170,353	$174,624	$341,336	$353,582

Net Operating Income:
Total segment net operating income	$21,674	$23,353	$45,493	$56,579
Income from affiliates	1,048	2,058	2,838	2,907
Differences in allocation methods for depreciation, G&A, medical and pension costs	1,925	(629)	3,360	(1,095)
Gain on sale of business units	27	522	552	1,042
Discretionary compensation	(5,970)	(7,574)	(19,470)	(19,574)
PCIC non-operating gain	—	—	5,600	—
Other, net	(399)	2,852	1,114	2,864
Consolidated income before income taxes	$18,305	$20,582	$39,487	$42,723

Receivables:
Total segment receivables - billed and unbilled	$127,019	$133,144	$127,019	$133,144
Net valuation differences	9,911	8,833	9,911	8,833
Total billed and unbilled receivables	136,930	141,977	136,930	141,977
Assets not reported by segment	359,573	277,083	359,573	277,083
Consolidated assets	$496,503	$419,060	$496,503	$419,060

Note 4 – Stock-based Compensation.

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for stock options issued under the 2000 Long Term Incentive Plan and the 2001 Employee Stock Purchase Plan.  Compensation expense for the 2000 Long Term Incentive Plan, if any, would be recorded and measured as the difference between the fair market value of the stock at the date of the grant and the option price.  The compensation expense would be recognized over the five-year vesting period identified in the plan.  For any cash-based, non-stock awards, such as stock appreciation rights, compensation expense will be recognized over the vesting period to the extent that the market price of the stock increases.  We have elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (FAS 123).

As required by FAS 123, the Company has determined pro forma net income and earnings per share as if the Company had accounted for its stock compensation plans under the fair value method of FAS 123.  The Company estimated compensation expense for its 2001 Employee Stock Purchase Plan based on the 15 percent discounted purchase price offered to employees enrolled in the plan, which approximates fair value.  For the 2000 Long Term Incentive Plan, the Company uses the Black-Scholes option valuation model to calculate the fair value of options granted for pro forma disclosure purposes.

The table below reflects the pro forma effect on net income and earnings per share for the three and six months ended December 31, 2003 and 2002 as if the Company recognized compensation expense under the fair value method of FAS 123:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net income, as reported	$10,818	$12,144	$23,325	$25,207
Add: Stock-based compensation expense included in reported net income, net of related tax effects	31	6	77	12
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(383)	(388)	(798)	(800)
Pro forma net income	$10,466	$11,762	$22,604	$24,419

Earnings per share:
Basic - as reported	$0.33	$0.37	$0.70	$0.77
Basic - pro forma	$0.32	$0.36	$0.68	$0.74

Diluted - as reported	$0.32	$0.36	$0.70	$0.76
Diluted - pro forma	$0.31	$0.35	$0.68	$0.73

Note 5 – Targeted Job Reductions.

We eliminated approximately 100 positions in our North American region during the first quarter of fiscal year 2004.  A charge to earnings of $2.6 million related to these reductions was included in the Company’s financial results for the quarter ended September 30, 2003.  We eliminated an additional 22 positions in our North American region during the second quarter of fiscal year 2004, resulting in a charge to earnings of $0.7 million in the Company’s financial results for the quarter ended December 31, 2003.  Of the $3.3 million total severance charge, $3.2 million was included in Salaries and employee benefits and $0.1 million was included in Professional and subcontracted services.

Note 6 – Professional Consultants Insurance Company (PCIC) Other Non-operating Gain.

On July 9, 2003, the Board of Directors of PCIC, a captive insurance company of which we own 34.8 percent, decided to pass on to each of its owners a credit in their 2003-04 policy year in connection with benefits received from an aggregate stop loss insurance policy entered into by PCIC.  PCIC’s Board of Directors determined that this credit would be used to offset all or a portion of each insureds obligation to PCIC for historical loss experience.  As a result, the Company recorded a $5.6 million pre-tax non-operating gain in the first quarter of fiscal year 2004 and included this gain in “Other non-operating income” in the Consolidated Statements of Operations.

As a result of this gain, the Company also recorded a $5.6 million supplemental bonus accrual in the first quarter that is incremental to the Company’s fiscal year end bonus, but will be paid in September 2004 with the regular bonus cycle.  This supplemental bonus is included in Salaries and employee benefits.

Note 7 – Sale of U.S.-based Public Sector Retirement Business.

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

Note 8 – Goodwill & Intangible Assets.

The changes in the carrying amount of goodwill for the six months ended December 31, 2003, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Balance as of June 30, 2003	$16,278	$1,449	$69	$979	$1,214	$19,989
Goodwill recorded during the period	—	—	—	113	—	113
Translation adjustment	203	—	4	53	—	260
Balance as of December 31, 2003	$16,481	$1,449	$73	$1,145	$1,214	$20,362

Goodwill recorded during the period reflects contingent payments made relative to historical acquisitions in Australia and Mexico.

The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended December 31, 2003:

	Non-contractual customer relationships	Non-compete agreements	Purchased software	Pension	Total

Balance as of June 30, 2003	$480	$269	$27	$113	$889
Amortization expense	(99)	(47)	(18)	—	(164)
Translation adjustment	(10)	—	—	8	(2)
Balance as of December 31, 2003	$371	$222	$9	$121	$723

The following table reflects the carrying value of intangible assets at December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets and intangible pension asset:
Non-contractual customer relationships	$807	$436	$659	$86
Non-compete agreements	672	450	672	357
Purchased software	125	116	125	80
Intangible pension asset	121	—	—	—
Total intangible assets and intangible pension asset	$1,725	$1,002	$1,456	$523

The change in the gross carrying amount of non-contractual customer relationships reflects translation adjustments between December 31, 2002 and December 31, 2003.  These intangible assets are denominated in the functional currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at December 31, 2003, was 2.0 years.  Estimated amortization expense for fiscal year 2004 and each of the three succeeding fiscal years is as follows:

Fiscal year ending June 30:	Amount
2004	$323
2005	300
2006	133
2007	20

Note 9 – Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three and six months ended December 31, 2003.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Income from continuing operations	$10,802	$12,144	$23,299	$25,207
Discontinued operations	16	—	26	—
Net income	$10,818	$12,144	$23,325	$25,207

Weighted average outstanding shares of common stock	33,143	32,942	33,111	32,944
Dilutive effect of employee stock options and employee stock purchase plan shares	331	337	342	341

Common stock and stock equivalents	33,474	33,279	33,453	33,285

Basic earnings per share:
Income from continuing operations	$0.33	$0.37	$0.70	$0.77
Discontinued operations	—	—	—	—
Net income	$0.33	$0.37	$0.70	$0.77

Diluted earnings per share:
Income from continuing operations	$0.32	$0.36	$0.70	$0.76
Discontinued operations	—	—	—	—
Net income	$0.32	$0.36	$0.70	$0.76

Note 10 – Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and changes in the cumulative translation adjustment gain or loss.  For the three months ended December 31, 2003, comprehensive income totaled $14.5 million, compared with $13.3 million for the three months ended December 31, 2002.  For the six months ended December 31, 2003, comprehensive income totaled $27.1 million, compared with $25.6 million for the six months ended December 31, 2002.

Note 11 – Restricted Shares.

In conjunction with our initial public offering in October 2000, we entered into agreements providing for transfer restrictions with major stockholders, executive officers and employee directors.  During October 2003, these transfer restrictions expired on 1,908,000 Class A shares.  As of December 31, 2003, 1,908,000 Class A shares remain restricted.  These shares will become freely transferable in October 2004.

Note 12 – Guarantees.

The Company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the Company to make payments to third parties under certain circumstances.

Letters of Credit.  The Company has two outstanding letters of credit totaling $7.5 million under our existing credit facility to guarantee payment to beneficiaries in the event that the Company fails to meet its financial obligations to these beneficiaries.  One letter of credit for $2.6 million will expire in October 2006, while the second letter of credit for $4.9 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.  The estimated fair market value of these letters of credit is nominal because they have never been used, and the Company believes that future usage is remote.

Affiliate Agreements.  In 1995, we entered into an alliance agreement with R. Watson & Sons, a United Kingdom-based actuarial, benefits and human resources consulting partnership (now Watson Wyatt LLP or WWLLP), the predecessor of which was founded in 1878.  Included in the agreements between the Company and WWLLP (the “Alliance Agreements”) are various indemnities and guarantees relating to the performance of the Company and its subsidiaries, some of which became part of Watson Wyatt Holdings (Europe), Ltd. (WWHE), as to such matters as tax liabilities, liabilities for prior acts or omissions arising from the operation of the UK and European businesses prior to the alliance and failure to perform various obligations under the Alliance Agreements.  In addition, certain events, such as a sale of material parts of our business, could require the Company to either purchase from or sell to WWLLP an interest in our European business and/or repurchase the shares of the Company’s stock currently held by WWLLP.  The Company is unable to estimate an amount of any potential future payments under these contractual arrangements because the potential occurrence of any of the events to which the indemnities apply is entirely speculative, there is no history of payments and the dollar amount, if any, would be dependent upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities and guarantees should decline with the passage of time.  There are no provisions for recourse to third parties, nor are any assets held by any third parties that the Company as guarantor can liquidate to recover amounts paid under such indemnities.

The Company owns 25 percent of WWHE and WWLLP owns the remaining 75 percent.  Additional capital for WWHE, if required, may be provided by both owners based on their respective ownership interests.  If either the Company or WWLLP does not provide its pro rata share of any additional capital invested in WWHE, that party’s respective ownership interest will be reduced accordingly.

In connection with the establishment of our alliance with Watson Wyatt LLP, the Company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total approximately £1.4 million (or approximately $2.5 million based on the December 31, 2003, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP exercises this option, the Company would attempt to sublease the space at the then-current market rates.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At December 31, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $21.3 million, excluding anticipated future sublease income.

Note 13 – Contingent Liabilities.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  These disputes typically involve claims relating to the rendering of professional services or employment matters.  The matters reported on below involve the most significant pending or potential claims against us.  Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse affect on the Company.  The Company does not believe that it is exposed to any material, additional financial risk with regard to these matters because the Company’s self-insured retention has been met for both matters, and any liability above the retention is expected to be covered by our insurance.

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR).   All parties to the lawsuit have executed the settlement agreement, which was approved by state court on December 5, 2003.

Toussaint, et al. v. James, et al.  The parties tentatively settled this matter on December 23, 2003.  A definitive settlement agreement is pending execution by all of the parties.

Note 14 – Discontinued Operations.

As discussed in Note 12 above, the Company continues to guarantee three leases for office premises for Wellspring.  We believe we have adequate provisions for any remaining costs associated with our obligations related to this business.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  Through the first six months of fiscal year 2004, the Company received sublease income of approximately $44,000 in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of approximately $0.1 million per fiscal year.

Note 15 – Recent Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  Immediate consolidation requirements of FIN 46 were not applicable to the Company since the Company did not create variable interest entities after January 31, 2003.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  FIN 46R will be required to be adopted by the Company effective March 31, 2004.  Management does not believe that the adoption of FIN 46R will have an effect on the Company’s financial performance or condition.

Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the Company beginning July 1, 2003.  Beginning July 1, 2003, the Company will apply such requirements prospectively to multiple deliverable arrangements, which include arrangements involving installation and customization of technology solution products sold together with on-going services offered by the Company.  Based on the types of arrangements entered into historically, the Company does not expect that adoption of EITF 00-21 will have a material effect on the accounting for such arrangements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The issuance of SAB 104 has not had an effect on our revenue recognition policies as they are in accordance with SAB 104.

Note 16 – Adoption of Amendments to the ESPP.

In August 2001, the board of directors adopted the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”), which subsequently was approved by the stockholders in November 2001.  The ESPP is intended to provide employees of the Company with additional incentives by permitting them to acquire a proprietary interest in the Company through the purchase of shares of the Company’s common stock.  An additional 1,500,000 shares of common stock were authorized and reserved for issuance under the ESPP at the 2003 Annual Meeting of Stockholders in November 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through 3,890 associates in 60 offices located in 18 countries.

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

General

As of December 31, 2003, we employed 3,890 associates as follows:

Benefits Group	1,630
Technology Solutions Group	350
Human Capital Group	155
International	950
Other (including Data Services &Communication)	590
Corporate	215
Total	3,890

Principal Services

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group	Technology Solutions Group	Human Capital Group

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

The Watson Wyatt Worldwide alliance maintains 88 offices in 30 countries and employs over 6,000 associates. Watson Wyatt & Company Holdings operates 60 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland, and also operates 2 offices engaged in the insurance and financial services business in the United States. The alliance operates 16 offices in 10 continental European countries, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Watson Wyatt & Company owns 25 percent of the holding company; Watson Wyatt LLP owns 75 percent.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2004 (December 31, 2003) and as of the end of fiscal year 2003 (June 30, 2003), Consolidated Statements of Operations for the three- and six-month periods ended December 31, 2003 and 2002, Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2003 and 2002 and a Consolidated Statement of Changes in Stockholders’ Equity for the six-month period ended December 31, 2003.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue. No single client accounted for more than 4 percent of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end discretionary bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  For the most recent three fiscal years, approximately 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.

Occupancy, communications and other expenses represent expenses for rent, utilities, supplies and telephone to operate office locations as well as non-client-reimbursed travel by associates, publications and professional development.

General and administrative expenses include the operational costs and professional fees paid by corporate management, general counsel, marketing, human resources, finance, research, technology support and professional liability insurance.

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

Revenue is recognized on time-and-materials engagements based on billable rates times hours worked plus expenses incurred.  For fixed-fee arrangements, revenue is also recognized based on billable rates times hours worked plus expenses incurred.  However, for significant fixed-fee engagements in our Technology Solutions Group, we periodically review ongoing engagements in order to assess the accuracy of our estimates-to-complete.  Revenue recognition for fixed fee engagements is affected by a number of factors including a change in the estimated amount of effort required to complete the project, changes in scope, the staffing on the engagement and/or the level of client participation.  This review requires us to make judgments and estimates regarding the overall profitability and stage of project completion which, in turn, affect how we recognize revenue.  To the extent that our estimates change for a particular engagement, we record the cumulative effect of the change in the period in which it becomes known.  The Company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than total estimated direct and indirect costs associated with the engagement.  Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

The Company has developed various software programs and technologies that are provided to clients in connection with consulting services.  We generally recognize revenue for such services as time is incurred because the services are considered essential to the functionality of the software.

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

Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the Company beginning July 1, 2003.  Beginning July 1, 2003, the Company will apply such requirements prospectively to multiple deliverable arrangements, which include arrangements involving installation and customization of technology solution products sold together with on-going services offered by the Company.  The adoption of EITF 00-21 has not had a material effect on the Company’s financial performance or condition.

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

Discretionary Compensation

The Company’s compensation program includes a discretionary annual bonus that is determined by management and paid once per fiscal year in the form of cash and/or deferred stock units after the Company’s annual operating results are finalized.  Quarterly, estimated annual pre-bonus profitability is reviewed by the Company and the discretionary annual bonus amount is then estimated by management.  After determining the estimated annual bonus amount, the bonus is then allocated to remaining quarterly reporting periods as a constant percentage of estimated pre-bonus profitability.  In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters as a constant percentage of estimated future pre-bonus profitability.  Annual bonus levels may vary from current expectations as a result of changes in the Company’s forecast of pre-bonus profitability and competitive employment market conditions.

As a result of a $5.6 million pre-tax non-operating gain recorded in the first quarter of fiscal year 2004, the Company recorded a $5.6 million supplemental bonus accrual in the first quarter that is incremental to the Company’s fiscal year end bonus.  This supplemental bonus amount, which will be paid out in September 2004 with the regular bonus cycle, is included in Salaries and employee benefits.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company with offices in 18 countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets.  Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, revisions to tax positions taken as a result of further analysis and consultation, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense and net income.

Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (United States, Canada, Hong Kong and the United Kingdom), benefits are based on our associates’ years of service and compensation during the three highest-paid consecutive years of service.

Determination of our obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus.  A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation and related expense.  For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy.  Any difference between actual and assumed results is amortized into our pension expense over the average remaining service period of participating employees.  We consider several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, historical trends, portfolio composition and peer comparisons.

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

The expected long-term rate of return on assets assumption was lowered to 9.00 percent at the end of fiscal year 2003 from 10.00 percent at the end of fiscal years 2002 and 2001.  Selection of the 9.00 percent return assumption was supported by an analysis performed by the Company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first six months of fiscal year 2004 has been 13.0%, compared to a return of (1.0)% in fiscal year 2003.

During fiscal year 2003, the value of the assets held in the pension plans decreased and the decline in interest rates increased our accumulated benefit obligation, resulting in the accumulated benefit obligation becoming greater than the value of the plan assets for the U.S. and U.K. pension plans.  The Company was therefore required to record an additional minimum pension liability for those plans at June 30, 2003, in accordance with Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions” (FAS 87).  This resulted in an increase in the pension liability of $113.4 million, an increase in intangible assets of $0.1 million, a non-cash charge to Stockholders’ Equity of $67.9 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $45.4 million as of June 30, 2003.  A market recovery in future periods, and/or an increase in long-term interest rates, could reverse a portion or all of this charge.  Alternatively, future market declines and/or a decrease in long-term interest rates would result in an addition to this amount.  Our Canadian and Hong Kong pension plan assets were greater than their associated accumulated benefit obligation as of June 30, 2003, and thus did not require the recording of additional minimum pension liabilities.

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

Results of Operations.

The table below sets forth Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	55.4	56.0	58.3	56.5
Professional and subcontracted services	7.4	7.5	6.4	6.7
Occupancy, communications and other	15.2	14.6	14.5	14.7
General and administrative expenses	8.8	8.5	9.0	8.3
Depreciation and amortization	3.2	3.0	2.9	2.9
	90.0	89.6	91.1	89.1

Income from operations	10.0	10.4	8.9	10.9

Income from affiliates	0.6	1.2	0.8	0.9
Interest income, net	0.1	0.1	0.1	0.1
Other non-operating income	—	0.1	1.8	0.2

Income from continuing operations before income taxes	10.7	11.8	11.6	12.1

Provision for income taxes	4.4	4.8	4.8	5.0

Income from continuing operations	6.3%	7.0%	6.8%	7.1%

Three and Six Months Ended December 31, 2003, Compared to the Three and Six Months Ended December 31, 2002

Executive Overview

Revenues for the quarter were down from the second quarter of fiscal year 2003, although in line with our expectations.  Our Benefits Group continued to grow as we were named lead actuary during the quarter for a number of clients within the Fortune 1000 and P&I 1000.  Offsetting this growth was continued weakness in our Technology Solutions and Human Capital Groups.  These groups are more sensitive to economic downturns and the resulting tight corporate budgets.  Although the economy has shown signs of recovery, there is typically a lag between when a company’s results improve and when a company will be willing to spend large amounts on the types of discretionary projects that would be serviced by these two groups.  We believe that spending will resume when companies become confident that an economic recovery is more firmly in place.

Expenses continue to decline as a result of the Company’s cost reduction efforts, affecting expense categories such as salaries, employee benefits, rent, travel, and office supplies.  These reductions have been partially offset by increased pension and professional liability insurance expense.

Revenue

Revenue from operations for the second quarter of fiscal year 2004 was $170.4 million, compared to $174.6 million for the second quarter of fiscal year 2003, a decrease of $4.2 million or 2 percent.

The Benefits Group increased revenue by $3.3 million or 3 percent during the second quarter of fiscal year 2004 as we continued to benefit from a large number of new client wins and grow revenues with existing clients, in part due to consulting associated with continuing legislative activity regarding cash balance plans and pension funding assumptions.  Revenue from our Technology Solutions Group decreased by $4.6 million or 17 percent, a slightly better performance than expected due to a number of new client wins with which we were able to begin work during the quarter.  Overall, however, these results reflect the lag between when a company’s results improve and when it is willing to spend large amounts on discretionary projects.  Revenue from our Human Capital Group decreased $0.3 million or 3 percent, reflecting increased demand in executive compensation offset by weak results in organization effectiveness consulting as well as from continued hesitancy of companies to engage special project work during a period of tight financial budgets.  Our revenues in this segment are largely being driven by increased work in our executive compensation business, offset by a decrease in demand for general organization effectiveness consulting.  Our international segment finished the quarter with revenue growth of $0.3 million or 2 percent.  However, revenue was down 6% after adjusting for the impact of favorable exchange rates.  Revenue for other practice areas in North America decreased by $1.1 million or 9 percent during the second quarter of fiscal year 2004.

Revenue from operations for the first six months of fiscal year 2004 was $341.3 million, compared to $353.6 million for the first six months of fiscal year 2003, a decrease of $12.3 million or 3 percent.

The Benefits Group increased revenue by $5.2 million or 3 percent during the first six months of fiscal year 2004 due to new client wins, as well as growth in existing clients.  Revenue from our Technology Solutions Group decreased by $10.7 million or 20 percent, reflecting the lag between when a company’s results improve and when it is willing to spend large amounts on discretionary projects.  Revenue from our Human Capital Group decreased $1.4 million or 6 percent during the first six months of fiscal year 2004, reflecting increased demand in executive compensation offset by weak results in organization effectiveness consulting.  Our international segment finished the six months with fiscal year to date revenue growth of $1.2 million or 3 percent.  However, revenue was down 5% after adjusting for the impact of favorable exchange rates.  Revenue for other practice areas in North America decreased by $3.3 million or 13 percent during the first six months of fiscal year 2004.

Salaries and Employee Benefits

Salaries and employee benefit expenses for the second quarter of fiscal year 2004 were $94.4 million, compared to $97.8 million for the second quarter of fiscal year 2003, a decrease of $3.4 million or 3 percent.  Salaries and employee benefit expenses for the second quarter of fiscal year 2004 include severance charges of $0.7 million related to job reductions in North America.  The decrease, exclusive of this charge, was mainly due to lower benefits costs of $2.8 million, which reflect the suspension of the company match on our defined contribution retirement plan and the higher proportion of health care costs paid by our associates, a lower accrual for discretionary compensation of $1.4 million and lower salaries of $1.2 million, which reflect the Company’s targeted job reductions net of modest salary increases, partially offset by higher pension costs of $0.9 million.  Pension expense for fiscal year 2004 was reduced by $2.0 million as the pension valuation was finalized with lower headcounts and higher pension contributions than what had been utilized for the valuation at June 30, 2003.  As a result, pension costs for the quarter ended December 31, 2003 reflect one-half of this reduction, or $1.0 million.  As a percentage of revenue, salaries and employee benefits decreased from 56.0 percent to 55.4 percent.

Salaries and employee benefit expenses for the first six months of fiscal year 2004 and 2003 were $199.4 million.  Salaries and employee benefit expenses for the first six months of fiscal year 2004 include severance charges of $3.2 million related to job reductions in North America.  The decrease, exclusive of this charge, was mainly due to lower benefits costs of $5.0 million, which reflect the suspension of the company match on our defined contribution retirement plan and the higher proportion of health care costs paid by our associates and lower salaries of $1.5 million, which reflect the Company’s targeted job reductions net of modest salary increases, partially offset by higher pension costs of $3.2 million.  As a percentage of revenue, salaries and employee benefits increased from 56.5 percent to 58.3 percent.

Professional and Subcontracted Services

Professional and subcontracted services used in consulting operations for the second quarter of fiscal year 2004 were $12.6 million, compared to $13.0 million for the second quarter of fiscal year 2003, a decrease of $0.4 million or 3 percent.  As a percentage of revenue, professional and subcontracted services decreased from 7.5 percent to 7.4 percent.

Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2004 were $21.7 million, compared to $23.9 million for the first six months of fiscal year 2003, a decrease of $2.2 million or 9 percent.  The decrease in both periods resulted from lower reimbursable expenses incurred on behalf of clients, and continued cost control measures.  As a percentage of revenue, professional and subcontracted services decreased from 6.7 percent to 6.4 percent.

Occupancy, Communications and Other

Occupancy, communications and other expenses for the second quarter of fiscal year 2004 were $25.9 million compared to $25.5 million for the second quarter of fiscal year 2003, an increase of $0.4 million or 2 percent.  As a percentage of revenue, occupancy, communications and other increased from 14.6 percent to 15.2 percent.

Occupancy, communications and other expenses for the first six months of fiscal year 2004 were $49.4 million, compared to $52.1 million for the first six months of fiscal year 2003, a decrease of $2.7 million or 5 percent.  The decrease reflects the Company’s cost containment measures, as evidenced through lower expenses in all categories including travel, office supplies, telephone and business taxes.  As a percentage of revenue, occupancy, communications and other decreased from 14.7 percent to 14.5 percent.

General and Administrative Expenses

General and administrative expenses for the second quarter of fiscal year 2004 were $15.0 million, compared to $14.8 million for the second quarter of fiscal year 2003, an increase of $0.2 million or 1 percent.  As a percentage of revenue, general and administrative expenses increased from 8.5 percent to 8.8 percent.

General and administrative expenses for the first six months of fiscal year 2004 were $30.6 million, compared to $29.2 million for the first six months of fiscal year 2003, an increase of $1.4 million or 5 percent.  As a percentage of revenue, general and administrative expenses increased from 8.3 percent to 9.0 percent.  The increase in both periods is mainly due to higher insurance costs and expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rules.

Depreciation and Amortization

Depreciation and amortization for the second quarter of fiscal year 2004 was $5.4 million, compared to $5.3 million for the second quarter of fiscal year 2003, an increase of $0.1 million or 2 percent.  Depreciation and amortization expenses include an acceleration of depreciation of $0.6 million recorded due to a lease termination.  The decrease, exclusive of this accelerated depreciation, is mainly due to lower capital asset purchases in fiscal year 2002 and 2003.  As a percentage of revenue, depreciation and amortization increased from 3.0 percent to 3.2 percent.

Depreciation and amortization for the first six months of fiscal year 2004 was $10.0 million, compared to $10.3 million for the first six months of fiscal year 2003, a decrease of $0.3 million or 3 percent.  The decrease is mainly due to lower capital asset purchases in fiscal year 2002 and 2003.  As a percentage of revenue, depreciation and amortization remained at 2.9 percent.

Income From Affiliates

Income from affiliates for the second quarter of fiscal year 2004 was $1.0 million, compared to $2.1 million for the second quarter of fiscal year 2003, a decrease of $1.1 million or 52 percent.   The decrease was due to lower equity income of our affiliated captive insurance company, Professional Consultants Insurance Company (PCIC) of $1.0 million, and lower operating results of Watson Wyatt LLP of $0.3 million, partially offset by improved operations of Watson Wyatt Holdings (Europe) Limited (WWHE) of $0.4 million.

Income from affiliates for the first six months of fiscal year 2004 was $2.8 million, compared to $2.9 million for the first six months of fiscal year 2003, a decrease of $0.1 million or 3 percent.   The decrease was due to lower income from PCIC of $0.6 million and lower operating results of Watson Wyatt LLP of $0.6 million, partially offset by improved operations of WWHE of $1.0 million.

Interest Income, Net

Interest income, net for the second quarter of fiscal year 2004 was $0.2 million, unchanged from the prior year.  Interest income, net for the first six months of fiscal year 2004 was $0.4 million, compared to $0.5 million for the first six months of fiscal year 2003, a decrease of $0.1 million or 20%.

Other Non-operating Income

Other non-operating income for the first six months of fiscal year 2004 was $6.2 million, compared to $0.6 million for the first six months of fiscal year 2003.  The increase is mainly due to the $5.6 million non-operating gain the Company recorded related to PCIC.  See Note 6 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During the first six months of fiscal years 2004 and 2003, the Company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

Provision for Income Taxes

Provision for income taxes for the first six months of fiscal year 2004 was $16.2 million, compared to $17.5 million for the first six months of fiscal year 2003. Our effective tax rate was 41.0 percent for the first six months of fiscal years 2004 and 2003.

Income From Continuing Operations

Income from continuing operations for the second quarter of fiscal year 2004 was $10.8 million, compared to $12.1 million for the second quarter of fiscal year 2003, a decrease of $1.3 million or 11 percent.  As a percentage of revenue, income from continuing operations decreased from 7.0 percent to

6.3 percent.  Income from continuing operations for the first six months of fiscal year 2004 was $23.3 million, compared to $25.2 million for the first six months of fiscal year 2003, a decrease of $1.9 million or 8 percent.  As a percentage of revenue, income from continuing operations decreased from 7.1 percent to 6.8 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations for the second quarter of fiscal year 2004 was $0.32, compared to $0.36 for the second quarter of fiscal year 2003.  Diluted earnings per share, income from continuing operations for the first six months of fiscal year 2004 was $0.70, compared to $0.76 for the first six months of fiscal year 2003.

Discontinued Operations

Through the first six months of fiscal year 2004, the Company received sublease income of approximately $44,000 in excess of lease payments related to Wellspring.  See Note 14 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2003, totaled $131.6 million, compared to $144.4 million at June 30, 2003, representing a decrease of $12.8 million through the second quarter of fiscal year 2004.  The decrease in cash from June 30, 2003 to December 31, 2003 follows a typical pattern of cash flows for the Company that is attributable to the payment of bonuses in the first quarter related to the prior year’s fiscal year end bonus accrual.  During the first six months of fiscal year 2004, we paid $34.9 million in previously accrued discretionary compensation and $25.5 million in corporate taxes and contributed $10.0 million to our U.S. defined benefit pension plan.  These outflows of cash were offset by positive cash flow from consulting operations.  Consistent with the Company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.

Our non-U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs.  At December 31, 2003, $27.5 million of the total cash balance of $131.6 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant restrictions other than local or U.S. taxes associated with repatriation.

Cash (Used in) From Operating Activities

Cash used in operating activities for the first six months of fiscal year 2004 was $3.4 million, compared to cash from operating activities of $12.2 million for the first six months of fiscal year 2003.  The variance is mainly due to the timing of insurance payments, which contributed $9.0 million to cash used in operations and higher payments of corporate taxes of $7.1 million.

The allowance for doubtful accounts increased $1.2 million and the allowance for work in process increased $0.2 million from June 30, 2003, to December 31, 2003. The number of days of accounts receivable and work in process outstanding was 72 at December 31, 2003, compared to 72 at June 30, 2003 and 74 at December 31, 2002.

Cash Used in Investing Activities

Cash used in investing activities for the first six months of fiscal year 2004 was $7.4 million, compared to $11.6 million for the first six months of fiscal year 2003.  The decrease can be primarily attributed to lower purchases of fixed assets of $2.5 million and the absence of additional investments in affiliates compared to the first quarter of fiscal year 2003.

Expenditures of capital funds were $8.2 million for the first six months of fiscal year 2004.  Anticipated commitments of capital funds are estimated at $15.3 million for the remainder of fiscal year 2004, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.

Cash Used in Financing Activities

Cash used in financing activities for the first six months of fiscal year 2004 and 2003 was $5.3 million, mainly associated with repurchases of common stock, offset by purchases of common stock by associates through the Company’s Employee Stock Purchase Plan and Long-term Incentive Plan.  The Company repurchased  413,400 shares of common stock during fiscal year 2004 to reduce dilution resulting from the issuance of shares in connection with the Company’s employee benefit plans.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Lease commitments	$233,973	$19,326	$69,665	$55,740	$89,242

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees

Wellspring Leases.  The Company continues to guarantee certain leases for office premises and equipment for Wellspring.  At December 31, 2003, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $21.3 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of approximately $0.1 million per fiscal year.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Note 14 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the Company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.5 million based on the December 31, 2003, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP were to exercise this option, the Company would attempt to sublease the space at the then-current market rates.

Credit Agreement

The Company has a $100.0 million revolving credit facility with a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.25 percent of the facility, that varies with our financial leverage and is calculated on the unused portion of the credit facility.  No amounts were outstanding under the Company’s revolving credit facility as of December 31, 2003, or June 30, 2003.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of December 31, 2003.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility is currently unavailable for operating needs.  We are also charged a fee for outstanding letters of credit that fluctuates based on our leverage ratio.  The credit facility is scheduled to expire on June 25, 2005.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims.  Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms.  Prior to July 1, 2003, the first $5 million of coverage had a premium structure which provided that the captive insurance company would recover from the firm defending the claim approximately 75 percent of any loss up to $5 million.  The Company recorded an accrual for this liability.  This recovery occurred through insurance premium payments in subsequent years.  The remaining 25 percent of any loss up to $5 million was a risk borne by the captive insurance company, which carried reinsurance in the commercial markets for most losses above $5 million.

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

Although the Company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The Company uses actuarial assumptions to estimate and record its IBNR liability and has a $12.9 million IBNR liability recorded as of December 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  Immediate consolidation requirements of FIN 46 were not applicable since the Company did not create variable interest entities after January 31, 2003.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  FIN 46R will be required to be adopted by the Company effective March 31, 2004.  Management does not believe that the adoption of FIN 46R will have an effect on the Company’s financial performance or condition.

Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the Company beginning July 1, 2003.  Beginning July 1, 2003, the Company will apply such requirements prospectively to multiple deliverable arrangements, which include arrangements involving installation and customization of technology solution products sold together with on-going services offered by the Company.  Based on the types of arrangements entered into historically, the Company does not expect that adoption of EITF 00-21 will have a material impact on the accounting for such arrangements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The issuance of SAB 104 has not had an effect on our revenue recognition policies as they are in accordance with SAB 104.

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 8 on page 10 and 11; Note 12 on page 13 and 14; Note 13 on page 14; Note 14 on page 14; the “Executive Overview” on page 21; Critical Accounting Policies and Estimates on pages 18 through 21; the discussion of our capital commitments on pages 25 and 26; and Part II, Item 1 “Legal Proceedings” on page 31.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue,” or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to, our continued ability to recruit and retain highly qualified associates; outcomes of litigation; a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors; actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms; regulatory, legislative and technological developments that may affect the demand for or costs of our services; and other factors discussed under “risk factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was filed with the SEC on September 23, 2003, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of business, although our risk profile has not changed during the period covered by this form 10-Q. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and have concluded that none of our exposures in these areas is material to fair values, cash flows or earnings.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company evaluated our disclosure controls and procedures as of the end of the second quarter of fiscal year 2004. They have concluded that, as of December 31, 2003, such controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the Company files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such disclosure.

Changes in Internal Control Over Financial Reporting

As part of the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, the Company is conducting a review of our internal control over financial reporting, including information technology systems.   This review includes the documentation of all significant processes pertaining to the preparation and disclosure of the Company’s financial information, identification of potential financial risks and related key controls, assessment of the adequacy of existing controls, and design and documentation of new and/or revised controls where necessary.  In the third and fourth fiscal quarters of 2004, we expect to test key controls to ensure that they are adequate and functioning consistently.

As a result of this review, we have identified financial processes where existing internal controls require strengthening, or new controls need to be established to enhance the effectiveness of existing controls.  The Company’s standard for evaluating and remediating internal controls is to ensure that there is less than a remote likelihood of a misstatement of the Company’s annual or interim financial statements that is more than inconsequential in amount and will not be prevented or detected by the Company.  The resulting changes to our internal controls have been disclosed to our independent auditors and to the Audit Committee of the Board of Directors of the Company and are summarized below:

Billing Process.  The Company established a billing committee to recommend improvements to the Company’s billing practices and controls over the billing process.  As of December 31, 2003, the committee had designed controls over the billing process which formalized financial review of each bill to ensure conformance with accounting records and client agreements.  These controls will be implemented throughout the Company.

Secondary Review.  Work performed in conjunction with several significant financial processes – including inter-company accounting, prepaid expenses, tax, financial consolidations, equity investment accounting, discontinued operations and analytical reviews of results  – is now formally subjected to a secondary review and sign-off.  The performance of these controls is documented.

Information Technology Controls.  Controls over access to our information technology systems were enhanced in the following fashion:

(i)                                     Password security was strengthened by requiring minimum lengths, forcing periodic changes, and disabling access after a limited number of unsuccessful logon attempts.  Access to financial applications generally must first authenticate at the enterprise level, prior to gaining access to financial applications.

(ii)                                  Controls for approving changes in applications software and moving those changes to production have been strengthened.

(iii)                               Security over access to application software has been improved.

Capital Asset Inventories.  The Company now requires that every geographic location perform a physical inventory of its fixed assets on an annual basis instead of on a rotating basis.

As we continue to document key processes and identify key controls in compliance with the Sarbanes-Oxley Act of 2002, we may find it necessary to enhance existing, or introduce new disclosure and internal controls.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Our Company is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and Public Company Accounting Oversight Board (PCAOB) standards for implementing Section 404 by June 30, 2004.  Our compliance efforts are currently based on a draft PCAOB standard.  As a result, we have had to make a number of decisions based on assumptions, which may or may not conform to the final PCAOB standard.  Thus, our ability to fully comply with the Sarbanes-Oxley Act of 2002 may be affected by changes to the draft PCAOB standard.  In addition, the timing of the issuance of such final standards may impact the Company’s ability to comply as a result of the effort associated with evaluating the final standard and adjusting our compliance efforts, if necessary.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our internal controls will necessarily prevent all error and all fraud.  A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met.   In addition, the design of such internal controls must take into account the costs of designing and maintaining such control system.  Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls.  The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.  As a result, they may require change or revision.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.  Nevertheless, management believes that the Company’s internal controls over financial reporting for the second quarter of fiscal year 2004 are adequate.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  These disputes typically involve claims relating to the rendering of professional services or employment matters.  Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse affect on the Company.  The matters reported on below involve the most significant pending or potential claims against us.  These matters did not impact the quarter’s financial results and management does not believe they will expose the Company to further financial risk because the Company’s self-insured retention has been met for both matters.

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR).   All parties to the lawsuit have executed the settlement agreement, which was approved by state court on December 5, 2003.

Toussaint, et al. v. James, et al.  The parties tentatively settled this matter on December 23, 2003.  A definitive settlement agreement is pending execution by all of the parties.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Restricted Shares

In conjunction with our initial public offering in October 2000, we entered into agreements providing for transfer restrictions with major stockholders, executive officers and employee directors.  During October 2003, these transfer restrictions expired on 1,908,000 Class A shares.  As of December 31, 2003, 1,908,000 Class A shares remain restricted.  These shares will become freely transferable in October 2004.

Through the first six months of fiscal year 2004, the Company issued 285,000 shares in connection with its employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the fourth annual meeting of the stockholders of the Company, held on November 17, 2003, the following matters were submitted to a vote of stockholders: (1) the election of two Class III members of the Board of Directors; (2) the approval of amendments to the 2001 Employee Stock Purchase Plan (“ESPP”); and (3) the approval of the Amended Compensation Plan for Outside Directors.

Proxies representing 27,845,617 shares were received (total shares outstanding as of the Record Date were 33,237,205), and the results of the meeting were as follows with respect to each matter submitted to a vote of stockholders.

Election of Class III Directors

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the directorships are divided into three classes, Class I, Class II and Class III. The directorships in Class I will expire as of the annual stockholders’ meeting in 2004 and every three years thereafter, the directorships in Class II will expire as of the annual stockholders’ meeting in 2005 and every three years thereafter, and the directorships in Class III expired as of the annual stockholders’ meeting in 2003 and will expire every three years thereafter. As the term of each of the classes of directors expires, directors of the Company will be elected to serve for a three-year period and until their respective successors have been duly elected and qualified.  Of the proxies received, the votes were as follows:

Nominees for Class III Directors	For	Withheld
Term expiring at the annual meeting of stockholders in 2003
Gilbert T. Ray	26,983,424	862,193
John B. Shoven	26,988,756	856,861

The directors serving in Class I and Class II and their remaining terms are as follows:

Class I Directors
Term expiring at the annual meeting of stockholders in 2004
R. Michael McCullough
Sylvester J. Schieber
Edward Manno Shumsky
Paul N. Thornton

Class II Directors
Term expiring at the annual meeting of stockholders in 2005
John J. Gabarro
John J. Haley
Linda D. Rabbitt
Gene H. Wickes
John C. Wright

Adoption of Amendments to the ESPP

In August 2001, the board of directors adopted the ESPP, which subsequently was approved by the stockholders in November 2001.  The ESPP is intended to provide employees of the Company with additional incentives by permitting them to acquire a proprietary interest in the Company through the purchase of shares of the Company’s common stock.  An additional 1,500,000 shares of common stock were authorized and reserved for issuance under the ESPP at the 2003 Annual Meeting of Stockholders.

Of the proxies received, the votes were as follows:

For	Against	Abstain
19,553,595	1,917,791	514,616

Approval of the Amended Compensation Plan for Outside Directors

The Amended Compensation Plan for Outside Directors is intended to provide compensation for the Company’s outside directors through a combination of cash and stock grants.  Under the plan, outside directors are paid a quarterly retainer and committee and meeting fees and receive an annual stock grant for services rendered as directors.

Of the proxies received, the votes were as follows:

For	Against	Abstain
18,927,632	3,005,751	52,619

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)

3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)

4	Form of Certificate Representing Common Stock(1)

10.1	Amended Credit Agreement Among Bank of America, N.A., and Others dated June 25, 2002(3)

10.2	Credit Agreement Among Bank of America, N.A., and Others dated June 25, 2002(3)

10.3	Consent of Bank of America, N.A. (5)

10.4	Agreement with David B. Friend, M.D., dated October 22, 1999(1)

10.5	Senior Officer Deferred Compensation Plan(5)

10.6	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares(4)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1	Certification of Chief Executive Officer Pursuant to Title 18, U.S.C. Section 1350(6)

32.2	Certification of Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350(6)

b.	Reports on Form 8-K

(i) On November 5, 2003, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our first quarter fiscal year 2004 earnings.

(ii) On November 12, 2003, the Company filed a Current Report on Form 8-K, to report that Walter W. Bardenwerper, Vice President, General Counsel and Secretary, has adopted a written 10b5-1 Sales Plan pursuant to SEC Rule 10b5-1.

(iii) On December 5, 2003, the Company filed a Current Report on Form 8-K, to report that Watson Wyatt & Company Holdings, Inc. adopted a written 10b5-1 Share Repurchase Plan pursuant to SEC Rule 10b5-1 for purposes which may include offsetting any potential dilution from shares which may be issued in connection with the Company’s employee benefit plans.

(iv) On February 5, 2004, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our second quarter fiscal year 2004 earnings.

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

Watson Wyatt & Company Holdings
(Registrant)

/S/ John J. Haley		February 5, 2004
Name:	John J. Haley	Date
Title:	President and Chief
Executive Officer

/S/ Carl D. Mautz		February 5, 2004
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief
Financial Officer

/S/ Peter L. Childs		February 5, 2004
Name:	Peter L. Childs	Date
Title:	Controller