Form 10-Q
period 2004-03-31
WATSON WYATT & CO HOLDINGS
filed 2004-05-07
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004.

Class	Number of Shares

Class A Common Stock, $.01 par value	32,201,966

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2004

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended March 31		Nine months ended March 31
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Revenue	$180,655	$177,596	$521,991	$531,178

Costs of providing services:
Salaries and employee benefits	100,231	100,584	299,678	299,935
Professional and subcontracted services	11,618	11,564	33,317	35,424
Occupancy, communications and other	28,422	27,295	77,861	79,408
General and administrative expenses	15,269	13,690	45,860	42,895
Depreciation and amortization	4,091	4,854	14,138	15,199
	159,631	157,987	470,854	472,861

Income from operations	21,024	19,609	51,137	58,317

Income from affiliates	2,261	1,322	5,099	4,229
Interest income, net	20	150	404	617
Other non-operating income	45	—	6,197	641

Income from continuing operations before income taxes	23,350	21,081	62,837	63,804

Provision for income taxes	9,374	8,640	25,562	26,156

Income from continuing operations	13,976	12,441	37,275	37,648

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations [see Note 15] [less applicable income tax expense for the three and nine months ended March 31, 2004 and 2003]	592	6,752	592	6,752

Sublease income from discontinued operations, less applicable income tax expense for the three and nine months ended March 31, 2004	21	—	47	—

Net income	$14,589	$19,193	$37,914	$44,400

Basic earnings per share:
Income from continuing operations	$0.42	$0.37	$1.13	$1.14
Income from discontinued operations	0.02	0.21	0.02	0.21
Net income	$0.44	$0.58	$1.15	$1.35

Diluted earnings per share:
Income from continuing operations	$0.42	$0.37	$1.12	$1.13
Income from discontinued operations	0.02	0.21	0.02	0.21
Net income	$0.44	$0.58	$1.14	$1.34

Weighted average shares of common stock, basic (000)	32,968	32,942	33,064	32,944
Weighted average shares of common stock, diluted (000)	33,288	33,242	33,401	33,277

See accompanying notes to the consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	March 31, 2004	June 30, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$153,709	$144,374
Receivables from clients:
Billed, net of allowances of $2,510 and $862	75,059	78,373
Unbilled, net of allowances of $867 and $419	72,042	60,549
	147,101	138,922

Deferred income taxes	7,385	3,885
Other current assets	13,763	11,448
Total current assets	321,958	298,629

Investment in affiliates	29,596	26,431
Fixed assets, net	58,730	60,716
Deferred income taxes	99,822	101,214
Goodwill and intangible assets	20,965	20,878
Other assets	5,368	6,594

Total Assets	$536,439	$514,462

Liabilities

Accounts payable and accrued liabilities, including discretionary compensation	$93,625	$114,013
Income taxes payable	11,239	15,308
Total current liabilities	104,864	129,321
Accrued retirement benefits	200,794	195,705
Deferred rent and accrued lease losses	6,654	4,608
Other noncurrent liabilities	30,347	33,091

Total Liabilities	342,659	362,725

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
69,000,000 shares authorized; 33,372,880 and 33,087,880 issued and 33,011,332 and 32,943,156 outstanding	334	331
Additional paid-in capital	150,866	145,922
Treasury stock, at cost - 361,548 and 144,724 shares	(8,555)	(2,956)
Retained earnings	115,431	77,517
Accumulated other comprehensive loss	(64,296)	(69,077)
Total Stockholders’ Equity	193,780	151,737

Total Liabilities and Stockholders’ Equity	$536,439	$514,462

See accompanying notes to the consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Nine months ended March 31
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$37,914	$44,400
Adjustments to reconcile net income to net cash from operating activities:
Other non-operating gain related to PCIC	(5,600)	—
Income from discontinued operations, net of income tax expense	(592)	(6,752)
Provision for doubtful receivables from clients	5,610	6,494
Depreciation	13,895	14,983
Amortization of intangible assets	243	216
Provision for deferred income taxes	(2,108)	(2,953)
Income from affiliates	(5,099)	(4,229)
Distributions from affiliates	4,404	3,400
Other, net	10	(843)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(13,789)	(2,317)
Other current assets	(2,315)	6,007
Other assets	1,226	1,922
Accounts payable and accrued liabilities	(10,080)	(27,438)
Income taxes payable	(4,477)	3,000
Accrued retirement benefits	5,089	5,379
Deferred rent and accrued lease losses	2,046	973
Other noncurrent liabilities	(1,694)	1,221
Net cash from operating activities	24,683	43,463

Cash flows used in investing activities:
Purchases of fixed assets	(12,334)	(13,402)
Proceeds from divestitures	598	1,042
Acquisitions and contingent consideration payments	(114)	(442)
Investment in affiliates	—	(1,961)
Net cash used in investing activities	(11,850)	(14,763)

Cash flows used in financing activities:
Issuances of common stock - exercises of stock options	1,632	458
Issuances of common stock - employee stock purchase plan	5,024	4,768
Repurchases of common stock	(12,161)	(11,385)
Net cash used in financing activities	(5,505)	(6,159)

Effect of exchange rates on cash	2,007	1,280

Increase in cash and cash equivalents	9,335	23,821

Cash and cash equivalents at beginning of period	144,374	95,974

Cash and cash equivalents at end of period	$153,709	$119,795

See accompanying notes to the consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

(Unaudited)

	Class A Common Stock Outstanding (number of shares)	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2003	32,943	$331	$145,922	$(2,956)	$77,517	$(69,077)	$151,737
Comprehensive income:
Net income					37,914		37,914
Additional minimum pension liability						(624)	(624)
Foreign currency translation adjustment						5,405	5,405
Total comprehensive income							42,695
Repurchases of common stock	(511)			(12,161)			(12,161)
Issuances of common stock - employee stock purchase plan shares	268	1	908	4,115			5,024
Issuances of common stock - deferred stock units	178	2	4,081				4,083
Issuances of common stock to outside directors	6		10	135			145
Issuances of common stock- stock options	127		(680)	2,312			1,632
Tax benefit of exercises of stock options			625				625

Balance at March 31, 2004	33,011	$334	$150,866	$(8,555)	$115,431	$(64,296)	$193,780

See accompanying notes to the consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

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

The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2004.  The results reflect certain estimates, including estimated bonuses and anticipated tax liabilities.

Note 2 – Company Background

Watson Wyatt is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource-related technology consulting.

Note 3 – Segment Information

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

The table below presents specified information about reported segments as of and for the three months ended March 31, 2004:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$110,029	$20,258	$11,639	$22,088	$9,562	$173,576

Net operating income/(loss)	26,541	2,729	2,085	1,713	(319)	32,749

Receivables	98,713	8,830	9,569	19,148	5,321	141,581

The table below presents specified information about reported segments as of and for the three months ended March 31, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$103,996	$22,467	$12,216	$19,103	$10,648	$168,430

Net operating income/(loss)	26,741	3,081	1,549	847	(586)	31,632

Receivables	90,590	16,071	9,505	15,720	6,585	138,471

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2004:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$312,325	$62,398	$33,427	$60,420	$32,197	$500,767

Net operating income/(loss)	65,304	8,184	3,973	466	315	78,242

Receivables	98,713	8,830	9,569	19,148	5,321	141,581

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$301,072	$75,296	$35,402	$56,167	$36,559	$504,496

Net operating income/(loss)	70,684	12,731	1,076	2,171	1,549	88,211

Receivables	90,590	16,071	9,505	15,720	6,585	138,471

Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments’ operating management.

The following table includes reconciliations of the information reported by segment to the consolidated amounts for the three and nine month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003

Revenue:
Total segment revenue	$173,576	$168,430	$500,767	$504,496
Reimbursable expenses not included in total segment revenue	6,600	8,528	21,448	25,846
Other, net	479	638	(224)	836
Consolidated revenue	$180,655	$177,596	$521,991	$531,178

Net Operating Income:
Total segment net operating income	$32,749	$31,632	$78,242	$88,211
Income from affiliates	2,261	1,322	5,099	4,229
Differences in allocation methods for depreciation, G&A, medical and pension costs	1,551	198	4,911	(897)
Gain on sale of business units	45	27	598	1,069
Discretionary compensation	(9,700)	(8,147)	(29,170)	(27,721)
PCIC non-operating gain	—	—	5,600	—
Other, net	(3,556)	(3,951)	(2,443)	(1,087)
Consolidated income before income taxes	$23,350	$21,081	$62,837	$63,804

Receivables:
Total segment receivables - billed and unbilled	$141,581	$138,471	$141,581	$138,471
Net valuation differences	5,520	8,964	5,520	8,964
Total billed and unbilled receivables	147,101	147,435	147,101	147,435
Assets not reported by segment	389,338	306,049	389,338	306,049
Consolidated assets	$536,439	$453,484	$536,439	$453,484

Note 4 – Stock-based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for stock options issued under the 2000 Long-term Incentive Plan and the 2001 Employee Stock Purchase Plan.  Compensation expense for the 2000 Long-term Incentive Plan, if any, would be recorded and measured as the difference between the fair market value of the stock at the date of the grant and the option price.  The compensation expense would be recognized over the five-year vesting period identified in the plan.  For any cash-based, non-stock awards, such as stock appreciation rights, compensation expense is recognized over the vesting period to the extent that the market price of the stock increases.  We have elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (FAS 123).

As required by FAS 123, the Company has determined pro forma net income and earnings per share as if the Company had accounted for its stock compensation plans under the fair value method of FAS 123.  The Company estimated compensation expense for its 2001 Employee Stock Purchase Plan based on the 15 percent discounted purchase price offered to employees enrolled in the plan, which approximates fair value.  For the 2000 Long-term Incentive Plan, the Company uses the Black-Scholes option valuation model to calculate the fair value of options granted for pro forma disclosure purposes.

The table below reflects the pro forma effect on net income and earnings per share for the three and nine months ended March 31, 2004 and 2003 as if the Company recognized compensation expense under the fair value method of FAS 123:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003

Net income, as reported	$14,589	$19,193	$37,914	$44,400
Add: Stock-based compensation expense included in reported net income, net of related tax effects	36	23	113	35
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(361)	(384)	(1,159)	(1,184)

Pro forma net income	$14,264	$18,832	$36,868	$43,251

Earnings per share:
Basic - as reported	$0.44	$0.58	$1.15	$1.35
Basic - pro forma	$0.43	$0.57	$1.12	$1.31

Diluted - as reported	$0.44	$0.58	$1.14	$1.34
Diluted - pro forma	$0.43	$0.57	$1.10	$1.30

Note 5 – Retirement Benefits

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (United States, Canada, Hong Kong and U.K.), benefits are based on the number of years of service and the associates’ compensation during the three highest paid consecutive years of service.  The non-qualified plan provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement which benefit liability is reflected on the balance sheet.  Included in the results is our U.K. plan, which is inactive but is part of the additional minimum pension liability reported on the Consolidated Balance Sheets.  The measurement date for the plans is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the Company’s U.S. and non-U.S. defined benefit pension plans for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003

Service Cost	$6,682	$6,550	$20,046	$19,651
Interest Cost	8,398	8,391	25,193	25,173
Expected return on plan assets	(8,958)	(9,367)	(26,875)	(28,100)
Amortization of transition obligation	(1)	50	(3)	149
Amortization of net loss	2,975	1,190	8,926	3,570
Amortization of prior service cost	(670)	145	(2,009)	436
Net periodic benefit cost	$8,426	$6,959	$25,278	$20,879

Employer contributions

The Company made $10.8 million and $12.8 million in contributions to its U.S. and non-U.S. qualified pension plans during each of the nine months ended March 31, 2004 and 2003, respectively.  We anticipate making contributions to the non-U.S. qualified plans of approximately $1.8 million in the fourth quarter of fiscal year 2004.  During the fourth quarter of fiscal year 2003, we made additional contributions of $11.5 million to the U.S. and non-U.S. qualified pension plans.

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates. Prior to July 1, 2003, we matched employee contributions at 50 percent of the first 6 percent of total pay, which included base salary, overtime and annual performance-based bonuses.  Vesting of the Company match occurs after three years for new employees and is 100 percent for all employees hired before January 1, 1997.  Effective July 1, 2003, the Company match has been suspended.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates.  We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.

Postretirement Benefits

We provide certain health care and life insurance benefits for retired associates.  The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are unfunded.  We accrue a liability for these benefits.

Components of Net Periodic Benefit Cost for Other Postretirement plans

The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003

Service cost	$418	$442	$1,253	$1,327
Interest cost	583	629	1,749	1,886
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	12	12	35	35
Amortization of net gain	(145)	(129)	(434)	(387)
Amortization of prior service cost	(67)	(116)	(200)	(348)
Net periodic benefit cost	$801	$838	$2,403	$2,513

Employer contributions

The Company made $1.9 million in contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans during each of the nine months ended March 31, 2004 and 2003.  We plan to make additional payments estimated to total $0.7 million through the end of June 30, 2004.

Note 6 – Targeted Job Reductions

We eliminated approximately 100 positions in our North American region during the first quarter of fiscal year 2004.  A charge to earnings of $2.6 million related to these reductions was included in the Company’s financial results for the quarter ended September 30, 2003.  We eliminated an additional 22 positions in our North American region during the second quarter of fiscal year 2004, resulting in a charge to earnings of $0.7 million in the Company’s financial results for the quarter ended December 31, 2003.  Of the $3.3 million of total severance charges, $3.2 million was included in Salaries and employee benefits and $0.1 million was included in Professional and subcontracted services during the nine months ended March 31, 2004.

Note 7 – Subsequent Events

Subsequent to the end of the third fiscal quarter, the Company completed a tender offer for shares of its Class A common stock, through which the Company purchased 830,802 shares of its Class A shares at a purchase price of $25.25.  The aggregate purchase price of the shares purchased through the tender offer was $21.0 million, not including modest fees and expenses.

On April 27, 2004, the Company executed a new lease agreement committing its Washington D.C. office, which includes consulting and corporate operations, to move to northern Virginia.  The Company simultaneously provided notice of early termination of its existing Washington D.C. lease which will result in a $3.2 million charge during the fourth quarter of fiscal year 2004.  The $3.2 million charge will have no net cash impact on the Company because the Company will receive a $3.2 million payment from the new lessor as an incentive to enter into the new lease.

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2004, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total

Balance as of June 30, 2003	$16,278	$1,449	$69	$979	$1,214	$19,989

Goodwill recorded during the period	—	—	—	114	—	114

Translation adjustment	143	—	3	69	—	215

Balance as of March 31, 2004	$16,421	$1,449	$72	$1,162	$1,214	$20,318

Goodwill recorded during the period reflects contingent payments made relative to historical acquisitions in Australia and Mexico.

The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2004:

	Non-contractual customer relationships	Non-compete agreements	Purchased software	Pension	Total

Balance as of June 30, 2003	$480	$269	$27	$113	$889

Amortization expense	(150)	(69)	(24)	—	(243)

Translation adjustment	(10)	(1)	—	12	1

Balance as of March 31, 2004	$320	$199	$3	$125	$647

The following table reflects the carrying value of intangible assets at March 31, 2004 and 2003:

	March 31, 2004		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets and intangible pension asset:
Non-contractual customer relationships	$807	$487	$696	$131
Non-compete agreements	672	473	672	380
Purchased software	125	122	125	89
Intangible pension asset	125	—	—	—
Total intangible assets and intangible pension asset	$1,729	$1,082	$1,493	$600

The change in the gross carrying amount of non-contractual customer relationships reflects translation adjustments between March 31, 2003 and March 31, 2004.  These intangible assets are denominated in the functional currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at March 31, 2004 was 1.8 years.  Estimated amortization expense for fiscal year 2004 and each of the three succeeding fiscal years is as follows:

Fiscal year ending June 30:	Amount
2004	$323
2005	300
2006	133
2007	20

Note 9 – Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three and nine months ended March 31, 2004.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Income from continuing operations	$13,976	$12,441	$37,275	$37,648
Discontinued operations	613	6,752	639	6,752
Net income	$14,589	$19,193	$37,914	$44,400

Weighted average outstanding shares of common stock	32,968	32,942	33,064	32,944
Dilutive effect of employee stock options and employee stock purchase plan shares	320	300	337	333
Common stock and stock equivalents	33,288	33,242	33,401	33,277

Basic earnings per share:
Income from continuing operations	$0.42	$0.37	$1.13	$1.14
Discontinued operations	0.02	0.21	0.02	0.21
Net income	$0.44	$0.58	$1.15	$1.35

Diluted earnings per share:
Income from continuing operations	$0.42	$0.37	$1.12	$1.13
Discontinued operations	0.02	0.21	0.02	0.21
Net income	$0.44	$0.58	$1.14	$1.34

Note 10 – Investment in Affiliates

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was later revised in December 2003 (FIN 46R) and effective March 31, 2004 for the Company.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  FIN 46R introduces the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

Investment in Affiliates consists of equity investments in three entities, Watson Wyatt Holdings (Europe) Limited (WWHE), Watson Wyatt LLP (WWLLP) and Professional Consultants Insurance Company Inc. (PCIC), each of which is accounted for under the equity method.  The Company evaluated each of these entities based on FIN 46R’s criteria in order to determine the applicability of FIN 46R and the Company’s current assessment is that of the three entities, WWHE and PCIC are considered to be variable interest entities.  The Company has concluded, however, that it does not have a controlling financial interest in WWHE or PCIC and as a result, the Company is not the primary beneficiary and is not required to consolidate their results.

On April 1, 1995, the Company transferred its United Kingdom (“U.K.”) operations to WWLLP, an actuarial partnership based in the U.K., and received a beneficial interest in WWLLP and a 10% interest in a defined profit pool of WWLLP.  The Company also transferred its Continental European operations to WWHE as a newly-formed holding company, jointly owned and controlled by the Company and WWLLP, in exchange for 50.1% of its shares. Effective July 1, 1998, the Company sold one-half of its investment in WWHE to WWLLP.  WWHE is now jointly owned and controlled by the Company (25%) and WWLLP (75%).  While Watson Wyatt & Company, WWLLP, and WWHE remain separate legal entities, the companies have marketed their services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.  Management believes that the Company’s maximum financial statement exposure to loss is limited to the carrying value of the Company’s investment in WWHE of $6.9 million as of March 31, 2004.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  The Company currently owns 34.8 percent of PCIC.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the Company’s maximum financial statement exposure to loss is limited to the carrying value of the Company’s investment in PCIC of $5.7 million, combined with letters of credit totaling $4.9 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $10.6 million.

Note 11 – Comprehensive Income

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and changes in the cumulative translation adjustment gain or loss.  For the three months ended March 31, 2004, comprehensive income totaled $15.5 million, compared with $20.4 million for the three months ended March 31, 2003.  For the nine months ended March 31, 2004, comprehensive income totaled $42.7 million, compared with $46.1 million for the nine months ended March 31, 2003.

Note 12 – Restricted Shares

In conjunction with our initial public offering in October 2000, we entered into agreements providing for transfer restrictions with major stockholders, executive officers and employee directors.  During October 2003, these transfer restrictions expired on 1,908,000 Class A shares.  As of March 31, 2004, 1,730,000 Class A shares remain restricted.  These shares will become freely transferable in October 2004.

Note 13 – Guarantees

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

Affiliate Agreements.  In 1995, we entered into an alliance agreement with R. Watson & Sons, a United Kingdom-based actuarial, benefits and human resources consulting partnership (now WWLLP), the predecessor of which was founded in 1878.  Included in the agreements between the Company and WWLLP (the “Alliance Agreements”) are various indemnities and guarantees relating to the performance of the Company and its subsidiaries, some of which became part of WWHE, as to such matters as tax liabilities, liabilities for prior acts or omissions arising from the operation of the UK and European businesses prior to the alliance and failure to perform various obligations under the Alliance Agreements.  In addition, certain events, such as a sale of material parts of our business, could require the Company to either purchase from or sell to WWLLP an interest in our European business and/or repurchase the shares of the Company’s stock currently held by WWLLP.  The Company is unable to estimate an amount of any potential future payments under these contractual arrangements because the potential occurrence of any of the events to which the indemnities apply is entirely speculative, there is no history of payments and the dollar amount, if any, would be dependent upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities and guarantees should decline with the passage of time.  There are no provisions for recourse to third parties, nor are any assets held by any third parties that the Company as guarantor can liquidate to recover amounts paid under such indemnities.

The Company owns 25 percent of WWHE and WWLLP owns the remaining 75 percent.  Additional capital for WWHE, if required, may be provided by both owners based on their respective ownership interests.  If either the Company or WWLLP does not provide its pro rata share of any additional capital invested in WWHE, that party’s respective ownership interest will be reduced accordingly.

In connection with the establishment of our alliance with WWLLP, the Company agreed to guarantee WWLLP’s performance under a lease for office space in London that expires in 2015.  Payments by WWLLP under the lease total approximately £1.4 million (or approximately $2.6 million based on the March 31, 2004, exchange rate) per year.  We also granted WWLLP an option to return the leased space to our UK subsidiary in 2009.  If WWLLP exercises this option, the Company would attempt to sublease the space at the then-current market rates.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At March 31, 2004, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $19.7 million, excluding anticipated future sublease income.  See Note 15 for more information regarding our obligation to guarantee Wellspring’s leases.

Note 14 – Contingent Liabilities

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  These disputes typically involve claims relating to the rendering of professional services or employment matters.  Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse affect on the Company.  The matters reported on below involve the most significant pending or potential claims against us.  These matters did not significantly impact the quarter’s financial results.

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR).   The claims have been settled and the suit has been dismissed.

Toussaint, et al. v. James, et al.  The claim has been settled and the suit has been dismissed.

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On April 19, 2004, Watson Wyatt & Co. was served with a complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleges negligence and negligent supervision in the preparation of an actuarial valuation.  The amount of damages sought are not specified.

Note 15 – Discontinued Operations

As discussed in Note 13, the Company continues to guarantee three leases for office premises for Wellspring.  Through the first nine months of fiscal year 2004, the Company received sublease income of approximately $79,000 in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of approximately $0.1 million per fiscal year.

During the third quarter of fiscal years 2003 and 2004, the Company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  The evaluations included an analysis of occupancy rates of Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases.  As a result of the analysis performed during fiscal years 2003 and 2004, the Company reduced its accrual by $14.7 million and $1.0 million, respectively, less the associated income tax expenses.  Such adjustments are reflected in the Consolidated Statement of Operations for the third quarter of fiscal years 2003 and 2004 in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”  The remaining noncurrent liability of $3.0 million represents management’s estimate of potential future cash outflows related to guarantees associated with Wellspring leases.

Note 16 – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  Immediate consolidation requirements of FIN 46 were not applicable to the Company since the Company did not create variable interest entities after January 31, 2003.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  The Company adopted FIN 46R effective March 31, 2004.  See Note 10 regarding the adoption of FIN 46R.

Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the Company beginning July 1, 2003.  Beginning July 1, 2003, the Company has applied such requirements prospectively to multiple deliverable arrangements, which include arrangements involving installation and customization of technology solution products sold together with on-going services offered by the Company.  Based on the types of arrangements entered into historically, the Company does not expect that adoption of EITF 00-21 will have a material effect on the accounting for such arrangements.

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

In December 2003, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 106-1 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) (FAS 106-1). The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. In accordance with FAS 106-1, the Company has elected to defer the recognition of the effects of the Act on the consolidated financial statements until pending authoritative guidance on the federal subsidy is issued by the FASB. As a result, measures of the net periodic cost of our post-retirement plans included in the Financial Statements and accompanying Notes do not include the effect of FAS 106-1 on the plans.  The Company does not believe that adoption of FAS 106-1 will have a material effect on the financial condition of the Company.

Note 17 – Adoption of Amendments to the ESPP

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

Note 18 – Professional Consultants Insurance Company (PCIC) Other Non-operating Gain

On July 9, 2003, the Board of Directors of PCIC, a captive insurance company of which we own 34.8 percent, decided to pass on to each of its owners a credit in their 2003-04 policy year in connection with benefits received from an aggregate stop loss insurance policy entered into by PCIC.  PCIC’s Board of Directors determined that this credit would be used to offset all or a portion of each insured’s obligation to PCIC for historical loss experience.  As a result, the Company recorded a $5.6 million pre-tax non-operating gain in the first quarter of fiscal year 2004 and included this gain in “Other non-operating income” in the Consolidated Statements of Operations.

As a result of this gain, the Company also recorded a $5.6 million supplemental bonus accrual in the first quarter of fiscal year 2004 that is incremental to the Company’s fiscal year end bonus, but will be paid in September 2004 with the regular bonus cycle.  This supplemental bonus is included in Salaries and employee benefits.

Note 19 – Sale of U.S.-based Public Sector Retirement Business

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Watson Wyatt & Company Holdings, including its subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through 3,880 associates in 61 offices located in 18 countries.

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

General

As of March 31, 2004, we employed 3,880 associates as follows:

Benefits Group	1,635
Technology Solutions Group	330
Human Capital Group	150
International	965
Other (including Data Services & Communication)	575
Corporate	225
Total	3,880

Principal Services

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group	Technology Solutions Group	Human Capital Group

•      Retirement plans, including pension, 401(k) and executive benefits plans

•      Health care, disability and other group benefit plans

•      Investment consulting services to pension plans

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

The Watson Wyatt Worldwide alliance maintains 88 offices in 30 countries and employs over 6,000 associates. Watson Wyatt & Company Holdings operates 61 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and

Ireland, and also operates 1 office engaged in the insurance and financial services business in the United States. The alliance operates 16 offices in 10 continental European countries, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Watson Wyatt & Company owns 25 percent of the holding company; Watson Wyatt LLP owns 75 percent.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report include Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2004 (March 31, 2004) and as of the end of fiscal year 2003 (June 30, 2003), Consolidated Statements of Operations for the three and nine month periods ended March 31, 2004 and 2003, Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2004 and 2003 and a Consolidated Statement of Changes in Stockholders’ Equity for the nine month period ended March 31, 2004.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue. No single client accounted for more than 4 percent of our consolidated revenue for any of the most recent three fiscal years.

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

Revenue is recognized on time-and-materials engagements based on billable rates times hours worked plus expenses incurred.  For fixed-fee arrangements, revenue is also recognized based on billable rates times hours worked plus expenses incurred.  However, for significant fixed-fee engagements in our Technology Solutions Group, we periodically review ongoing engagements in order to assess the accuracy of our estimates-to-complete.  Revenue recognition for fixed-fee engagements is affected by a number of factors including a change in the estimated amount of effort required to complete the project, changes in scope, the staffing on the engagement and/or the level of client participation.  This review requires us to make judgments and estimates regarding the overall profitability and stage of project completion which, in turn, affect how we recognize revenue.  To the extent that our estimates change for a particular engagement, we record the cumulative effect of the change in the period in which it becomes known.  The Company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than total estimated direct and indirect costs associated with the engagement.  Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

The Company has developed various software programs and technologies that are provided to clients in connection with consulting services.  We generally recognize revenue for such services as time is incurred because the services are considered essential to the functionality of the software.  Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with the AICPA’s Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and any revenue associated with the related contract is recognized over the service period.

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

Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the Company beginning July 1, 2003.  Beginning July 1, 2003, the Company has applied such requirements prospectively to multiple deliverable arrangements, which include arrangements involving installation and customization of technology solution products sold together with on-going services offered by the Company.  The adoption of EITF 00-21 has not had a material effect on the Company’s financial performance or condition.

   Valuation of Billed and Unbilled Receivables from Clients

We maintain allowances for doubtful accounts to reflect estimated losses resulting from our clients’ failure to pay for our services after the services have been rendered, including allowances when customer disputes may exist.  The related provision is recorded as a reduction to revenue.  Our allowance policy is based on the aging of our billed and unbilled client receivables and has been developed based on our write-off history.  Facts and circumstances such as the average length of time the receivables are past due, general market conditions, current economic trends and our client’s ability to pay may cause fluctuations in our valuation of billed and unbilled receivables.

   Discretionary Compensation

The Company’s compensation program includes a discretionary annual bonus that is determined by management and paid once per fiscal year in the form of cash and/or deferred stock units after the Company’s annual operating results are finalized.

An estimated annual bonus amount is initially developed at the beginning of each fiscal year in conjunction with our budgeting process.  Quarterly, estimated annual operating performance is reviewed by the Company and the discretionary annual bonus amount is then adjusted, if necessary, by management to reflect changes in the forecast of pre-bonus profitability for the year.   After determining the estimated annual bonus amount, the bonus is then allocated to remaining quarterly reporting periods as a constant percentage of estimated pre-bonus profitability.  In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters as a constant percentage of estimated future pre-bonus profitability.  Annual bonus levels may vary from current expectations as a result of changes in the Company’s forecast of pre-bonus profitability and competitive employment market conditions.

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

   Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company with offices in 18 countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets.  Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the Company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate, which, in turn, impacts the overall level of income tax expense and net income.

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

The expected long-term rate of return on assets assumption was lowered to 9.00 percent at the end of fiscal year 2003 from 10.00 percent at the end of fiscal years 2002 and 2001.  Selection of the 9.00 percent return assumption was supported by an analysis performed by the Company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first nine months of fiscal year 2004 has been 14.0%, compared to a return of (13.0)% in fiscal year 2003.

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

Results of Operations

The table below sets forth Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	55.5	56.7	57.4	56.4
Professional and subcontracted services	6.4	6.5	6.4	6.7
Occupancy, communications and other	15.7	15.4	14.9	14.9
General and administrative expenses	8.5	7.7	8.8	8.1
Depreciation and amortization	2.3	2.7	2.7	2.9
	88.4	89.0	90.2	89.0

Income from operations	11.6	11.0	9.8	11.0

Income from affiliates	1.3	0.8	0.9	0.8
Interest income, net	—	0.1	0.1	0.1
Other non-operating income	—	—	1.2	0.1

Income from continuing operations before income taxes	12.9	11.9	12.0	12.0

Provision for income taxes	5.2	4.9	4.9	4.9

Income from continuing operations	7.7%	7.0%	7.1%	7.1%

Three and Nine Months Ended March 31, 2004, Compared to the Three and Nine Months Ended March 31, 2003

   Executive Overview

Revenues for the quarter were up 2% from the third quarter of fiscal year 2003, reflecting accelerating growth in our Retirement business due to new client wins and modest revenue growth for existing clients.  Our Technology Solutions Group’s backlog continues to increase as its rate of revenue decline moderates.  The Human Capital Group’s profitability doubled on strong executive compensation growth, although weaker performance was experienced in other parts of the practice.

Expenses continue to decline as a result of the Company’s cost reduction efforts, affecting expense categories such as salaries, employee benefits, rent, and office supplies.  These reductions have been partially offset by increased pension and professional liability insurance expense.

   Revenue

Revenue from operations for the third quarter of fiscal year 2004 was $180.7 million, compared to $177.6 million for the third quarter of fiscal year 2003, an increase of $3.1 million or 2 percent.

The Benefits Group increased revenue by $6.0 million or 6 percent during the third quarter of fiscal year 2004 as we continued to benefit from a large number of new client wins and grow revenues with existing clients, in part due to consulting associated with continuing legislative activity regarding cash balance plans and pension funding assumptions.  Revenue from our Technology Solutions Group decreased by

$2.2 million or 10 percent, a better than expected performance for the quarter that reflects new client wins during the previous quarter. Revenue from our Human Capital Group decreased $0.6 million or 5 percent.  Our revenues in this segment continue to be largely driven by increased work in our executive compensation business, offset by a decrease in demand for general organization effectiveness consulting.  Our international segment finished the quarter with revenue growth of $3.0 million or 16 percent, reflecting favorable exchange rates and improved results in Australia and Mexico.  Revenue for other practice areas in North America decreased by $1.0 million or 9 percent during the third quarter of fiscal year 2004.

Revenue from operations for the first nine months of fiscal year 2004 was $522.0 million, compared to $531.2 million for the first nine months of fiscal year 2003, a decrease of $9.2 million or 2 percent.

The Benefits Group increased revenue by $11.2 million or 4 percent during the first nine months of fiscal year 2004 due to new client wins, as well as growth in existing clients.  Revenue from our Technology Solutions Group decreased by $12.9 million or 17 percent, which the Company believes reflects a lag between when a company’s results improve and when it is willing to spend large amounts on discretionary projects.  Revenue from our Human Capital Group decreased $2.0 million or 6 percent during the first nine months of fiscal year 2004, reflecting increased demand in executive compensation offset by weak results in organization effectiveness consulting.  Our international segment finished the nine months with fiscal year to date revenue growth of $4.2 million or 7 percent.  However, revenue was down one percent after adjusting for the impact of the weakening U.S. dollar.  Revenue for other practice areas in North America decreased by $4.4 million or 12 percent during the first nine months of fiscal year 2004.

   Salaries and Employee Benefits

Salaries and employee benefit expenses for the third quarter of fiscal year 2004 were $100.2 million, compared to $100.6 million for the third quarter of fiscal year 2003, a decrease of $0.4 million.  The decrease was mainly due to lower benefits costs of $2.2 million, which reflect the suspension of the Company match on our defined contribution retirement plan and lower health care costs to the Company, and lower salaries of $0.4 million, which reflect the Company’s targeted job reductions net of modest salary increases.  These decreases were partially offset by a higher accrual for discretionary compensation of $1.5 million and higher pension and post retirement expenses of $1.0 million.  As a percentage of revenue, salaries and employee benefits decreased from 56.7 percent to 55.5 percent.

Salaries and employee benefit expenses for the first nine months of fiscal year 2004 were $299.7 million, compared to $299.9 million for the first nine months of fiscal year 2003, a decrease of $0.2 million.  Salaries and employee benefit expenses for the first nine months of fiscal year 2004 include severance charges of $3.9 million related to job reductions in North America.  The decrease, exclusive of this charge, was mainly due to lower benefits costs of $7.2 million, which reflect the suspension of the Company match on our defined contribution retirement plan and health care costs to the Company, and lower salaries of $2.6 million, which reflect the Company’s targeted job reductions net of modest salary increases.  These decreases are partially offset by higher pension and post-retirement expenses of $3.9 million and a higher accrual for discretionary compensation of $1.4 million.  As a percentage of revenue, salaries and employee benefits increased from 56.4 percent to 57.4 percent.

   Professional and Subcontracted Services

Professional and subcontracted services used in consulting operations for the third quarters of fiscal years 2004 and 2003 were $11.6 million.  As a percentage of revenue, professional and subcontracted services decreased from 6.5 percent to 6.4 percent.

Professional and subcontracted services used in consulting operations for the first nine months of fiscal year 2004 were $33.3 million, compared to $35.4 million for the first nine months of fiscal year 2003, a decrease of $2.1 million or 6 percent.  The decrease in both periods resulted from lower reimbursable expenses incurred on behalf of clients and continued cost control measures.  As a percentage of revenue, professional and subcontracted services decreased from 6.7 percent to 6.4 percent.

   Occupancy, Communications and Other

Occupancy, communications and other expenses for the third quarter of fiscal year 2004 were $28.4 million, compared to $27.3 million for the third quarter of fiscal year 2003, an increase of $1.1 million or 4 percent.  The increase was mainly due to higher travel and business tax expenses.  As a percentage of revenue, occupancy, communications and other increased from 15.4 percent to 15.7 percent.

Occupancy, communications and other expenses for the first nine months of fiscal year 2004 were $77.9 million, compared to $79.4 million for the first nine months of fiscal year 2003, a decrease of $1.5 million or 2.0 percent.  The decrease reflects the Company’s cost containment measures, as evidenced through lower expenses in many categories including office supplies, telephone and promotional expenses.  As a percentage of revenue, occupancy, communications and other remained at 14.9 percent.

Occupancy, communication and other expenses in the fourth quarter of fiscal year 2004 will include a $3.2 million charge resulting from a lease termination as further described below under Off-Balance Sheet Arrangements and Contractual Obligations – Operating Leases.

   General and Administrative Expenses

General and administrative expenses for the third quarter of fiscal year 2004 were $15.3 million, compared to $13.7 million for the third quarter of fiscal year 2003, an increase of $1.6 million or 12 percent.  As a percentage of revenue, general and administrative expenses increased from 7.7 percent to 8.5 percent.

General and administrative expenses for the first nine months of fiscal year 2004 were $45.9 million, compared to $42.9 million for the first nine months of fiscal year 2003, an increase of $3.0 million or 7 percent.  As a percentage of revenue, general and administrative expenses increased from 8.1 percent to 8.8 percent.  The increase in both periods is mainly due to higher insurance costs and expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rules.

   Depreciation and Amortization

Depreciation and amortization for the third quarter of fiscal year 2004 was $4.1 million, compared to $4.9 million for the third quarter of fiscal year 2003, a decrease of $0.8 million or 16 percent.  As a percentage of revenue, depreciation and amortization decreased from 2.7 percent to 2.3 percent.

Depreciation and amortization for the first nine months of fiscal year 2004 was $14.1 million, compared to $15.2 million for the first nine months of fiscal year 2003, a decrease of $1.1 million or 7 percent.  The decrease in both periods is mainly due to lower capital asset purchases in fiscal years 2002 and 2003.  As a percentage of revenue, depreciation and amortization decreased from 2.9 percent to 2.7 percent.

   Income From Affiliates

Income from affiliates for the third quarter of fiscal year 2004 was $2.3 million, compared to $1.3 million for the third quarter of fiscal year 2003, an increase of $1.0 million or 77 percent.   The increase was due to the Company’s interest in higher operating results of Watson Wyatt LLP of $1.5 million and higher equity income of PCIC of $0.2 million, partially offset by the Company’s interest in lower operating results of Watson Wyatt Holdings (Europe) Limited (WWHE) of $0.8 million.

Income from affiliates for the first nine months of fiscal year 2004 was $5.1 million, compared to $4.2 million for the first nine months of fiscal year 2003, an increase of $0.9 million or 21 percent.   The increase was due to the Company’s interest in higher operating results of Watson Wyatt LLP of $0.9 million and WWHE of $0.3 million, partially offset by lower equity income of PCIC of $0.5 million.

   Interest Income, Net

Interest income, net for the third quarter of fiscal year 2004 was $20,000, compared to $0.2 million for the third quarter of fiscal year 2003.  Interest income, net for the first nine months of fiscal year 2004 was $0.4 million, compared to $0.6 million for the first nine months of fiscal year 2003, a decrease of $0.2 million or 33 percent.

   Other Non-operating Income

Other non-operating income for the first nine months of fiscal year 2004 was $6.2 million, which is principally attributable to the $5.6 million non-operating gain the Company recorded related to PCIC.  See Note 18 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During the first nine months of fiscal years 2004 and 2003, the Company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

   Provision for Income Taxes

Provision for income taxes for the first nine months of fiscal year 2004 was $25.6 million, compared to $26.2 million for the first nine months of fiscal year 2003. Our effective tax rate was 40.7 percent for the first nine months of fiscal year 2004 and 41.0 percent for the first nine months of fiscal year 2003.

   Income From Continuing Operations

Income from continuing operations for the third quarter of fiscal year 2004 was $14.0 million, compared to $12.4 million for the third quarter of fiscal year 2003, an increase of $1.6 million or 13 percent.  As a percentage of revenue, income from continuing operations increased from 7.0 percent to 7.7 percent.  Income from continuing operations for the first nine months of fiscal year 2004 was $37.3 million, compared to $37.6 million for the first nine months of fiscal year 2003, a decrease of $0.3 million or 1 percent.  As a percentage of revenue, income from continuing operations remained at 7.1 percent.

   Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations for the third quarter of fiscal year 2004 was $0.42, compared to $0.37 for the third quarter of fiscal year 2003.  Diluted earnings per share, income from continuing operations for the first nine months of fiscal year 2004 was $1.12, compared to $1.13 for the first nine months of fiscal year 2003.

   Discontinued Operations

Through the first nine months of fiscal year 2004, the Company received sublease income of approximately $79,000 in excess of lease payments related to Wellspring.

Also, discontinued operations for the third quarter of fiscal years 2004 and 2003 reflect the reduction of the Company’s accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.0 million and $14.7 million, respectively, less the associated income tax expenses.  See Note 15 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2004 totaled $153.7 million, compared to $144.4 million at June 30, 2003, representing an increase of $9.3 million.  The increase in cash from June 30, 2003 to March 31, 2004 follows a typical pattern of cash flows for the Company that is attributable to the payment of bonuses in the first fiscal quarter related to the prior year’s fiscal year-end bonus accrual.

During the first nine months of fiscal year 2004, we paid $34.9 million in previously accrued discretionary compensation, $31.5 million in corporate taxes and contributed $10.0 million to our U.S. defined benefit pension plan.  These outflows of cash were offset by positive cash flow from consulting operations.  Consistent with the Company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.

Our non-U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs.  At March 31, 2004, $25.4 million of the total cash balance of $153.7 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant restrictions other than local or U.S. taxes associated with repatriation.

   Cash From Operating Activities

Cash from operating activities for the first nine months of fiscal year 2004 was $24.7 million, compared to cash from operating activities of $43.5 million for the first nine months of fiscal year 2003.  The variance is mainly due to higher receivables from clients of $13.8 million, higher corporate tax payments of $5.5 million and higher payments to retirees of $5.6 million, partially offset by a lower payment of discretionary compensation of $13.5 million.

The allowance for doubtful accounts increased $1.6 million and the allowance for work in process increased $0.4 million from June 30, 2003, to March, 31, 2004. The number of days of accounts receivable and work in process outstanding was 78 at March 31, 2004, compared to 72 at June 30, 2003 and 76 at March 31, 2003.

   Cash Used in Investing Activities

Cash used in investing activities for the first nine months of fiscal year 2004 was $11.9 million, compared to $14.8 million for the first nine months of fiscal year 2003.  The decrease can be primarily attributed to a $2.0 million investment in affiliates in fiscal year 2003 and lower purchases of fixed assets of $1.1 million.

Expenditures of capital funds were $12.8 million for the first nine months of fiscal year 2004.  Anticipated commitments of capital funds are estimated at $6.7 million for the remainder of fiscal year 2004, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.

   Cash Used in Financing Activities

Cash used in financing activities for the first nine months of fiscal year 2004 was $5.5 million, compared to $6.2 million for the first nine months of fiscal year 2003.  The decrease was mainly associated with purchases of common stock by associates through the Company’s Employee Stock Purchase Plan and Long-term Incentive Plan, partially offset by repurchases of 510,900 shares of common stock.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Remaining payments due by fiscal year as of March 31, 2004
Contractual Cash Obligations	Total	2004	2005 through 2006	2007 through 2008	Thereafter
Lease commitments	$226,058	$9,608	$70,088	$56,356	$90,006

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

On April 27, 2004, the Company executed a new lease agreement committing its Washington D.C. office, which includes consulting and corporate operations, to move to northern Virginia.  The terms of the lease are expected to result in cost savings over the 12 year term.  The Company simultaneously provided notice of early termination of its existing Washington D.C. lease which will result in a $3.2 million charge during the fourth quarter of fiscal year 2004.  The $3.2 million charge will have no net cash impact on the Company because the Company will receive a $3.2 million payment from the new lessor as an incentive to enter into the new lease.

Guarantees

Wellspring Leases.  The Company continues to guarantee certain leases for office premises and equipment for Wellspring.  At March 31, 2004, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $19.7 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of approximately $0.1 million per fiscal year.  In the third quarter of fiscal year 2004, the Company reduced its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.0 million, less the associated income tax expenses  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Notes 13 and 15 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the Company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.6 million based on the March 31, 2004, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP were to exercise this option, the Company would attempt to sublease the space at the then-current market rates.

Credit Agreement

The Company has a $100.0 million revolving credit facility with a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.25 percent of the facility, that varies with our financial leverage and is calculated on the unused portion of the credit facility.  No amounts were outstanding under the Company’s revolving credit facility as of March 31, 2004, or June 30, 2003.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends and other financial and restrictive covenants) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of March 31, 2004.

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

Although the Company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The Company uses actuarial assumptions to estimate and record its IBNR liability and has a $13.1 million IBNR liability recorded as of March 31, 2004.

Current insurance market conditions include increases in premium cost, higher self-insured retentions and reductions in aggregate excess coverages, trends that are anticipated to continue.  We expect these trends to be reflected in our future annual insurance renewals, and as a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to reinsurers, as well as the trend toward a generally hardening insurance market, the firms that own PCIC, including the Company, increased PCIC’s capital in fiscal years 2002 and 2003.

In light of increasing worldwide litigation, including litigation against professionals, the Company has been implementing a requirement that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements.  Nearly 100 percent of the Company’s U.S. corporate clients have signed engagement letters including mitigation clauses, and initiatives to complete that process both in the United States and elsewhere are underway. The Company has disengaged from certain client relationships where satisfactory engagement terms could not be achieved.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  Immediate consolidation requirements of FIN 46 were not applicable to the Company since the Company did not create variable interest entities after January 31, 2003.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  The Company adopted FIN 46R effective March 31, 2004.  See Note 10 regarding the impact of adopting FIN 46R.

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

In December 2003, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) (FAS 106-1). The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. In accordance with FAS 106-1, the Company has elected to defer the recognition of the effects of the Act on the consolidated financial statements until pending authoritative guidance on the federal subsidy is issued by the FASB. As a result, measures of the net periodic cost of our post-retirement plans included in the Financial Statements and accompanying Notes do not reflect effects of FAS 106-1 on the plans.  The Company does not believe that adoption of  FAS 106-1 will have a material effect on the financial condition of the Company.

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 8 on page 12; Note 12 on page 15; Note 13 on pages 15 and 16 ; Note 14 on page 16; Critical Accounting Policies and Estimates on pages 21 through 24; the “Executive Overview” on page 25; the discussion of our capital commitments under “Cash Used in Investing Activities” on page 29; the discussion of expected costs savings under “Operating Leases” on page 30; and Part II, Item 1 “Legal Proceedings” on page 34.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue,” or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to, our continued ability to recruit and retain highly qualified associates; outcomes of litigation; a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors; actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms; regulatory, legislative and technological developments that may affect the demand for or costs of our services; and other factors discussed under “risk factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was filed with the SEC on September 23, 2003, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company evaluated our disclosure controls and procedures as of the end of the third quarter of fiscal year 2004.  They have concluded that, as of March 31, 2004, such controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the Company files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting have occurred during the third quarter that have come to management’s attention that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Our Company is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and Public Company Accounting Oversight Board (PCAOB) standards for implementing Section 404 by June 30, 2005.  With regards to the Company’s continuing compliance efforts, the Company has substantially completed all documentation of financial and company-wide controls.  We will begin testing of certain key controls in the fourth quarter in preparation for compliance with Section 404 and plan to continue testing through the first half of fiscal year 2005 in preparation for management’s assessment in the second half of fiscal year 2005.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our internal controls will necessarily prevent all error and all fraud.  A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met.   In addition, the design of

such internal controls must take into account the costs of designing and maintaining such control system.  Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls.  The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.  As a result, they may require change or revision.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.  Nevertheless, management believes that the Company’s internal controls over financial reporting for the third quarter of fiscal year 2004 are adequate.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  These disputes typically involve claims relating to the rendering of professional services or employment matters.  Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse affect on the Company.  The matters reported on below involve the most significant pending or potential claims against us.  These matters did not significantly impact the quarter’s financial results.

New Jersey Coalition of Auto Retailers Insurance Group Trust (NJCAR).   The claims have been settled and the suit has been dismissed.

Toussaint, et al. v. James, et al.  The claim has been settled and the suit has been dismissed.

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On April 19, 2004, Watson Wyatt & Co. was served with a complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleges negligence and negligent supervision in the preparation of an actuarial valuation.  The amount of damages sought are not specified.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Restricted Shares

In conjunction with our initial public offering in October 2000, we entered into agreements providing for transfer restrictions with major stockholders, executive officers and employee directors.  During October 2003, these transfer restrictions expired on 1,908,000 Class A shares.  As of March 31, 2004, 1,730,000 Class A shares remain restricted.  These shares will become freely transferable in October 2004.

Issuer Purchases of Equity Securities

The table below presents specified information about the Company’s stock repurchases and repurchase plans:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2004 through January 31, 2004	97,500	$24.47	97,500	928,184
February 1, 2004 through February 29, 2004	—	—	—	928,184
March 1, 2004 through March 31, 2004	—	—	—	4,528,184
Total	97,500	$24.47	97,500

(1)   In May 2003, the Company announced a plan to purchase up to 1,150,000 shares of our Class A common stock.

(2)   On March 8, 2004, the Company announced the commencement of a tender offer for shares of our Class A common stock, through which we offered to purchase for cash up to 3,600,000 shares, not to exceed $85 million. The tender offer expired on April 2, 2004 and we repurchased 830,802 shares at a purchase price of $25.25, for $21.0 million from selling stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)

3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)

4	Form of Certificate Representing Common Stock(1)

10.1	Amended Credit Agreement Among Bank of America, N.A., and Others dated June 25, 2002(3)

10.2	Credit Agreement Among Bank of America, N.A., and Others dated June 25, 2002(3)

10.3	Consent of Bank of America, N.A. (5)

10.4	Agreement with David B. Friend, M.D., dated October 22, 1999(1)

10.5	Senior Officer Deferred Compensation Plan(5)

10.6	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares(4)

10.7	Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 27, 2004(6)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1	Certification of Chief Executive Officer Pursuant to Title 18, U.S.C. Section 1350(6)

32.2	Certification of Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350(6)

b.	Reports on Form 8-K

(i) On February 5, 2004, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our second quarter fiscal year 2004 earnings.

(ii) On May 6, 2004, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our third quarter fiscal year 2004 earnings.

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

Watson Wyatt & Company Holdings
(Registrant)

/S/ John J. Haley		May 7, 2004
Name:	John J. Haley	Date
Title:	President and Chief Executive Officer

/S/ Carl D. Mautz		May 7, 2004
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief Financial Officer

/S/ Peter L. Childs		May 7, 2004
Name:	Peter L. Childs	Date
Title:	Controller