Form 10-K
period 2004-06-30
WATSON WYATT & CO HOLDINGS
filed 2004-08-17
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

(202) 715-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value (32,326,060 shares outstanding as of July 31, 2004)	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $793,616,165 as of December 31, 2003.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 15, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries (collectively referred to as “we”, “Watson Wyatt” or the “company”), is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through approximately 3,925 associates in 61 offices located in 18 countries.

As leading economies worldwide have become more services-oriented, human capital has become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits, and rising employee-related costs have increased the importance of effective human capital management. We help our clients address these issues by combining our expertise in human capital management with consulting and technology, to improve the design and implementation of various human resources, or HR, programs, including compensation, retirement and health care plans.

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

Corporate Information

Including predecessors, we have been in business since 1946.  The Wyatt Company was incorporated in Delaware on February 17, 1958.  We conducted business as The Wyatt Company from 1958 until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance in 1995.  Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000, and conducts business through its principal operating subsidiary, Watson Wyatt & Company.

Watson Wyatt Worldwide Alliance

Recognizing our clients’ need for consulting services worldwide, in the late 1970s we established operations throughout Europe by acquiring local firms and opening new offices.  In 1995, in response to the rapidly increasing globalization of the world economy, we made a strategic decision to strengthen our European capabilities significantly and extended our global reach. We entered into an alliance with R. Watson & Sons (now Watson Wyatt LLP), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership founded in 1878. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals with Watson Wyatt LLP.

The Watson Wyatt Worldwide alliance maintains 88 offices in 30 countries and employs more than 6,000 associates. Watson Wyatt & Company Holdings operates 61 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland, and also operates 1 office engaged in the insurance and financial services business in the United States. The alliance operates 16 offices in 10 continental European countries, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Watson Wyatt & Company owns 25 percent of the holding company; Watson Wyatt LLP owns 75 percent.

Human Resources Consulting Industry

The growing demand for employee benefits and human capital consulting services is directly related to the increasing size and complexity of today’s human resources programs and the societal forces that are stimulating their rapid change.  In the United States alone, employers spend more than $6.2 trillion annually in direct costs of human capital programs, such as compensation and benefits.  In 2003, U.S. employers contributed nearly $191 billion to pension and profit-sharing plans, and more than $429 billion to group health insurance programs, while the assets of U.S. employer-sponsored retirement plans approximated $9.3 trillion.

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

Consulting Services

Our North American operations include three principal practice groups: Benefits, Technology Solutions and Human Capital.  Outside North America, our operations are organized and managed on a geographic basis.  The percentage of revenues generated in the various groups is as follows:

	2004	2003	2002
Benefits Group	64%	61%	59%
Technology Solutions Group	11	14	16
Human Capital Group	7	7	7
International	12	11	10
Other (including Data Services and Communication)	6	7	8
Total	100%	100%	100%

For more information about industry segments, see Note 13 of Notes to the Consolidated Financial Statements, included in Item 15 of this report.

Benefits Group

Our Benefits Group – with 1,685 associates – consists primarily of consulting practices in retirement, group and health care, and pension investment management.  It is our largest and most established practice, with a franchise dating to 1946.  This group works with clients to create cost-effective retirement and health care benefits programs that help attract, retain and motivate a talented workforce.  We strive to provide tailored benefits programs for our clients, and we base our recommendations on extensive research.  Our Benefits Group accounted for approximately 64 percent of our total segment revenues for the fiscal year ended June 30, 2004.

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

In North America, and throughout much of the developed world, organizations provide employees with retirement security through funded pension plans, most of which are either defined benefit or defined contribution plans.  A typical defined benefit plan is characterized by employer contributions and a specified future benefit to the employee.  Such plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. These plans are commonly referred to as pension plans. A typical defined contribution retirement plan is characterized by employee contributions, possible employer matching contributions and an unspecified future benefit – based on investment returns – paid to the employee.  In the United States, the most common example of a defined contribution plan is a 401(k) plan.

On August 30, 2001, we formed an alliance with Gabriel, Roeder, Smith & Company (GRS), an actuarial and benefits consulting firm that specializes in public sector employee benefit programs, under which we mutually refer future business opportunities and explore joint consulting assignments.  In addition, we sold GRS our U.S.-based public sector retirement practice.

Our target market for retirement consulting is companies with large defined benefit plans, such as the Fortune 1000, Pensions & Investments 1000 (P&I 1000), and other similarly-sized plans and plan sponsors. Our consultants provide actuarial services and are the named actuaries to many of the world’s largest retirement plans, including four of the five largest corporate pension plan sponsors in the United States.  The market for actuarial consulting for these large companies is fragmented, and no single consulting firm significantly dominates this target market.  Watson Wyatt is one of the leading service providers to our target market of the combined list of the P&I and Fortune 1000.  Additionally, our corporate client retention rate within this group has remained very high, averaging over 95 percent over the past two years.

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

Group and Health Care Consulting

Employers look to provide health and welfare benefits that will help them to attract and retain qualified workers and to enhance the health and productivity of their workforce.  Given increasing health care costs, declining employee satisfaction and the increased administrative burden for U.S. companies, this challenge has never been greater.  Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and declining health status.  In the United States, these underlying forces are creating pressure for new approaches to providing health care benefits for workers and retirees – approaches that engage patients as consumers of health care and not just passive recipients.  These methods empower employees to participate more actively in the health care buying decision by putting workers in charge of spending their own health care dollars and by providing them with the tools and information necessary to make wiser health purchasing decisions.

Clients ask us to help them with the design, financing, administration, communication and management of their health and welfare benefit plans, to improve employee health and productivity, and to control their health-related benefit costs.

Our services include:

•            Strategic plan design of health and welfare, paid time off and flexible benefit plans, including designs that feature consumerism and health savings accounts

•            Retiree health programs

•            Health and productivity management

•            eHealth strategy and implementation

•            Total program management

•            Vendor performance and management

•            Measurement of program effectiveness

•            Assistance with plan changes relating to mergers, acquisitions and divestitures

Our approach to group benefits consulting is data-driven, research-based and makes use of sophisticated consulting tools, including:

•                  BenefitConnectTM – a customizable, web-based application that combines self-service employee tools with administrative and call center components to facilitate the administration and management of health and welfare benefits

•                  I-E Engine – an innovative technology that automates the vendor selection and management process through five modules that support specific components of the health and welfare benefits life cycle

•                  PreViewTM – a medical benefits cost modeling system that accurately and quickly models medical claims under alternative plan designs, covered populations and managed care delivery systems

•                  ConsumerHealthView – a cost modeling system that assesses the short-term and long-term financial impact of consumer-driven health plans

•                  Health Plan Value LibraryTM – a database of information on the cost, quality and accessibility of health plans, used to screen and evaluate health plans

•                  Avoidable Claims Analysis – a data analysis system that identifies opportunities for the reduction of medical claims through health management programs

Investment Consulting

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

Our Technology Solutions Group of 320 associates helps clients identify, select and implement best-fit HR and benefits technologies in an outsourcing market increasingly defined by four key dynamics: enterprise resource planning systems (ERPs), total benefits outsourcing (TBO), human resource outsourcing (HRO) and co-sourcing using point solutions.

We believe that nearly every Fortune 1000 corporation in North America has an ERP solution in place, most commonly for HR information systems. ERP vendors are expanding into broader HR services, including benefits or compensation administration, looking for increased revenues through upgrades and additional services offerings.  TBO providers are also expanding their service lines across additional HR domains and promoting a “one-stop-shop” method to benefits administration. Watson Wyatt’s technology business strategy is targeted towards businesses that use a mix of sourcing strategies. Combining best-in-class technology solutions with outsourcing services offers employers lower cost, greater flexibility and more comprehensive options than stand-alone ERPs or total outsourcing systems.

Watson Wyatt has long provided benefits administration solutions to our clients.  We offer targeted applications in our core areas, including:

•                  PensionPath™ – this web-based solution is designed to meet the pension administration needs of companies. The offering includes case management and administration tools to manage the entire life cycle of pension administration, from new hire to retirement, and employee self-service tools that enhance workers’ understanding of their retirement benefits’ future value.

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

BenefitConnect serves the entire spectrum of potential users, including employees, plan administrators, customer service representatives, HR and benefit managers, vendors and carriers. It can be configured and branded to meet companies’ unique requirements and plan and vendor formats. BenefitConnect’s full functionality helps users manage benefits data, make eligibility calculations, facilitate annual and ongoing plan enrollment, integrate with payroll solutions and carriers to process participant elections, and manage and track employee calls, transactions and cases. It also allows companies to create or leverage their internal call center with a powerful suite of web-based call center tools.

•                  Reward® – a suite of compensation management applications that automates all aspects of pay delivery – including market pricing, compensation design and analysis and manager self-service – for compensation planning.

•                  eStatements – integrated, web-based applications that provide employees with a personalized view of their compensation and benefit programs, costs and account balances

•                  AnswerKey – Watson Wyatt’s shared service center solution is a web-based case management tool designed to support the business of service center operations by effectively integrating data and critical tools

We also provide clients with strategic, research-based HR technology and service delivery consulting, while working with them to align their HR strategy with their business goals and to use HR technology to improve customer satisfaction and sustainable return on investment (ROI). Our services in this area include vendor assessments and selection and service delivery model development, including shared services strategy and design.

Our approach establishes the foundation for employee relationship management, allowing our clients to connect their people and processes to their business strategy to improve performance.  Our Technology Solutions Group represented approximately 11 percent of our total segment revenues for the fiscal year ending June 30, 2004.

Human Capital Group

Our Human Capital Group of 155 associates helps clients achieve competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees to maximize the return on their investment in human capital. Our Human Capital Group represented approximately 7 percent of our total segment revenues for the fiscal year ended June 30, 2004.

Our Human Capital Group focuses in three principal areas: executive compensation, Strategic Rewards® and organization effectiveness.

Executive Compensation

We advise our clients’ management and boards of directors on executive pay programs, including cash compensation, stock options and stock purchase plans, and on ways to align pay-for-performance plans throughout the organization to increase stockholder value.

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

Our WorkUSA®/WorkCanadaTM database includes the opinions of 12,000 North American employees surveyed independently, reflecting a large cross-section of jobs and industry types. Our clients compare their own employee survey results against these norms to identify workplace perceptions and satisfaction and commitment levels.

International Operations

We manage our operations outside North America geographically.  These operations include 25 offices in Asia-Pacific and Latin America, employing 950 associates, which generally provide our full array of services. This segment represented approximately 12 percent of our total segment revenues for the fiscal year ended June 30, 2004.

We established our presence in Asia-Pacific in 1979 with offices in Hong Kong and Malaysia and grew substantially throughout the 1980s and 1990s by establishing new offices and acquiring existing firms.  We have been successful in helping our clients with complex personnel and cultural issues that are necessary to grow their businesses.

We also provide compensation and benefits surveys in the region, with more than 50 different survey products. We are a leading provider of retirement and other employee benefit consulting services in Asia-Pacific, and we provide investment consulting services to some of the largest pension plans in Japan and Hong Kong.  We were named HR Consultancy of the Year in Hong Kong by China Staff magazine for the past six years in a row and this year we also received the same award for China. In addition to our human capital and benefits consulting services, we also market technology solutions to clients in the region.

Our Latin American presence began in the early 1980s in Mexico and grew to include such major markets as Brazil in the 1990s. With deregulation, privatization and the influx of multinationals, we believe there are significant opportunities for growth in the region, both in the benefits area – where most of our services are concentrated currently – and in the human capital consulting area.

Other Services

Communication Consulting

In our communication consulting group, we help clients connect people with the organization’s purpose, driving both results and behavioral change.  Our award-winning work and ground-breaking research prove that effective communication increases total returns to shareholders; improves service, quality and productivity levels; helps fuel growth; enhances organizational ability to manage change successfully; builds employee community, trust and commitment; and educates, engages and motivates employee behavioral change.  Working with clients who have responsibility for employee communication in human resources, corporate or line functions, our consultants combine strong creative skills with technical excellence to create programs that range from high-level strategic planning to tactical implementation.

We help clients develop and implement communication strategies for diverse issues, including:

•                  Clarifying the financial value and scope of employee compensation and benefits and enhancing employees’ appreciation of their total rewards package

•                  Drawing a clear line of sight between employee performance and company objectives through open communication and leadership communication training

•                  Optimizing the use of technology in communication through audits and best practice design

•                  Facilitating organizational change so that all stakeholders fully understand the change and their role in its success

•                  Maintaining employee trust, confidence and commitment through all cycles of performance

•                  Demonstrating the return on investment (ROI) of employee communication in achieving business objectives

•                  Targeting, attracting and hiring the right talent to meet business objectives through innovative communication materials

Watson Wyatt Data Services

Watson Wyatt Data Services provides a comprehensive array of global compensation, benefits and employment practices information that is often studied and cited by many of our clients and competitors. In the United States, we publish and market an extensive library of reports on human resources issues, and more than 5,000 organizations participate in one or more of our annual surveys. Our databases contain compensation information for U.S. companies that employ over 10 million workers.  Detailed compensation and benefits data is maintained for 2 million workers in virtually every industry sector and major metropolitan area.  Outside of the United States, our worldwide alliance offers more than 80 remuneration, benefits and employment practice reference guides, covering 50 countries and 6 continents. In addition to our annual survey reports, we also offer many reference works intended to help practitioners create or maintain programs in a variety of subject areas, including variable pay, performance management and personnel policies.

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

Sales and Marketing

Our growth strategy is based on a commitment to ensuring client satisfaction through our account management program.  Our approximately 50 account managers focus on effectively delivering services to clients and on expanding our relationships across service lines, geographic boundaries and divisions within client companies.  A key element of this program is an approach we call ClientFirstTM. Using proprietary processes and tools, we work with clients to define their needs and expectations before an engagement begins and then continually measure our performance according to agreed-upon standards.

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

Clients

We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Latin America and Asia-Pacific across a wide variety of industries.  Our client base is broad and geographically diverse.  For the fiscal year ended June 30, 2004, our 10 largest clients accounted for approximately 12 percent of our consolidated revenues, and no individual client represented more than three percent of our consolidated revenues.

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

Our current and anticipated competitors include:

•            Major human resources-focused consulting firms that compete in serving the large employer market worldwide, such as Mercer Human Resource Consulting, Towers Perrin and Hewitt Associates

•            Smaller benefits and compensation consulting firms, such as The Segal Company and the Hay Group

•            The human resources consulting divisions of diversified professional services, financial services and insurance firms, such as PricewaterhouseCoopers, Deloitte & Touche, Ernst & Young, Mellon Financial Corporation, Aon, and Booz, Allen & Hamilton

•            Information technology consulting firms, such as Accenture, IBM and BearingPoint, as well as Internet/intranet development firms

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

Employees

As of June 30, 2004, the company employed 3,925 associates as follows:

Benefits Group	1,685
Technology Solutions Group	320
Human Capital Group	155
International	950
Other (including Data Services and Communication)	585
Corporate	230
Total	3,925

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

We are subject to malpractice claims arising from our work, which could adversely affect our reputation and business, and we are subject to government inquiries and investigations.

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

Clients have sought and may seek to hold us responsible for the financial consequences of these errors or variances.  Given that we frequently work with large pension funds, relatively small percentage errors or variances could create significant dollar variances and claims for unfunded liabilities.  The risks from such variances could be aggravated in an environment of declining pension fund asset values. In most cases, our exposure to liability on a particular engagement is substantially greater than the profit opportunity that the engagement generates for us.  For example, claims could include:

•      A client’s assertion that actuarial assumptions used in a pension plan were unreasonable, leading to plan underfunding

•                  A claim arising out of the use of inaccurate data, which could lead to an underestimation of plan liabilities

•                  A claim that employee benefit plan documents were misinterpreted or plan amendments were misstated in plan documents, leading to overpayments to beneficiaries

Defending lawsuits arising out of any of our services has required and could require substantial amounts of management attention, which could affect management’s focus on operations, adversely affect our financial performance and result in increased insurance costs. In addition to defense costs and liability exposure, malpractice claims may produce negative publicity that could hurt our reputation and business. For a discussion of significant legal proceedings, please refer to “Legal Proceedings” on page 18. We are subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our business, especially regulated businesses such as investment consulting or insurance consulting.  Such inquiries or investigations may consume significant management time and require additional expense.

Insurance may become more difficult or expensive to obtain.

Insurance markets have hardened over recent years for most classes of professional liability risk.  As claims experience has increased for professionals, and for actuaries in particular, the cost of malpractice insurance has been increasing substantially, and the deductible or self-insured retention has been increasing.  Availability and price of insurance is subject to many variables, including general market conditions, loss experience in related industries and in the actuarial and benefits consulting industry, and the specific claims experience of an individual firm. Increases in the cost of insurance could affect our profitability, and the unavailability of insurance to cover certain levels of risk could have an adverse impact on our financial condition, particularly in a specific period.

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

•                  The level of vacation and holidays taken by our associates

•                  General economic conditions

Approximately 70-75 percent of our total operating expenses are relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year-end incentive bonuses.  Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results and could result in losses.  Over the most recent eight fiscal quarters, net income from continuing operations has fluctuated from $10.8 million to $14.0 million.

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

Prior to our initial public offering in 2000, we had been predominantly owned by our associates. As owners, our associates have traditionally been able to influence the direction of the firm, which promotes an entrepreneurial spirit and motivates individual performance. The amount of common stock owned by our associates has declined and may continue to decline over time. A decline in associate ownership and an increase in non-associate influence could lower morale which could, in turn, adversely affect our business operations.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on our web site (www.watsonwyatt.com), as soon as reasonably practicable after they are filed electronically with the SEC.  We have also adopted a Code of Business Conduct and Ethics applicable to all associates, senior financial employees, the principle executive officer, other officers and members of management, which is posted on our website.  Watson Wyatt’s Audit Committee, Compensation Committee and Nominating and Governance Committee all operate pursuant to written charters adopted by the company’s board of directors, copies of which are available on the company’s website.  Copies of all these documents are also available, without charge, from our Investor Relations department, located in our corporate headquarters at 1717 H Street, NW, Washington, D.C. 20006.

Item 2.           Properties.

We operate in 61 offices in principal markets throughout the world.  Operations are carried out in leased offices under operating leases that normally do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by Watson Wyatt represented approximately 13 percent of total assets at June 30, 2004, and consisted primarily of computer equipment, office furniture and leasehold improvements.

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

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt & Co. was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleges malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The Complaint states that the plaintiff’s Pension Fund is underfunded as a result of the alleged deficiencies in our work.   The amount of damages sought are not specified. We are in the process of reviewing the claim with outside counsel and preparing our response.

SEC Examination of Investment Advisers.  In December 2003, the Securities and Exchange Commission (SEC) formally asked many of the major investment consulting firms, Watson Wyatt Investment Consulting among them, to provide detailed information on their business structures and practices in order to determine if conflicts of interest with money managers exist.  In March 2004, Watson Wyatt Investment Consulting (WWIC) completed its responses to the SEC staff’s requests for information.  WWIC has received no further inquiry from the SEC staff on this topic since that time.

Department of Justice Antitrust Investigation.  In March 2004, the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Watson Wyatt and other companies in the employee benefits industry.  The DOJ is seeking to determine whether firms which have entered into agreements with their clients limiting liability have done so in violation of U.S. antitrust laws. Watson Wyatt has provided information to DOJ in response to the CID and is in the process of providing the remaining information requested under the CID.

Client Demand Letter.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claims it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  The letter claims damages “in excess of $35 million.”  We are investigating these allegations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.           Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

In conjunction with our initial public offering (“IPO”) in October 2000, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  As a result of these agreements, 1,947,272 Class A shares became freely transferable in October 2003 and 1,690,778 Class A shares are currently restricted and will become freely transferable in October 2004.

Market Information

Watson Wyatt & Company Holdings Class A common stock is currently traded on the New York Stock Exchange under the symbol WW.  The following table sets forth the range of high and low closing share prices for each quarter of fiscal years 2004 and 2003, determined by the daily closing stock prices.

	2004		2003
	High	Low	High	Low

First quarter (July 1 through September 30)	$23.49	$22.30	$23.95	$18.30
Second quarter (October 1 through December 31)	24.62	22.75	22.50	17.45
Third quarter (January 1 through March 31)	25.43	22.68	22.16	18.27
Fourth quarter (April 1 through June 30)	26.88	25.13	23.38	19.40

Holders

As of June 30, 2004, there were approximately 650 registered shareholders of our Class A common stock.

Dividends

In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  The first quarterly dividend payment of $2.4 million was made on July 15, 2004, to shareholders of record as of June 30, 2004.

Under our credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 15 of this report), we are required to observe certain covenants (including requirements for a fixed coverage charge, cashflow leverage ratio and asset coverage) that may affect the amounts available for the declaration or payment of dividends.  The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plans include the 2000 Long-Term Incentive Plan, which provides for the granting of nonqualified stock options and stock appreciation rights, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Compensation Plan for Outside Directors.  We grant deferred stock units to our senior associates as a part of their annual discretionary compensation and have discontinued the issuance of stock options.  All deferred stock units issued in connection with the 2001 Deferred Stock Unit Plan were fully vested upon issuance.  The company expects that the deferred stock units that will be granted in September 2004 will vest immediately.  All of our equity compensation plans have been approved by stockholders.  See Note 10 of the Notes to the Consolidated Financial Statements for the general terms of these plans.

The following chart gives aggregate information regarding grants under all of the Company’s equity compensation plans through June 30, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	1,071,915	$13.45	4,940,129	(1)

Total	1,071,915	$13.45	4,940,129

(1) Includes 2,548,915 shares remaining available for future issuance under the 2000 Long-Term Incentive Plan, 1,304,577 shares under the 2001 Employee Stock Purchase Plan, 1,063,528 shares under the 2001 Deferred Stock Unit Plan for Selected Employees and 23,109 shares under the Compensation Plan for Outside Directors.

In August 2001, the Board of Directors adopted the company’s 2001 Employee Stock Purchase Plan (the “ESPP”), which subsequently was approved by the stockholders in November 2001.  The ESPP is intended to provide employees of the company with additional incentives by permitting them to acquire a proprietary interest in the company through the purchase of shares of the company’s common stock.  An additional 1,500,000 shares of common stock were authorized and reserved for issuance under the ESPP at the 2003 Annual Meeting of Stockholders in November 2003.  As discussed below, the company has repurchased shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with this plan.

Issuer Purchases of Equity Securities

The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004, through April 30, 2004	830,802	$25.25	830,802	928,934
May 1, 2004, through May 31, 2004	—	—	—	928,934
June 1, 2004, through June 30, 2004	—	—	—	928,934
Total	830,802	$25.25	830,802

In May 2003, the company announced a plan to purchase up to 1,150,000 shares of our Class A common stock.  The plan does not have an expiration date.

In April 2004, the company purchased 830,802 shares at a price of $25.25 for $21.0 million, as part of a publicly announced tender offer.  The tender offer expired on April 2, 2004.

Item 6.           Selected Consolidated Financial Data.

The table on the following page sets forth selected consolidated financial data of Watson Wyatt as of June 30, 2004 and for each of the years in the five-year period ended June 30, 2004.  The selected consolidated financial data as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, were derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K.  The selected consolidated financial data as of June 30, 2002, 2001 and 2000, and for each of the years ended June 30, 2001 and 2000, were derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K.  Earnings per share data for the period ended June 30, 2000 was also restated to reflect our corporate reorganization and two-for-one share conversion that occurred in October 2000 as if our corporate reorganization and two-for-one share conversion were effective at the beginning of that period.  See Note 2 of the Consolidated Financial Statements for further information regarding the corporate reorganization and share conversion.

The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.  Amounts are in thousands of U.S. Dollars except per share data.

	Year Ended June 30
	2004	2003	2002	2001	2000
Statement of Operations Data: (amounts are in thousands, except per share data)

Revenue	$702,005	$709,616	$710,480	$700,189	$624,583
Costs of providing services:
Salaries and employee benefits	396,775	401,274	404,822	379,645	339,904
Stock incentive bonus plan (a)	—	—	—	—	30,283
Professional and subcontracted services	49,159	47,356	48,724	54,089	49,890
Occupancy, communications and other	105,459	106,224	109,163	114,417	101,733
General and administrative expenses	63,631	57,285	55,517	57,475	54,115
Depreciation and amortization	18,511	19,621	20,049	21,995	17,878
	633,535	631,760	638,275	627,621	593,803

Income from operations	68,470	77,856	72,205	72,568	30,780

Income from affiliates	7,109	5,787	2,866	3,780	3,001
Interest income (expense), net	743	991	1,235	1,711	(53)
Other non-operating income	6,222	761	2,166	—	—

Income from continuing operations before income taxes	82,544	85,395	78,472	78,059	33,728
Provision for income taxes	32,605	35,015	31,388	33,623	15,195
Income from continuing operations	49,939	50,380	47,084	44,436	18,533
Discontinued operations (b)	654	6,786	—	—	—
Net income	$50,593	$57,166	$47,084	$44,436	$18,533
Earnings per share, continuing operations, basic	$1.52	$1.52	$1.43	$1.39	$0.62
Earnings per share, continuing operations, diluted	$1.50	$1.51	$1.41	$1.37	$0.62
Earnings per share, discontinued operations, basic	$0.02	$0.21	$—	$—	$—
Earnings per share, discontinued operations, diluted	$0.02	$0.21	$—	$—	$—
Earnings per share, net income, basic	$1.54	$1.73	$1.43	$1.39	$0.62
Earnings per share, net income, diluted	$1.52	$1.72	$1.41	$1.37	$0.62
Weighted average shares of common stock, basic	32,866	32,962	32,985	32,068	30,000
Weighted average shares of common stock, diluted	33,207	33,287	33,421	32,363	30,000

	As of June 30
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$156,940	$144,374	$95,974	$81,735	$41,410
Working capital	207,455	169,308	123,171	96,171	16,177
Total assets	512,168	514,462	436,817	392,016	334,520
Note payable	—	—	—	—	—
Dividends declared	2,441	—	—	—	—
Stockholders’ equity	245,184	151,737	159,221	111,885	(81,109)
Redeemable common stock	—	—	—	—	115,480
Shares outstanding	32,317	32,943	32,897	33,033	29,610

(a)       Following the initial public offering in October 2000, we terminated the stock incentive bonus plan and replaced it with equity-based incentive plans more customary to publicly-traded companies.

(b)      In fiscal year 2004 and 2003, we revised our estimates related to the remaining future obligations and costs associated with the discontinuation of our benefits administration outsourcing business.  As a result, we reduced the amount of our liability for losses from disposal by $11.4 million, less the associated income tax expense of $4.7 million, and by $1.0 million, less the associated income tax expense of $0.4 million, respectively.  In fiscal years 2004 and 2003, the company received sublease income of approximately $106,000 and $40,000 in excess of lease payments related to this business, resulting in a year-to-date income from discontinued operations of $1.1 million and $11.5 million, less the associated income tax expense of $0.5 million and $4.7 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: the first paragraph of Part I, Item 3 “Legal Proceedings” on page 18; “the Executive Overview” on page 23 through 25; the second paragraph under “Revenue Recognition” on page 26; under the heading “Pension Assumptions” on pages 27 and 28; under the heading “Incurred But Not Reported Claims” on pages 28 and 29; the paragraph under Capital Commitments on page 35; under the heading “Risk Management” on pages 36 and 37; under the subheading “Stock-based Compensation” in Note 1 “Summary of Significant Accounting Policies” on pages 52 and 53; the projected contribution table in Note 6 “Retirement Benefits” on page 59; the benefit payments table in Note 6 “Retirement Benefits” on page 63; the benefit payments table in Note 6 “Retirement Benefits” on page 67; in the second paragraph of Note 10 “Employee Stock Plans and Equity” on page 69; in the second paragraph under the heading “2001 Deferred Stock Unit Plan for Selected Employees” in Note 10 on page 72; and in the second and fifth paragraphs of Note 14 “Commitments and Contingent Liabilities” on pages 79 and 80.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue” or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information.  A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to our continued ability to recruit and retain highly qualified associates; outcomes of litigation; the ability of the company to obtain professional liability insurance; a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors; actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms; regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under “Risk factors” in Item 1 of this Form 10-K.  These statements are based on assumptions that may not come true.  All forward-looking disclosure is speculative by its nature.  The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Executive Overview

Watson Wyatt & Company Holdings is a global provider of human capital consulting services.  We provide services in three principal practice areas: Benefits, Technology Solutions and Human Capital consulting, operating from 61 offices in 18 countries throughout North America, Asia-Pacific and Latin America.  We also operate through our affiliates in Europe: Watson Wyatt LLP – which conducts operations in the United Kingdom and Ireland and in which we hold a 10 percent interest in a defined distribution pool – and Watson Wyatt & Company Holdings (Europe) Limited, a holding company through which we conduct Continental European operations.  We own 25 percent of Watson Wyatt &

Company Holdings (Europe) Limited and Watson Wyatt LLP owns the remaining 75 percent.  We collectively market our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals with our alliance partners.

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 64 percent of our fiscal year 2004 revenues, is the foundation of our business.  Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of many projects.  Our corporate client retention rate within this group has remained very high, averaging over 95 percent over the past two years. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans, leverage from other practices, an improving economy, increased global demand and increased market share.

Technology Solutions Group – Our Technology Solutions Group, accounting for 11 percent of our fiscal year 2004 revenues, provides information technology services to our customers.  In fiscal year 2004, delays in discretionary technology spending resulted in lower revenues, but the backlog of work, which is a fairly accurate indicator of future revenues, has improved over the past two quarters.  We are seeing particular acceptance of our scalable benefits administration solutions as an alternative to total business process outsourcing.  Enhancing our applications and leveraging our other segments are vital to our growth strategy.

Human Capital Group – Our Human Capital Group, accounting for 7 percent of our fiscal year 2004 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.  Growth slowed significantly in the second half of fiscal year 2001 and continued to contract in fiscal years 2002, 2003 and 2004.  Presently, our Executive Compensation area is seeing vigorous demand in response to issues related to stock compensation programs and changes resulting from new accounting rules, but this increase is offset by weak demand for broad-based talent management consulting.

In the short term, our revenues are driven by many factors including the general state of the economy and the resulting level of discretionary spending by our clients, the ability of our consultants to attract new clients or cross-sell to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices.  During fiscal year 2004, we continued to add new target market clients, and grew revenues from existing clients.

The human resources consulting industry, although highly fragmented, is highly competitive and is comprised of major human capital consulting firms, specialist firms, consulting arms of accounting firms and information technology consulting firms.  Our overall revenues have been flat over the past three years, and it is clear that the competitive environment will remain challenging until the economy rebounds and companies are committed to spending on human capital projects.  To mitigate the pressures faced by the economic downturn, we have successfully managed costs throughout the company by leveraging our variable compensation cost structure, initiating targeted job reductions and controlling discretionary spending.  We believe we are well-positioned to take advantage of an improvement in the overall economy.

In the long term, we believe that benefits spending will continue to be the largest component of U.S. corporate spending.  We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into opportunities for us.  We believe that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that our highly fragmented industry represents tremendous growth opportunities for us, because we are the only firm to offer a comprehensive line of benefits and human capital consulting as well as strategic technology solutions.

Financial Statement Overview

The financial statements contained in this annual report on Form 10-K reflect Consolidated Balance Sheets as of June 30, 2004 and 2003, Consolidated Statements of Operations for the 12-month periods ended June 30, 2004, 2003 and 2002, Consolidated Statements of Cash Flows for the 12-month periods ended June 30, 2004, 2003 and 2002, and a Consolidated Statement of Changes in Stockholders’ Equity for the 12-month periods ended June 30, 2004, 2003 and 2002.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue. No single client accounted for more than four percent of our consolidated revenue for any of the most recent three fiscal years.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Our estimates, judgments and assumptions are continually evaluated based on available information and experience.  Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.  The accounting policies discussed below are critical to the understanding of the use of estimates in the company’s financial statements.

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

Revenue is recognized on time-and-materials engagements based on billable rates times hours worked plus expenses incurred.  For fixed-fee arrangements, revenue is also recognized based on billable rates times hours worked plus expenses incurred.  However, for significant fixed-fee engagements in our Technology Solutions Group, we periodically review ongoing engagements through the preparation of an estimate-to-complete.  Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation.  These periodic engagement reviews require us to make judgments and estimates regarding the overall profitability and stage of project completion which, in turn, affect how we recognize revenue.  The company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated direct and indirect costs associated with the engagement.  Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

The company has developed various software programs and technologies that we provide to clients in connection with consulting services.  In most instances, such software is hosted and maintained by the company.  Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with the AICPA’s Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period.

Revenue recognized in excess of billings is recorded as unbilled accounts receivable.  Cash collections and invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.  Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenue.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The issuance of SAB 104 has not had an effect on our revenue recognition policies as they are in accordance with SAB 104.

Valuation of Billed and Unbilled Receivables from Clients

We maintain allowances for doubtful accounts to reflect estimated losses resulting from our clients’ failure to pay for our services after the services have been rendered, including allowances when customer disputes may exist.  The related provision is recorded as a reduction to revenue.  Our allowance policy is based on the aging of our billed and unbilled client receivables and has been developed based on our write-off history.  Facts and circumstances such as the average length of time the receivables are past due, general market conditions, current economic trends and our clients’ ability to pay may cause fluctuations in our valuation of billed and unbilled receivables.

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

As a result of a $5.6 million pre-tax non-operating gain recorded in the first quarter of fiscal year 2004, the company recorded a $5.6 million supplemental bonus accrual in the first quarter that is incremental to the company’s fiscal year end bonus.  This supplemental bonus amount, which will be paid out in September 2004 with the regular bonus cycle, is included in salaries and employee benefits.  Management does not expect this charge to recur.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company with offices in 18 countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets.  Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (United States, Canada, Hong Kong and the United Kingdom), benefits are based on our associates’ years of service and compensation during the five highest-paid consecutive years of service.

Pension and Other Postretirement Employee Benefits (OPEB) costs and obligations are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, health-care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Watson Wyatt & Company’s pension and other postretirement obligations and future expense.

The company has established a discount rate of 6.25% at year-end June 30, 2004, for its U. S. pension and OPEB plans which represents a 25 basis point increase from the 6.00% discount rate used for the prior year.  The company’s U. S. pre-tax pension expense is forecasted to decrease from approximately $29 million in fiscal year 2004, excluding any curtailments and settlements, to approximately $21 million in fiscal year 2005 due to the approximately 19% fiscal year 2004 actual return on assets, a $10 million pension contribution in fiscal year 2004 and the increase in the discount rate.  The U.S. OPEB plan expense is expected to remain constant at $2 million for fiscal year 2005.

The expected long-term rate of return on assets assumption remained unchanged at 9.00 percent at the end of fiscal year 2004.  Selection of the 9.00 percent return assumption was supported by an analysis performed by the company of the weighted-average yield expected to be achieved with the anticipated investment allocations.  The investment makeup is heavily weighted towards equities.  The return on assets in fiscal year 2004 was 19 percent, compared to a return of 2 percent in fiscal year 2003.

The following information illustrates the sensitivity to a change in certain assumptions for the U. S. pension plans:

Change in Assumption	Effect on FY2005 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$2.8 million
25 basis point increase in discount rate	-$2.6 million
25 basis point decrease in expected return on assets	+$1.0 million
25 basis point increase in expected return on assets	-$1.0 million

The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

These changes in assumptions would have no effect on the company’s funding requirements. In addition, at June 30, 2004, a 25 basis point decrease in the discount rate would cause the accumulated benefit obligation to exceed the value of plan assets, thereby necessitating the recording of a minimum pension liability.  As a result, we would be required to record an increase in the pension liability of $53.5 million, a non-cash charge to stockholders’ equity of $32.4 million and an increase in deferred tax assets of $21.1 million.  A 25 basis point increase in the discount rate would have no impact on the liability, stockholders’ equity or deferred tax assets since there is no unfunded accumulated benefit obligation when using either a 6.25% or 6.50% discount rate.

The company U.S. Other Postretirement Employee Benefits plan is relatively insensitive to discount rate changes due to the plan provisions that have been established to control costs and as such no sensitivity results are shown in this display.

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

Results of Operations

The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated:

	Year ended June 30
	2004	2003	2002

Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	56.5	56.5	56.9
Professional and subcontracted services	7.0	6.7	6.9
Occupancy, communications and other	15.0	14.9	15.4
General and administrative expenses	9.1	8.1	7.8
Depreciation and amortization	2.6	2.8	2.8
	90.2	89.0	89.8

Income from operations	9.8	11.0	10.2

Income from affiliates	1.0	0.8	0.4
Interest income, net	0.1	0.1	0.1
Other non-operating income	0.9	0.1	0.3

Income from continuing operations before income taxes	11.8	12.0	11.0

Provision for income taxes	4.7	4.9	4.4

Income from continuing operations	7.1%	7.1%	6.6%

Fiscal Year Ended June 30, 2004, Compared to Fiscal Year Ended June 30, 2003

Revenue

Revenues for fiscal year 2004 were $702.0 million, a decrease of 1 percent from $709.6 million in the prior period.

The Benefits Group increased revenue by $17.8 million or 4 percent during fiscal year 2004 due to new client wins, as well as growth in the health care consulting group related to retainer contracts and consumer driven health plan design.  Revenue from our Technology Solutions Group decreased by $17.3 million or 18 percent, reflecting a delay in starting certain projects as well as the exclusion of $2.7 million of consultant time spent customizing administration systems.  Revenue from our Human Capital Group decreased $1.6 million or 3 percent during fiscal year 2004, reflecting increased demand in executive compensation offset by weak results in organization effectiveness consulting.  Our international segment finished the fiscal year with revenue growth of $6.7 million or 9 percent.  However, revenue was up 1% after adjusting for the impact of the weakening U.S. dollar.  Revenue for other practice areas in North America decreased by $5.9 million or 12 percent during fiscal year 2004.

Salaries and Employee Benefits

Salaries and employee benefit expenses for fiscal year 2004 were $396.8 million, a decrease of 1 percent from $401.3 million in the prior period, and remained at 56.5 percent as a percentage of revenue.  Salaries and employee benefit expenses for fiscal year 2004 include severance charges of $3.2 million related to the company’s job reductions in North America, compare to severance charges of $1.8 million in fiscal year 2003.  The $5.9 million decrease, exclusive of these charges, was due to lower benefits costs of $9.1 million, which reflects the suspension of the company match on our defined contribution retirement plan and reduced health care costs to the company, and to lower salaries of $5.1 million, which reflects the company’s targeted job reductions net of modest salary increases.  These decreases are partially offset by higher pension and post-retirement expenses of $5.7 million and by a higher accrual for discretionary compensation of $2.9 million.

Professional and Subcontracted Services

Professional and subcontracted services were $49.2 million for fiscal year 2004, an increase of 4 percent from $47.4 million in the prior period, and increased as a percentage of revenue to 7.0 percent from 6.7 percent.  The increase is the result of legal provisions recorded to meet the company’s self-insured retention where specific estimated losses are considered probable and estimable.

Occupancy, Communications and Other

Occupancy, communications and other expenses were $105.5 million for fiscal year 2004, a decrease of 1 percent from $106.2 million in the prior period, and increased as a percentage of revenue to 15.0 percent from 14.9 percent.  Occupancy, communications and other expenses include a $1.9 million charge resulting from a lease termination as further described below under Off-Balance Sheet Arrangements and Contractual Obligations – Operating Leases.  The decrease, exclusive of this charge, reflects the company’s cost containment measures, as evidenced through lower expenses in many categories including office supplies, telephone, general office and promotional expenses.

General and Administrative Expenses

General and administrative expenses were $63.6 million for fiscal year 2004, an increase of 11 percent from $57.3 million in the prior period, and increased as a percentage of revenue to 9.1 percent from 8.1 percent.  The increase is mainly due to higher insurance costs of $5.5 million, a $1.3 million charge resulting from a lease termination as further described below under Off-Balance Sheet Arrangements and Contractual Obligations – Operating Leases and expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rules of $1.4 million.

Depreciation and Amortization

Depreciation and amortization expense was $18.5 million for fiscal year 2004, a decrease of 6 percent from $19.6 million in the prior period, and decreased as a percentage of revenue to 2.6 percent from 2.8 percent.  The decrease was due to lower capital spending during fiscal year 2003.

Income From Affiliates

Income from affiliates was $7.1 million, an increase of 22 percent from $5.8 million in the prior period.  The increase was due to the company’s interest in higher operating results of Watson Wyatt LLP of $1.0 million and WWHE of $0.2 million, partially offset by lower equity income of PCIC of $0.2 million.

Interest Income, Net

Interest income, net was $0.7 million for fiscal year 2004, a decrease of 30 percent from $1.0 million in the prior period.  The decrease was attributable to lower interest rates earned on our cash and cash equivalents.

Other Non-Operating Income

Other non-operating income was $6.2 million for fiscal year 2004, which is principally attributable to the $5.6 million non-operating gain the company recorded related to PCIC which the company does not expect to recur.  See Note 18 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During fiscal years 2004 and 2003, the company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

Provision for Income Taxes

Provision for income taxes was $32.6 million for fiscal year 2004, compared to $35.0 million for the prior period.  Our effective tax rate was 39.5 percent for fiscal year 2004, compared to 41.0 percent for fiscal year 2003. The change in rate was principally due to the realization of tax credits claimed on previously filed amended returns.

 Income From Continuing Operations

Income from continuing operations was $49.9 million, a decrease of 1 percent from $50.4 million in the prior period.  As a percentage of revenue, income from continuing operations remained at 7.1 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations was $1.50 for fiscal year 2004, compared to $1.51 in the prior period.  Included in the 2004 earning per share amount is a $3.2 million lease loss, or $0.06 per share.

Discontinued Operations

Discontinued operations for fiscal years 2004 and 2003 reflect the reduction of the company’s accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.0 million and $11.4 million, respectively, less the associated income tax expenses.  Also, during fiscal year 2004 and 2003, the company received sublease income of approximately $0.1 million and $40,000, respectively, in excess of lease payments related to Wellspring.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Fiscal Year Ended June 30, 2003, Compared to Fiscal Year Ended June 30, 2002

Revenue

Revenue from operations was $709.6 million for fiscal year 2003, compared to $710.5 million in fiscal year 2002.  The Benefits Group increased revenue by $7.4 million or 2 percent during fiscal year 2003 due to new client wins, special project work related to the Health Insurance Portability and Accountability Act of 1996 and rising health care costs.  Revenue from our Technology Solutions Group decreased by $10.3 million or 10 percent, reflecting continued weakness in capital spending.  Revenue from our Human Capital Group decreased $0.7 million or 1 percent during fiscal year 2003, but ended the year with 5 percent growth in the fourth quarter as we secured a number of new engagements with major companies for stock program advice and executive compensation work.  Our international segment finished the fiscal year with revenue growth of $7.3 million or 11 percent, as a result of increased demand for retirement work in Australia, New Zealand and Japan.  Revenue for other practice areas in North America decreased by $8.6 million or 15 percent during fiscal year 2003.

Salaries and Employee Benefits

Salaries and employee benefit expenses for fiscal year 2003 were $401.3 million, a decrease of 1 percent from $404.8 million in fiscal year 2002, and decreased as a percentage of revenue to 56.5 percent from 56.9 percent.  Salaries and employee benefit expenses for fiscal year 2003 include severance charges of $1.8 million related to the company’s targeted job reductions, mainly in our Human Capital and Technology Solutions groups, all of which had been paid to associates under severance agreements.  The decrease, exclusive of this charge, was due to a $12.0 million decrease in the provision for discretionary compensation and a $0.8 million decrease in base salaries as a result of headcount reductions and attrition in North America, net of a $9.3 million increase in pension costs and modest annual salary increases.            Excluding severance costs, salaries and employee benefit expenses would have been 56.3 percent of revenue for fiscal year 2003.

Professional and Subcontracted Services

Professional and subcontracted services were $47.4 million for fiscal year 2003, a decrease of 3 percent from $48.7 million in fiscal year 2002, and decreased as a percentage of revenue to 6.7 percent from 6.9 percent.  Reimbursable expenses billed to clients increased by $3.7 million, but were offset by decreases in legal expenses.  Professional and subcontracted services for fiscal year 2003 include severance charges of $0.2 million related to the company’s targeted job reductions mentioned above, all of which had been paid as of June 30, 2003.

Occupancy, Communications and Other

Occupancy, communications and other expenses were $106.2 million for fiscal year 2003, a decrease of 3 percent from $109.2 million in fiscal year 2002, and decreased as a percentage of revenue to 14.9 percent from 15.4 percent.  The company implemented successful cost containment strategies during the second quarter of fiscal year 2002 which had continued through the period, resulting in lower travel, telephone and other discretionary expenses for the year.  These decreases were partially offset by increases in rent expense of $1.5 million.

General and Administrative Expenses

General and administrative expenses for fiscal year 2003 were $57.3 million, an increase of 3 percent from $55.5 million in fiscal year 2002, and increased as a percentage of revenue to 8.1 percent from 7.8 percent.  The increase is mainly due to higher insurance expenses of $1.5 million and additional expenses associated with compliance with the Sarbanes-Oxley Act of 2002 of approximately $0.4 million, partially offset by lower base salaries of $1.0 million.

Depreciation and Amortization

Depreciation and amortization for fiscal year 2003 was $19.6 million, a decrease of 2 percent from $20.0 million in fiscal year 2002.  As a percentage of revenue, depreciation and amortization remained at 2.8 percent.  The decrease was due to lower purchases of capital assets during fiscal year 2003.

Interest Income, Net

Interest income, net for fiscal year 2003 was $1.0 million, a decrease of 17 percent from $1.2 million in fiscal year 2002.  The decrease was attributable to lower interest rates earned on our cash and cash equivalents.

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

Income From Affiliates

Income from affiliates for fiscal year 2003 was $5.8 million, an increase of 100 percent from $2.9 million in fiscal year 2002.  The increase was due to improved operations of our affiliated captive insurance company, Professional Consultants Insurance Company (PCIC) of $1.8 million, and the company’s interest in improved performance of our European affiliates, Watson Wyatt LLP and Watson Wyatt Holdings (Europe) Limited, of $0.4 million and $0.8 million, respectively.

Provision for Income Taxes

Provision for income taxes for fiscal year 2003 was $35.0 million, compared to $31.4 million for fiscal year 2002.  Our effective tax rate was 41.0 percent for fiscal year 2003, compared to 40.0 percent for fiscal year 2002. The change in rate was due to an increase in the effective rate on foreign income.

Income From Continuing Operations

Income from continuing operations for fiscal year 2003 was $50.4 million, an increase of 7 percent from $47.1 million in fiscal year 2002.  As a percentage of revenue, income from continuing operations increased to 12.0 percent from 11.0 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations for fiscal year 2003 was $1.51, an increase of 7 percent from $1.41 in fiscal year 2002.

Discontinued Operations

During the third quarter of fiscal year 2003 the company reduced the amount of its estimated liability for losses from the exit from Wellspring, the Company’s benefits administration outsourcing business, by

$11.4 million, net of associated tax expense of $4.7 million.  During the fourth quarter of fiscal year 2003, the company received sublease income in excess of lease payments of approximately $40,000 for the leases related to Wellspring, resulting in a year-to-date income from discontinued operations of $11.5 million.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring and the reduction of the estimated liability for losses from the exit from Wellspring.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2004, totaled $156.9 million, compared to $144.4 million at June 30, 2003. During fiscal year 2004, we paid $34.9 million in previously accrued discretionary compensation, $33.1 million for the repurchase of the company’s stock, $43.1 million in corporate taxes and contributed $10.0 million to our U.S. defined benefit pension plan.  These outflows of cash were offset by positive cash flow from consulting operations.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.

Cash From Operating Activities

Cash from operating activities for fiscal year 2004 was $59.5 million, compared to cash from operating activities of $74.7 million for fiscal year 2003.  The variance is primarily due to the increase in accounts receivable, the timing of insurance payments and higher pension accruals (excluding the effect of the minimum pension liability), net of higher corporate tax payments and higher payments to retirees in fiscal year 2004 and a lower payment of discretionary compensation in fiscal year 2003.

The allowance for doubtful accounts increased $0.4 million and the allowance for work in process increased $0.1 million from June 30, 2003 to June 30, 2004.  The number of days of accounts receivable and work in process outstanding was 79 at June 30, 2004, up from 72 at June 30, 2003, in part due to the impact of new billing procedures put in place in the third quarter of 2004.

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

Cash Used in Investing Activities

Cash used in investing activities for fiscal year 2004 was $23.2 million, compared to $22.2 million for fiscal year 2003.  The increase can be primarily attributed to increased purchases of fixed assets of $6.1 million, reduced contingent consideration payments of $2.0 million and no additional investments in affiliates, compared to the $2.0 million investment in WWHE and the $1.7 million investment in PCIC in fiscal year 2003.

Cash used in investing activities for fiscal year 2003 was $22.2 million, compared to $36.6 million for fiscal year 2002.  The decrease is mostly due to reduced purchases of fixed assets due to fewer office relocations and renovations.

Cash Used in Financing Activities

Cash used in financing activities was $24.9 million for fiscal year 2004, compared to $6.7 million for fiscal year 2003.  The increase was primarily attributable to the $21.0 million purchase of 830,802 shares in the Company’s publicly announced tender offer.

Cash used in financing activities was $6.7 million for fiscal year 2003, compared to $2.6 million for fiscal year 2002. Cash used in financing activities for fiscal year 2003 consisted primarily of payments of $13.8 million for the repurchase of 673,816 shares of common stock, net of $6.4 million representing 393,436 shares that the company re-issued under the Employee Stock Purchase Plan.

Capital Commitments

Expenditures of capital funds were $24.3 million for fiscal year 2004.  Anticipated commitments of capital funds are estimated at $37.9 million for fiscal year 2005, mainly for dividends, computer hardware purchases, office relocations and renovations, development and upgrade of retirement and human resource systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.

Dividends

In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  The first quarterly dividend payment of $2.4 million was made on July 15, 2004 to shareholders of record as of June 30, 2004 and is accrued on these financial statements.

Under our credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 15 of this report), we are required to observe certain covenants (including requirements for a fixed coverage charge, cashflow leverage ratio and asset coverage) that affect the amounts available for the declaration or payment of dividends.  The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Remaining payments due by fiscal year as of June 30, 2004
Contractual Cash Obligations	Total	2005	2006 through 2007	2008 through 2009	Thereafter
Lease commitments	$264,011	$40,490	$61,481	$50,906	$111,134

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

On April 27, 2004, the company executed a new lease agreement committing its Washington, D.C., office, which includes consulting and corporate operations, to move to Northern Virginia.  The terms of the lease are expected to result in cost savings over the 12-year term.  The company simultaneously provided notice of early termination of its existing Washington, D.C. lease, which resulted in a $3.2 million charge during the fourth quarter of fiscal year 2004.  The $3.2 million charge had no net cash impact on the company because the company will receive a $3.2 million payment from the new lessor as an incentive to enter into the new lease.  The portion of the charge applicable to our consulting operations, or $1.9 million, is included in Occupancy, Communications and Other expenses, while the portion of the charge applicable to our corporate operations, or $1.3 million, is included in our General and Administrative expenses.

Guarantees

Wellspring Leases.  The Company continues to guarantee certain leases for office premises and equipment for Wellspring.  At June 30, 2004, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $18.1 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of approximately $0.1 million per fiscal year.  In the third quarter of fiscal year 2004, the company reduced its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.0 million, less the associated income tax expenses.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.5 million based on the June 30, 2004, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP were to exercise this option, the company would attempt to sublease the space at the then-current market rates.

Credit Agreement

In June 2004, we reduced the size of our revolving credit facility to $50 million from $100 million in order to better align it with our business needs.  The facility is provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.20 percent of the facility, that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the company’s revolving credit facility as of June 30, 2004 or June 30, 2003.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for a fixed coverage charge, cashflow leverage ratio and asset coverage) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of June 30, 2004.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility is currently unavailable for operating needs.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.  The credit facility is scheduled to mature on June 29, 2009.

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

As of July 1, 2003, PCIC has attempted to recover through its premium structure the amounts it expects to pay out for member companies in claims losses, continuing the loss sharing formula whereby 75% of the losses incurred by PCIC with respect to each member are incorporated in the member’s future premium charges, and will increase such member’s premium by approximately a like amount over the next five years. PCIC now bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.  As of July 1, 2004, the captive insurance company carries reinsurance for a substantial portion of losses above $25 million.

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

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $13.2 million IBNR liability recorded as of June 30, 2004.

Current insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and reductions in aggregate excess coverages, trends that are anticipated to continue.  We expect these trends to be reflected in our future annual insurance renewals and, as a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to reinsurers, as well as the trend toward a generally hardening insurance market, the firms that own PCIC, including the company, increased PCIC’s capital in fiscal years 2002 and 2003.  No capital contribution was provided during fiscal year 2004.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  In December 2003, the FASB revised and superceded

FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  The company adopted FIN 46R effective March 31, 2004 and has included appropriate disclosure in this Form 10-K.  Adoption of the FIN 46R has not resulted in a change in our accounting.  See Note 4 of the Consolidated Financial Statements for further information regarding the impact of adopting FIN 46R.

Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the company beginning July 1, 2003.  There was no change in revenue recognized in the current portfolio of client engagements due to our adoption of EITF 00-21.

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

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) (FAS 106-2), which is effective as of the first quarter beginning after June 15, 2004. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.  The adoption of FAS 106-2 does not have a material effect on the financial condition or results of operations of the company.

In December 2003, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132).  FAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.  The statement is effective for fiscal years ending after December 15, 2003.  The company has adopted FAS 132 as revised and included appropriate disclosure in this Form 10-K.

In June 2004, the Emerging Issues Task Force (EITF) issued EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock if the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee.”  This EITF indicates that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee.  The issuance of EITF 02-14 has not had an effect on our accounting for equity investments which has been in accordance with EITF 02-14.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer (CEO) and chief financial officer (CFO) of the company evaluated our disclosure controls and procedures as of the end of fiscal year 2004.  They have concluded that, as of June 30, 2004, such controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the company files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting have occurred during the fourth quarter that have come to management’s attention that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Our company is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and Public Company Accounting Oversight Board (PCAOB) standards for implementing Section 404 by June 30, 2005.  With regards to the company’s continuing compliance efforts, the company has substantially completed all documentation of financial and company-wide controls.  We began testing certain key controls in the fourth quarter of fiscal year 2004 in preparation for compliance with Section 404 and plan to continue testing through the first half of fiscal year 2005 in preparation for management’s assessment in the second half of fiscal year 2005.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our internal controls will necessarily prevent all error and all fraud.  However, our management does expect that the control system provides reasonable assurance that its objectives will be met.  A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met.  In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system.  Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls.  The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.  As a result, they may require change or revision.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.  Nevertheless, management believes that the company’s internal controls over financial reporting for fiscal year 2004 were adequate.

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

(1)	Consolidated Financial Statements of Watson Wyatt & Company Holdings

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2004
Consolidated Balance Sheets at June 30, 2004 and 2003
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2004
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2004
Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2004

Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (c) below.

b)	Reports on Form 8-K

(i) On May 6, 2004, the company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our third quarter fiscal year 2004 earnings.
(ii) On May 17, 2004, the company filed a Current Report on Form 8-K, which announced that its board of directors has approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.
(iii) On August 12, 2004, the company filed a Current Report on Form 8-K, which included a press release dated the same day, in which we reported our fourth quarter and fiscal year ended 2004 earnings.

c)	Exhibits

See Exhibit Index on page 85.

d)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT & COMPANY HOLDINGS
(Registrant)

Date: August 17, 2004	By:	/s/ John J. Haley
John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer	8/17/04
John J. Haley	and Director

/s/ Carl D. Mautz	Vice President and Chief	8/17/04
Carl D. Mautz	Financial Officer

/s/ Peter L. Childs	Controller	8/17/04
Peter L. Childs

/s/ John J. Gabarro	Director	8/17/04
John J. Gabarro

/s/ R. Michael McCullough	Director	8/17/04
R. Michael McCullough

/s/ Linda D. Rabbitt	Director	8/17/04
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	8/17/04
Gilbert T. Ray

/s/ Sylvester J. Schieber	Vice President and Director	8/17/04
Sylvester J. Schieber

/s/ John B. Shoven	Director	8/17/04
John B. Shoven

/s/ Edward Manno Shumsky	Vice President and Director	8/17/04
Edward Manno Shumsky

/s/ Paul N. Thornton	Director	8/17/04
Paul N. Thornton

/s/ Gene H. Wickes	Vice President and Director	8/17/04
Gene H. Wickes

/s/ John C. Wright	Director	8/17/04
John C. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Watson Wyatt & Company Holdings:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Watson Wyatt & Company Holdings and its subsidiaries at June 30, 2004 and June 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the accompanying financial statement schedule II presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Washington, D.C.

August 13, 2004

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Year Ended June 30
	2004	2003	2002

Revenue	$702,005	$709,616	$710,480

Costs of providing services:
Salaries and employee benefits	396,775	401,274	404,822
Professional and subcontracted services	49,159	47,356	48,724
Occupancy, communications and other	105,459	106,224	109,163
General and administrative expenses	63,631	57,285	55,517
Depreciation and amortization	18,511	19,621	20,049
	633,535	631,760	638,275

Income from operations	68,470	77,856	72,205

Income from affiliates	7,109	5,787	2,866
Interest income, net	743	991	1,235
Other non-operating income	6,222	761	2,166

Income from continuing operations before income taxes	82,544	85,395	78,472

Provision for (benefit from) income taxes:
Current	39,944	39,063	37,383
Deferred	(7,339)	(4,048)	(5,995)
	32,605	35,015	31,388

Income from continuing operations	49,939	50,380	47,084

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations, less applicable income tax expense of $409 and $4,671 for the years ended June 30, 2004 and June 30, 2003	592	6,764	—

Sublease income from discontinued operations, less applicable income tax expense of $43 and $16 for the years ended June 30, 2004 and June 30, 2003	62	22	—

Net income	$50,593	$57,166	$47,084

Basic earnings per share:
Income from continuing operations	$1.52	$1.52	$1.43
Income from discontinued operations	0.02	0.21	—
Net income	$1.54	$1.73	$1.43

Diluted earnings per share:
Income from continuing operations	$1.50	$1.51	$1.41
Income from discontinued operations	0.02	0.21	—
Net income	$1.52	$1.72	$1.41

Weighted average shares of common stock, basic (000)	32,866	32,962	32,985
Weighted average shares of common stock, diluted (000)	33,207	33,287	33,421

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	June 30, 2004	June 30, 2003

Assets
Cash and cash equivalents	$156,940	$144,374
Receivables from clients:
Billed, net of allowances of $1,241 and $862	86,726	78,373
Unbilled, net of allowances of $456 and $419	63,108	60,549
	149,834	138,922

Deferred income taxes	15,052	3,885
Other current assets	11,388	11,448
Total current assets	333,214	298,629

Investment in affiliates	30,235	26,431
Fixed assets, net	65,438	60,716
Deferred income taxes	55,240	101,214
Goodwill and intangible assets	20,909	20,878
Other assets	7,132	6,594

Total Assets	$512,168	$514,462

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$113,233	$114,013
Income taxes payable	12,526	15,308
Total current liabilities	125,759	129,321

Accrued retirement benefits	97,984	195,705
Deferred rent and accrued lease losses	10,199	4,608
Deferred income taxes	628	—
Other noncurrent liabilities	32,414	33,091

Total Liabilities	266,984	362,725

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
69,000,000 shares authorized; 33,372,880 and 33,087,880 issued and 32,317,156 and 32,943,156 outstanding	334	331
Additional paid-in capital	149,508	145,922
Treasury stock, at cost - 1,055,724 and 144,724 shares	(26,149)	(2,956)
Retained earnings	125,669	77,517
Accumulated other comprehensive loss	(4,178)	(69,077)
Total Stockholders’ Equity	245,184	151,737

Total Liabilities and Stockholders’ Equity	$512,168	$514,462

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Year Ended June 30
	2004	2003	2002

Cash flows from operating activities:
Net income	$50,593	$57,166	$47,084
Adjustments to reconcile net income to net cash from operating activities:
Other non-operating gain related to PCIC	(5,600)	—	—
Income from discontinued operations, net of income tax expense	(592)	(6,786)	—
Provision for doubtful receivables from clients	5,612	7,859	4,541
Depreciation	18,196	19,205	19,887
Amortization of intangible assets	315	416	162
Provision for (benefit from) deferred income taxes	(7,457)	2,994	(5,995)
Income from affiliates	(7,109)	(5,787)	(2,866)
Distributions from affiliates	5,521	4,831	1,970
Other, net	508	(595)	(525)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(16,524)	4,831	(4,563)
Other current assets	377	5,594	(6,468)
Other assets	(538)	1,639	578
Accounts payable and accrued liabilities	7,359	(14,982)	(12,468)
Income taxes payable	(3,190)	(3,968)	967
Accrued retirement benefits	6,025	(1,855)	6,488
Deferred rent and accrued lease losses	5,591	948	176
Other noncurrent liabilities	405	3,201	2,616
Net cash from operating activities	59,492	74,711	51,584

Cash flows used in investing activities:
Purchases of fixed assets	(23,629)	(17,505)	(31,557)
Proceeds from sale of fixed assets	157	40	144
Proceeds from divestitures	622	1,281	1,747
Acquisitions and contingent consideration payments	(321)	(2,310)	(5,262)
Investments in affiliates	—	(3,661)	(1,700)
Net cash used in investing activities	(23,171)	(22,155)	(36,628)

Cash flows used in financing activities:
Issuances of common stock - exercises of stock options	2,142	714	429
Issuances of common stock - employee stock purchase plan	6,789	6,408	1,448
Offering costs on repurchases of common stock	(728)	—	—
Repurchases of common stock	(33,139)	(13,824)	(4,521)
Net cash used in financing activities	(24,936)	(6,702)	(2,644)

Effect of exchange rates on cash	1,181	2,546	1,927

Increase in cash and cash equivalents	12,566	48,400	14,239

Cash and cash equivalents at beginning of year	144,374	95,974	81,735

Cash and cash equivalents at end of year	$156,940	$144,374	$95,974

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A Common Stock Outstanding (number of shares)	Class B-1 Common Stock Outstanding (number of shares)	Class B-2 Common Stock Outstanding (number of shares)	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total
Balance at June 30, 2001	9,390	10,399	13,244	$94	$104	$132	$146,649	$—	$(26,733)	$(8,361)	$111,885

Comprehensive Income:
Net income									47,084		47,084
Foreign currency translation adjustment										2,942	2,942
Total comprehensive income											50,026
Reclassification for sale of 442,500 shares by existing stockholders	443	(443)		4	(4)						—
Transfer restriction expiration of 9,956,140 shares	9,956	(9,956)		100	(100)						—
Conversion of 333,498 shares held by Watson Wyatt LLP for distribution to its partners	333		(333)	3		(3)					—
Distribution of 62,600 shares from Watson Wyatt LLP to Watson Wyatt & Company Holdings	(63)							(209)			(209)
Other conversion	43		(43)
Repurchase of Class A shares	(190)							(4,521)			(4,521)
Issuances of common stock - exercises of common stock options	38			1			428				429
Issuances of common stock - employee stock purchase plan	79						(206)	1,654			1,448
Tax benefit of exercise of common stock options							163				163

Balance at June 30, 2002	20,029	—	12,868	202	—	129	147,034	(3,076)	20,351	(5,419)	159,221

Comprehensive loss:
Net income									57,166		57,166

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

continued

Additional minimum pension liability										(67,869)	(67,869)
Foreign currency translation adjustment										4,211	4,211
Total comprehensive loss											(6,492)
Transfer restriction expiration of 12,745,015 shares	12,745		(12,745)	127		(127)					—
Other conversion	123		(123)
Repurchases of common stock	(673)			2		(2)		(13,824)			(13,824)
Issuances of common stock - exercises of common stock options	54						(205)	919			714
Issuances of common stock - employee stock purchase plan	393						(1,347)	7,755			6,408
Issuances of common stock - deferred stock units	259						285	5,021			5,306
Issuance of common stock to outside directors	13						(42)	249			207
Tax benefit of exercise of common stock options							197				197

Balance at June 30, 2003	32,943	—	—	331	—	—	145,922	(2,956)	77,517	(69,077)	151,737

Comprehensive income:
Net income									50,593		50,593
Additional minimum pension liability										61,218	61,218
Foreign currency translation adjustment										3,681	3,681
Total comprehensive income											115,492
Cash dividends declared									(2,441)		(2,441)
Repurchases of common stock	(1,342)							(33,139)			(33,139)
Offering costs on repurchases of common stock							(728)				(728)
Issuances of common stock - employee stock purchase plan shares	359			1			420	6,368			6,789
Issuances of common stock - deferred stock units	178			2			4,081				4,083
Issuances of common stock to outside directors	14						22	330			352
Issuances of common stock- stock options	165						(1,106)	3,248			2,142
Tax benefit of exercises of stock options							897				897

Balance at June 30, 2004	32,317	—	—	$334	$—	$—	$149,508	$(26,149)	$125,669	$(4,178)	$245,184

(continued)

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements

(Tabular Amounts in Thousands of U.S. Dollars Except Share and Percentage Data)

Note 1 - Summary of Significant Accounting Policies

Nature of the Business - Watson Wyatt & Company Holdings (collectively referred to as “we”, “Watson Wyatt” or the “company”), together with our subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource-related technology consulting.  The company’s fiscal year ends on June 30th.

Principles of Consolidation - Our consolidated financial statements include the accounts of the company and our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions.  Investments in affiliated companies over which we have the ability to exercise significant influence are accounted for using the equity method.

Effective March 31, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have a controlling financial interest in entities it determined to be variable interest entities, and as a result, the Company is not the primary beneficiary and is not required to consolidate their results.

Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used when accounting for revenue, allowances for uncollectible receivables, investments in affiliates, depreciation and amortization, profits on long-term contracts, asset write-downs, employee benefit plans, taxes, accruals for premiums for professional liability insurance, pension plan assumptions, accruals for estimated losses related to reported and unreported professional liability claims and discontinued operations.

Reclassifications - Certain amounts previously presented have been reclassified to conform to the current presentation.

Cash and Cash Equivalents - We consider short-term, highly-liquid investments with original maturities of 90 days or less to be cash equivalents.  All of our cash and investments at June 30, 2004 and 2003 were deemed to be cash and cash equivalents.

Receivables from Clients - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at full billing rates less an allowance for unbillable amounts.

Revenue Recognition - Revenue includes fees primarily generated from consulting services provided in the areas of employee benefits, human capital strategies and related technology solutions.  We recognize revenue from these consulting engagements either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.

Revenue is recognized on time-and-materials engagements based on billable rates times hours worked plus expenses incurred.  For fixed-fee arrangements, revenue is also recognized based on billable rates times hours worked plus expenses incurred.  However, for significant fixed-fee engagements in our Technology Solutions Group, we periodically review ongoing engagements through the preparation of an estimate-to-complete.  Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation.  These periodic engagement reviews require us to make judgments and estimates regarding the overall profitability and stage of project completion which, in turn, affect how we recognize revenue.  The company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated direct and indirect costs associated with the engagement.  Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.

The company has developed various software programs and technologies that we provide to clients in connection with consulting services.  In most instances, such software is hosted and maintained by the company.  Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with the AICPA’s Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and any revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period.

Revenue recognized in excess of billings is recorded as unbilled accounts receivable.  Cash collections and invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.  Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenue.

Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was effective for the company beginning July 1, 2003.  There was no change in revenue recognized in the current portfolio of client engagements due to our adoption of EITF 00-21.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The issuance of SAB 104 has not had an effect on our revenue recognition policies as they are in accordance with SAB 104.

Other Non-operating Income - Non-operating income for the year ended June 30, 2004 included the $5.6 million gain the company recorded related to PCIC, as further described in Note 18.  During each of fiscal years 2004 and 2003, the company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to GRS and upon retention of such clients by GRS.

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

Fair Value of Financial Instruments - The carrying amount of our cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.  There were no borrowings outstanding under our revolving credit agreement at June 30, 2004 or June 30, 2003.  There were no events of default that would require us to satisfy the guarantees described in Note 14.  We do not use derivative instruments as a hedging strategy or for any other purpose.

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

Incurred But Not Reported (IBNR) Claims - The company accrues for IBNR professional liability claims that are estimable and probable, and for which we have not yet contracted for insurance coverage.  This liability was $13.2 million and $12.6 million at June 30, 2004 and 2003, respectively.

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

As required by FAS 123, the company has determined pro forma net income and earnings per share as if the company had accounted for its stock compensation plans under the fair value method of FAS 123. The company estimated compensation expense for its Stock Purchase Plan based on the 15 percent discounted purchase price offered to employees enrolled in the plan, which approximates fair value.  For the Stock Option Plan, the company uses the Black-Scholes option valuation model to calculate the fair value of options granted for pro forma disclosure purposes.  Using the Black-Scholes model, the weighted average fair value of options granted during fiscal year 2002 was $8.00 per option, and $5.26 per option for fiscal year 2001.  No options were granted during fiscal years 2003 or 2004.  The following assumptions were used in the calculation:

	2002	2001

Expected dividend yield	0%	0%
Volatility	40%	40%
Risk-free interest rate	4.12%	5.79%
Expected life	4 years	4 years

The table below reflects the pro forma effect on net income and earnings per share for fiscal years 2004, 2003 and 2002, as if the company were to recognize compensation expense under the “fair-value-based method” of FAS 123.

	Year Ended June 30
	2004	2003	2002

Net income, as reported	$50,593	$57,166	$47,084
Add: Stock-based compensation expense included in reported net income, net of related tax effects	243	66	30
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,662)	(1,518)	(1,315)

Pro forma net income	$49,174	$55,714	$45,799

Earnings per share:
Basic - as reported	$1.54	$1.73	$1.43
Basic - pro forma	$1.50	$1.69	$1.39

Diluted - as reported	$1.52	$1.72	$1.41
Diluted - pro forma	$1.48	$1.67	$1.37

The company does not currently intend to issue further stock options under the 2000 Long-term Incentive Plan.  Deferred stock units are now granted to senior associates of the company in lieu of a portion of their annual fiscal year-end bonus.  All deferred stock units issued in connection with the 2001 Deferred Stock Unit Plan were fully vested upon issuance.  Each stock unit represents one share of common stock to the recipient.  Compensation expense is determined by the value of the stock at the date of the grant.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148).  FAS 148 provides additional transition guidance for those entities that elect to expense stock options pursuant to FAS 123,

“Accounting for Stock-Based Compensation”.  The company has adopted the disclosure provisions of FAS 148 and as a result provides pro forma information on a quarterly and annual basis regarding stock-based employee compensation costs.

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

Goodwill and Intangible Assets - Watson Wyatt has historically applied the purchase method of accounting to its acquisitions.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill and indefinite-lived intangible assets are no longer amortized, but must be assessed at least annually for impairment beginning in the year of adoption.  The company performs its impairment tests in the third quarter of the company’s fiscal year, and has determined that no impairment of goodwill exists.  FAS 142 also provides that other intangible assets that have finite useful lives will continue to be amortized over their useful lives.  See Note 11 for further disclosures regarding the impact of this pronouncement on our financial results.

Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  The company adopted FIN 46R effective March 31, 2004 and has included appropriate disclosure in this Form 10-K.  Adoption of the FIN 46R has not resulted in a change in our accounting.  See Note 4 of the notes to the Consolidated Financial Statements for further information regarding the impact of adopting FIN 46R.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) (FAS 106-2), which is effective as of the first quarter beginning after June 15, 2004. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.  The adoption of FAS 106-2 does not have a material effect on the financial condition or results of operations of the company.

In December 2003, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132).  FAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.  The statement is effective for fiscal years ending after December 15, 2003.  The company has adopted FAS 132 as revised and included appropriate disclosures in Note 6 of this Form 10-K.

In June 2004, the Emerging Issues Task Force (EITF) issued EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock if the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee.”  This EITF indicates that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee.  The issuance of EITF 02-14 has not had an effect on our accounting for equity investments which has been in accordance with EITF 02-14.

Note 2 - Initial Public Offering and Common Stock

In October 2000, we completed an initial public offering (“IPO”) of our Class A common stock. In conjunction with this offering, each share of Watson Wyatt & Company’s redeemable common stock was converted into one share of Class B-1 common stock and one share of Class B-2 common stock of Watson Wyatt & Company Holdings. The Class B common stock was divided into two classes to accommodate different transfer restriction periods.  A total of 9,956,140 Class B-1 and 12,745,015 Class B-2 shares were automatically converted to Class A shares as the relevant 12- and 24 -month transfer restrictions expired in October 2001 and 2002.

In conjunction with our initial public offering, we also entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  As a result of these agreements, 1,947,272 Class A shares became freely transferable in October 2003, and 1,690,778 Class A shares are currently restricted and will become freely transferable in October 2004.

In April 2004, the company completed a tender offer for shares of its Class A common stock, through which the company purchased 830,802 shares of its Class A shares at a purchase price of $25.25 per share.  The aggregate purchase price of the shares purchased through the tender offer was $21.0 million, excluding $0.7 million fees and expenses.

Note 3 - Cash Flow Information

Net cash from operating activities in the Consolidated Statements of Cash Flows includes cash payments for the following:

	Year Ended June 30
	2004	2003	2002

Interest expense	$780	$787	$1,376
Income taxes	43,077	36,272	36,574

Note 4 - Investments in Affiliates

Although we operate globally as an alliance with our affiliates, the revenues and operating expenses in the Consolidated Statements of Operations reflect only the results of operations of Watson Wyatt & Company Holdings.  Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the “Income from affiliates” line in the Consolidated Statements of Operations.

Entities accounted for under the equity method and our investments in those affiliates are as follows:

	June 30
	2004	2003

Watson Wyatt LLP	$17,119	$15,268
Watson Wyatt Holdings (Europe) Limited	6,799	6,274
Professional Consultants Insurance Company, Inc.	6,317	4,889

Total investment in affiliates	$30,235	$26,431

Watson Wyatt LLP and Watson Wyatt Holdings (Europe) Limited

Our principal affiliates are Watson Wyatt LLP (WWLLP) and Watson Wyatt Holdings (Europe) Limited (WWHE).  On April 1, 1995, the company transferred its United Kingdom (“U.K.”) operations to WWLLP, an actuarial partnership based in the U.K., and received a beneficial interest in WWLLP and a 10% interest in a defined profit pool of WWLLP.  The company also transferred its Continental European operations to WWHE as a newly formed holding company, jointly owned and controlled by the Company and WWLLP, in exchange for 50.1% of its shares. Effective July 1, 1998, the company sold one-half of its investment in WWHE to WWLLP.  WWHE is now jointly owned and controlled by the company (25%) and WWLLP (75%).  While Watson Wyatt & Company, WWLLP, and WWHE remain separate legal entities, the companies have marketed their services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.  We retain the ability to exercise significant influence over WWLLP and WWHE.  As of June 30, 2004, we had net receivables from WWLLP and WWHE of $0.2 million and $0.2 million, respectively.  As of June 30, 2003, we had net receivables from WWLLP and WWHE of $0.4 million and $0.4 million, respectively.

Our investment balance in WWHE reflects our initial investment, our 25 percent share of their cumulative net loss and a note receivable that we carry on our balance sheet at $9.0 million.  The note is collateralized by the assets and performance of WWHE and calls for principal and unpaid interest to be paid by 2020.  In light of the historical performance of WWHE, the company has not recognized interest income for the note.  If the company had recognized interest income for the note, its carrying value, including accrued unpaid interest, would approximate £13.7 million, or approximately $25 million, as of June 30, 2004.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in WWHE of $6.8 million as of June 30, 2004.  We evaluate the WWHE investment on a quarterly and annual basis and have determined that the current carrying value of the WWHE investment is recoverable.

Professional Consultants Insurance Company, Inc.

Professional Consultants Insurance Company, Inc. (PCIC) was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.

Capital contributions to PCIC are required when approved by a majority of its stockholders.  Our initial investment included a $500,000 cash contribution and a $1,500,000 letter of credit.  In July 2002, the stockholders agreed to provide additional capital contributions in exchange for additional shares.  As payment for those shares, in July 2002 we contributed $1,700,000 in cash and provided a letter of credit for $1,700,000, and in June 2003, we contributed an additional $1,700,000 in cash and provided an additional letter of credit for $1,700,000.  As of June 30, 2004, the company has designated PCIC as the beneficiary on a total of $4.9 million of letters of credit.  Our ownership interest in PCIC as of June 30, 2004 and 2003 was 34.8 percent.  Management believes that the company’s maximum financial statement exposure to loss of its investment in PCIC is limited to the carrying value of the company’s investment in PCIC of $6.3 million, combined with letters of credit totaling $4.9 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $11.2 million.

Combined summarized balance sheet information at June 30 for the company’s affiliates follows:

	2004	2003

Current assets	$272,757	$204,451
Noncurrent assets	116,815	128,744

Total assets	$389,572	$333,195

Current liabilities	$77,166	$77,008
Noncurrent liabilities	162,669	149,650
Stockholders’ equity	149,737	106,537

Total liabilities and stockholders’ equity	$389,572	$333,195

Income from affiliates includes our proportionate share of income from these equity investments.  Combined summarized operating results (prior to distribution of profits) reported by the affiliates for the years ended June 30 are as follows:

	2004	2003	2002

Revenue	$423,783	$354,890	$291,951
Operating expenses	294,260	254,752	223,422

Income before taxes	129,523	100,138	68,529

Net income	$127,152	$97,607	$68,997

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was later revised in December 2003 (FIN 46R) and effective March 31, 2004, for the company.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  FIN 46R introduces the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

The company evaluated each of WWLLP, WWHE and PCIC based on FIN 46R’s criteria in order to determine the applicability of FIN 46R.  The company’s current assessment is that, of the three entities, WWHE and PCIC are considered to be variable interest entities.  The company has concluded, however, that it is not the primary beneficiary of WWHE or PCIC and, as a result, the Company is not required to consolidate their results.

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

The components of fixed assets are:

	June 30
	2004	2003

Furniture, fixtures and equipment	$112,002	$106,820
Leasehold improvements	44,454	46,376
	156,456	153,196
Less: accumulated depreciation and amortization	(91,018)	(92,480)

Fixed assets, net	$65,438	$60,716

Note 6 – Retirement Benefits

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (United States, Canada, Hong Kong and U.K.), benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  The non-qualified plan provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement which is reflected in the balance sheet.  Included in the results is our U.K. plan, which is inactive but is part of the additional minimum pension liability reported on the Consolidated Balance Sheets.  The measurement date for the plans is June 30.

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost.  The excess of net periodic pension cost over such contributions and direct benefit payments under non-qualified plan provisions is accrued by the company.  The following table sets forth our projected voluntary pension contributions for fiscal year 2005, as well as the voluntary pension contributions to our various plans in fiscal years 2004 and 2003:

	2005 (Projected)	2004 (Actual)	2003 (Actual)

U.S.	10,000	10,000	22,000
Canada	2,700	46	—
U.K.	1,300	1,262	1,134
Hong Kong	800	1,039	1,147

The fair value of plan assets is based on the market value of domestic equity, international equity and fixed income securities that are in the pension portfolio.  To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.

The non-current portions of accrued costs related to our principal retirement plans reflected in the company’s Consolidated Balance Sheets are:

	June 30
	2004	2003

Defined benefit retirement plans	$44,313	$143,730
Canadian Separation Allowance Plan	4,878	4,847
Postretirement benefits other than pensions	48,793	47,128

Accrued retirement benefits	$97,984	$195,705

The assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, included the following at the end of the past three fiscal years:

	Year Ended June 30
	2004	2003	2002

Discount rate, Projected Benefit Obligation	6.25%	6.00%	7.25%

Discount rate, Net Periodic Benefit Cost	6.00%	7.25%	7.25%

Expected long-term rate of return on assets	9.00%	9.00%	10.00%

Rate of increase in compensation, PBO	3.34%	3.09%	4.34%

Rate of increase in compensation, Net Periodic Benefit Cost	3.09%	4.34%	4.34%

The 6.25 percent discount rate assumption used at the end of fiscal year 2004 represents a 25 basis point increase from the 6.00 percent discount rate used at the end of fiscal years 2003.  The company’s 2004 discount rate assumption was determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption remained at 9.00 percent at June 30, 2004.  Continuation of the 9.00 percent return assumption was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.

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

Net periodic pension cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30
	2004	2003	2002

Service cost	$26,674	$26,201	$27,751
Interest cost	33,490	33,564	32,540
Expected return on plan assets	(35,831)	(37,466)	(41,506)
Amortization of transition obligation	(4)	199	213
Amortization of net unrecognized losses/ (gains)	11,406	4,760	(164)
Amortization of prior service cost	(2,169)	582	545

Net periodic pension cost	$33,566	$27,840	$19,379

The following table summarizes benefit obligations associated with the qualified and non-qualified plans:

	June 30, 2004		June 30, 2003
	Qualified	Non-qualified	Qualified	Non-qualified

Accumulated benefit obligation	$469,549	$61,172	$458,596	$63,740

Projected benefit obligation at beginning of year	$486,225	$80,318	$393,038	$74,829
Service cost	21,081	5,593	20,055	6,146
Interest cost	28,704	4,786	28,054	5,510
Actuarial losses/(gains)	(15,828)	297	62,070	6,626
Benefit payments	(15,608)	(1,476)	(14,026)	(4,708)
Plan amendments	—	—	(10,422)	(9,786)
Settlements	—	(10,542)	—	—
Other	1,580	(613)	2,506	330
Foreign currency adjustment	2,574	128	4,950	1,371
Projected benefit obligation at end of year	$508,728	$78,491	$486,225	$80,318

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

The table below provides information for the U.S. qualified pension plan with an accumulated benefit obligation in excess of plan assets in fiscal year 2003.  In fiscal year 2004, the U.S. qualified plan assets were greater than the accumulated benefit obligation.  The non-qualified amounts reflect only the U.S. and Canadian plans and are unfunded.

	June 30, 2004		June 30, 2003
	Qualified	Non-qualified	Qualified	Non-qualified

Projected Benefit Obligation	$440,820	$78,491	$425,418	$80,318
Accumulated Benefit Obligation	406,397	61,172	401,471	63,740
Fair value of plan assets	407,776	—	346,551	—

The table below provides information for the UK pension plan with an accumulated benefit obligation in excess of plan assets in fiscal years 2004 and 2003.

	June 30, 2004	June 30, 2003

Projected Benefit Obligation	$25,997	$21,959
Accumulated Benefit Obligation	25,997	21,959
Fair value of plan assets	19,107	15,315

The Canada and Hong Kong qualified plans each had assets greater than the accumulated benefit obligation.

The following table summarizes plan assets associated with the qualified and non-qualified plans:

	June 30, 2004		June 30, 2003
	Qualified	Non-qualified	Qualified	Non-qualified

Fair value of plan assets at beginning of year	$405,339	$—	$386,830	$—
Actual return on plan assets	71,986	—	3,036	—
Company contributions	12,347	12,018	24,281	4,708
Benefit payments	(15,628)	(12,018)	(14,026)	(4,708)
Foreign currency adjustment	1,978	—	5,218	—
Fair value of plan assets at end of year	$476,022	$—	$405,339	$—

The following table, and the narrative that follows, provide information relating to the weighted-average asset allocations at June 30, 2004 and 2003 and the investment strategy for the company’s U.S. defined benefit pension plan, which comprises the majority of our define benefit pension plans:

	Plan Assets at June 30
	2004	2003
Asset Category

Equity securities	83.2%	82.5%
Debt securities	16.3%	17.1%
Real estate	0.0%	0.0%
Other	0.5%	0.4%

Total	100%	100%

The investment objectives of the company’s qualified pension plan are designed to generate returns that will enable the plan to meet its future obligations. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan’s members and salary inflation. The obligations are estimated using actuarial assumptions, based on the current economic environment.

The pension plan seeks to achieve total returns both sufficient to meet expected future obligations as well as returns greater than its policy benchmark reflecting the target weights of the asset classes used in its targeted strategic asset allocation.  The plan’s targeted strategic allocation to each asset class was determined through an Asset-Liability Modeling study to evaluate long-term asset-allocation strategy.  This comprehensive study provides an evaluation of the projected status of asset and liability measures for the plan under a range of both positive and negative environments.  The study includes a number of different asset mixes, spanning a range of diversification and potential equity exposures.

In evaluating the strategic asset allocation choices, an emphasis is placed on the long-term characteristics of each individual asset class, and the benefits of diversification among multiple asset classes. Consideration is also given to the proper long-term level of risk for the plan, particularly with respect to the long-term nature of the plan’s liabilities, the impact of asset allocation on investment results, and the corresponding impact on the volatility and magnitude of plan contributions and expense and the impact certain actuarial techniques may have on the plan’s recognition of investment experience.  The currently adopted strategic asset allocation targets 85 percent in equity securities and 15 percent in debt securities including additional allocations within specific asset classes of these broad categories.

The company monitors investment performance and portfolio characteristics on a quarterly basis to ensure that managers are meeting expectations with respect to their investment approach.  With the exception of securities issued by the U.S. Government and its agencies, no single issue is to comprise more than 5 percent of the portfolio’s value although index fund managers are exempt from the security weighting constraints. There are also various restrictions and controls placed on managers including prohibition from investing in company stock.

The expected return on assets assumption is developed in conjunction with advisors and using the company’s asset model that reflects a combination of rigorous historical analysis and the forward looking views of the financial markets as revealed through the yield on long-term bonds, the price earnings ratios of the major stock market indices and long-term inflation. Amounts are tested for reasonableness against their historical averages. The assumption was lowered from 10.0 percent to 9.0 percent for the fiscal year beginning July 1, 2003. The expected return on assets assumption is intended to be a long-term assumption and is not expected to be modified frequently.  The return on assets in fiscal year 2004 was 19 percent, compared to a return of 2 percent in fiscal year 2003.

The following benefit payments for our defined benefit pension plan, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Benefit Payments

2005	$19,148
2006	20,670
2007	22,772
2008	24,951
2009	28,430
Years 2010 - 2014	179,260
$295,231

The following table summarizes the funding status associated with the qualified and non-qualified plans:

	June 30, 2004		June 30, 2003
	Qualified	Non-qualified	Qualified	Non-qualified

Funded status at end of year	$(32,702)	$(78,491)	$(80,886)	$(80,318)
Unrecognized prior service cost	(9,375)	(3,579)	(11,269)	(3,872)
Unrecognized net loss/(gain)	95,876	(7,721)	157,476	(9,425)
Unrecognized transition obligation/(asset)	(247)	209	(301)	263
Net amount recognized	$53,552	$(89,582)	$65,020	$(93,352)

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

In fiscal year 2004, the value of the assets held in the pension plans in the U.S. increased due to market appreciation, resulting in the value of the plan assets becoming greater than the accumulated benefit obligation, thereby eliminating the requirement to record an additional minimum pension liability for the U.S. plans. This resulted in a decrease in the pension liability of $105.4 million, a reduction in the charge to Stockholders’ Equity of $62.4 million (reflected in accumulated other comprehensive loss) and a decrease in deferred tax assets of $43.1 million as of June 30, 2004. The value of the assets held in the pension plan in the U.K. remained below the accumulated benefit obligation, resulting in the accumulated benefit obligation remaining greater than the value of the plan assets for U.K. pension plan.  An additional liability of $1.7 million, a non-cash charge to Stockholders’ Equity of $1.2 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $0.5 million as of June 30, 2004 was recorded for the U.K. increase.  The remaining balances related to the minimum pension liability as of June 30, 2004 are a pension liability of $9.6 million, an intangible asset of $0.1 million, an accumulated other comprehensive loss of $6.7 million (reflected in Stockholders’ Equity) and a deferred tax asset of $2.9 million.

Our Canadian and Hong Kong pension plan assets were greater than their associated accumulated benefit obligation as of June 30, 2004 and 2003 and thus did not require the recording of additional minimum pension liabilities in either period.

The table below summarizes the amounts reflected in our Consolidated Balance Sheets for the period indicated:

	June 30, 2004		June 30, 2003
	Qualified	Non-qualified	Qualified	Non-qualified

Prepaid (accrued) benefit cost	$53,552	$—	$(40,424)	$—
Accrued benefit liability	(9,625)	(89,582)	(7,967)	(93,352)
Intangible assets	124	—	113	—
Accumulated other comprehensive income	9,501	—	113,298	—
Net amounts recognized	$53,552	$(89,582)	$65,020	$(93,352)

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates. Effective July 1, 2003, the company match was suspended.  Under the plan in previous years, we have matched employee contributions at 50 percent of the first 6 percent of total pay, which includes base salary, overtime and annual performance-based bonuses.  Vesting of the company match occurs after three years for new employees and is 100 percent for all employees hired before January 1, 1997.  The expense in fiscal years 2003 and 2002 was $7.4 million and $7.9 million, respectively.  Under the plan, we also have the ability to make discretionary profit-sharing contributions.  We made no profit-sharing contributions during fiscal years 2004, 2003 and 2002.  We also sponsor a Canadian Separation Allowance Plan (CSAP) that provides retirement benefits to substantially all Canadian associates.  The CSAP is an unfunded benefit plan; as such, the amounts due to associates are recorded as a liability in the Consolidated Balance Sheets of the company.  CSAP expense for fiscal years 2004, 2003 and 2002 amounted to $243,000, $264,000 and $328,000, respectively.

Effective July 1, 2004, the company reinstituted a match to employee contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation.  The company will also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates.  We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.  The liability totaled $2.3 million and $2.7 million at June 30, 2004, and June 30, 2003, respectively, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

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

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following over the past three fiscal years:

	Year Ended June 30
	2004	2003	2002

Health care cost trend, accumulated benefit obligation:
Pre-65 benefits (decreasing to 5.00% for 2008 and thereafter)	9.00%	10.00%	7.00%
Post-65 benefits (decreasing to 5.00% for 2008 and thereafter)	9.00%	10.00%	7.60%
Discount rate, accumulated benefit obligation postretirement benefit	6.25%	6.00%	7.25%

Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating employees, which is approximately 16 years.  The health care trend assumptions above have been graded down one year.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost in fiscal year 2004	$272	$(218)
Effect on accumulated postretirement benefit obligation as of June 30, 2004	2,402	(1,863)

Net periodic postretirement benefit cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30
	2004	2003	2002

Service cost	$1,686	$1,769	$1,771
Interest cost	2,300	2,514	2,362
Amortization of transition obligation	47	46	44
Amortization of net unrecognized gains	(274)	(516)	(877)
Amortization of prior service cost	(624)	(464)	(129)

Net periodic postretirement benefit cost	$3,135	$3,349	$3,171

The following table sets forth the changes in the accumulated postretirement benefit obligation:

	June 30
	2004	2003

Benefit obligation at beginning of year	$39,545	$38,488
Service cost	1,686	1,769
Interest cost	2,300	2,514
Participant contributions	207	171
Actuarial losses (gains)	(1,794)	5,147
Benefit payments	(2,637)	(3,088)
Plan amendments	—	(6,653)
Other	769	441
Foreign currency adjustment	74	757
Benefit obligation at end of year	$40,150	$39,546

Plan amendments are changes in the postretirement plan that will either increase or decrease future benefits for work performed in prior periods.  In fiscal year 2003, we amended the plan to include changes in the prescription drug plan, changes in pre-65 medical benefits and revisions to contribution schedules for existing and future retirees.

The following table sets forth the changes in the company contributions and benefit payments for the postretirement plan:

	June 30
	2004	2003

Fair value of plan assets at beginning of year	$—	$—
Company contributions	2,430	2,917
Participant contributions	207	171
Benefit payments	(2,637)	(3,088)
Fair value of plan assets at end of year	$—	$—

The following benefit payments for our postretirement plan, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Benefit Payments

2005	$2,125
2006	2,233
2007	2,293
2008	2,394
2009	2,506
Years 2010 - 2014	14,875
$26,426

The following table sets forth the changes in the funded status in the postretirement plan:

	June 30
	2004	2003

Funded status at end of year	$(40,150)	$(39,546)
Unrecognized net gain	(4,987)	(4,244)
Unrecognized prior service cost	(6,508)	(7,134)
Unrecognized transition obligation	426	468
Net accrued postretirement liability	$(51,219)	$(50,456)

The unrecognized prior service cost represents the cumulative prior service costs and benefits from amendments to the postretirement plan which has not yet been recognized in the financial statements.  Previous amendments are being amortized and included in the net periodic postretirement benefit costs over the average remaining service period of participating employees, which is approximately eight years.

Based on the Financial Accounting Standards Board Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FAS 106-2), plans meeting the definition of actuarial equivalence can begin to reflect drug subsidies that will be provided in 2006 under Medicare (Part D).  The liabilities determined as of June 30, 2004 for disclosure purposes reflect these changes. The adoption of FAS 106-2 does not have a material effect on liabilities above.

Note 7 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	June 30
	2004	2003

Accounts payable and accrued liabilities	$35,617	$44,333
Accrued salaries and bonuses	42,655	41,816
Current portion of defined benefit retirement plans and postretirement benefits other than pensions	7,170	3,754
Accrued vacation	15,482	15,610
Advance billings deferred revenue	9,868	8,500
Dividends payable	2,441	—
Total accounts payable and accrued liabilities	$113,233	$114,013

Note 8 - Leases

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years.  We have entered into sublease agreements for some of our excess leased space.  Rental expense was $56.1 million, $52.8 million, and $51.1 million for fiscal years 2004, 2003 and 2002, respectively, inclusive of operating expenses related to such space and equipment.  Sublease income was $0.6 million, $0.5 million and $3.4 million for fiscal years 2004, 2003 and 2002, respectively.  We have no subleases extending beyond fiscal year 2005.

Future minimum lease payments for operating lease commitments and anticipated cash inflows for sublease income are:

Fiscal Year	Lease Commitments

2005	$40,490
2006	31,647
2007	29,834
2008	26,773
2009	24,133
Thereafter	111,134
Total	$264,011

We evaluate office capacity on an ongoing basis to meet changing needs in our markets while minimizing our occupancy expense.

On April 27, 2004, the company executed a new lease agreement committing its Washington, D.C. office, which includes consulting and corporate operations, to move to Northern Virginia.  The company simultaneously provided notice of early termination of its existing Washington, D.C. lease, which resulted in a $3.2 million charge during the fourth quarter of fiscal year 2004.  The $3.2 million charge had no net cash impact on the company because the company will receive a $3.2 million payment from the new lessor as an incentive to enter into the new lease.

Note 9 - Line of Credit

In June 2004, we reduced the size of our revolving credit facility to $50 million from $100 million in order to better align it with our business needs.  The facility is provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.20 percent of the facility that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the company’s revolving credit facility as of June 30, 2004 or June 30, 2003.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for a fixed coverage charge, cashflow leverage ratio and asset coverage) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of June 30, 2004.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility is currently unavailable for operating needs.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.  The credit facility is scheduled to mature on June 29, 2009.

Note 10 - Employee Stock Plans and Equity

2000 Long-Term Incentive Plan

In June 2000, the company adopted the Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan (the “Stock Option Plan”), which provides for the granting of non-qualified stock options and stock appreciation rights (collectively referred to as “awards”) to full-time associates of the company and to non-associate members of the Board of Directors.  The total number of shares of common stock awards that may be granted under the Stock Option Plan is 4,500,000 shares.  Prior to adopting the Stock Option Plan, the company had no outstanding options.

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

The table below presents stock option activity since the inception of the plan:

	Number of Shares	Weighted Average Exercise Price
	(in 000’s)

Outstanding at June 30, 2000	—	$—
Granted	1,932	13.41
Exercised	—	—
Forfeited	(157)	12.90
Expired	—	—

Outstanding at June 30, 2001	1,775	$13.45
Granted	19	21.76
Exercised	(38)	12.63
Forfeited	(217)	13.79
Expired	—	—

Outstanding at June 30, 2002	1,539	$13.51
Granted	—	—
Exercised	(54)	12.63
Forfeited	(143)	14.60
Expired	—	—

Outstanding at June 30, 2003	1,342	$13.43
Granted	—	—
Exercised	(164)	12.91
Forfeited	(106)	13.91
Expired	—	—

Outstanding at June 30, 2004	1,072	13.45

At June 30, 2004, there were 600,091 options exercisable at a weighted average price of $13.41.  The table below presents additional information about the options outstanding and exercisable at June 30, 2004:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
	(in 000’s)			(in 000’s)

$10.00 - $15.00	952,091	$12.50	3.2	534,525	$12.50
$15.01 - $20.00	40,871	$17.89	3.5	23,759	$17.94
$20.01 - $25.00	76,833	$22.48	3.5	40,935	$22.37
$25.01 - $30.00	2,120	$26.50	4.0	872	$26.50

$10.00 - $30.00	1,071,915	$13.45	3.2	600,091	$13.41

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was approved at the annual stockholders’ meeting in November 2001.  The Stock Purchase Plan, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986 of the United States of America, originally provided for the issuance of up to 750,000 shares of the company’s common stock.  In April 2003, the Board of Directors approved an additional 1,500,000 shares for issuance under this plan.  The company gained stockholder approval for issuance of these additional shares at our annual meeting in November 2003.  Full-time and regular part-time employees are eligible to participate in the Stock Purchase Plan through payroll deductions of up to 10 percent of each participant’s compensation, subject to certain restrictions.  Under the plan, four three-month offering periods are to be held during each fiscal year beginning each November 1, February 1, May 1 and August 1.  A summary of stock purchased under the Stock Purchase Plan is shown below for fiscal years 2004 and 2003:

	2004	2003

Aggregate purchase price (in 000’s)	$6,789	$6,408
Shares purchased (in 000’s)	360	393
Employee participants	1,138	1,175

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

2001 Deferred Stock Unit Plan for Selected Employees

In November 2001, the 2001 Deferred Stock Unit Plan for Selected Employees (the “Stock Unit Plan”) was approved at the annual meeting of stockholders.  The Stock Unit Plan is intended to provide senior associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of deferred stock units, in lieu of a portion of their annual fiscal year end bonus, typically paid in September of each year. Each stock unit represents one share of common stock.  The total number of shares authorized for issuance in payment of deferred stock units under the Stock Unit Plan is 1,500,000 shares.

Deferred stock units were granted in September 2002 and 2003 and vested immediately.  The company expects that the deferred stock units to be granted in September 2004 will vest immediately. Vesting of future awards is at the discretion of the company, with such determination being made prior to issuance of the deferred stock units.

Compensation Plan for Outside Directors

In November 2001, the Board of Directors approved the Compensation Plan for Outside Directors (the “Outside Director’s Plan”) which provides for the cash and stock compensation of outside Directors.  Under the Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly (at the completed quarter-end share price) for services provided during the preceding quarter.  The total number of shares reserved for issuance under the Outside Director’s Plan is 50,000.  In August 2003, the Board of Directors approved amendments to the plan that included an increase in the compensation of the outside Directors and provided for an annual grant of company stock.  The Company gained stockholder approval of amendments to the plan at our annual meeting in November 2003.  Compensation expense recognized pursuant to this plan was $0.6 million and $0.2 million in fiscal year 2004 and 2003, respectively.

Dividends

In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  The first quarterly dividend payment of $2.4 million was made on July 15, 2004 to shareholders of record as of June 30, 2004 and is accrued on these financial statements.

Under our credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 15 of this report), we are required to observe certain covenants (including requirements for a fixed coverage charge, cashflow leverage ratio and asset coverage) that affect the amounts available for the declaration or payment of dividends.  The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Note 11 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2003 and 2004, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total

Balance as of June 30, 2002	$14,684	$949	$59	$244	$1,214	$17,150
Goodwill recorded during the period	1,154	500	—	656	—	2,310
Impairment losses	—	—	—	—	—	—
Translation adjustment	440	—	10	79	—	529
Balance as of June 30, 2003	$16,278	$1,449	$69	$979	$1,214	$19,989
Goodwill recorded during the period	—	—	—	114	—	114
Impairment losses	—	—	—	—	—	—
Translation adjustment	53	—	1	(9)	—	45

Balance as of June 30, 2004	$16,331	$1,449	$70	$1,084	$1,214	$20,148

The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2003 and 2004:

	Non-Contractual Customer Relationships	Non-Compete Agreements	Purchased Software	Pension	Total

Balance as of June 30, 2002	$866	$361	$53	$—	$1,280
Intangible assets recorded during the period	—	—	—	113	113
Amortization expense	(298)	(92)	(26)	—	(416)
Translation adjustment	(88)	—	—	—	(88)
Balance as of June 30, 2003	$480	$269	$27	$113	$889
Intangible assets recorded during the period	206	—	—	—	206
Amortization expense	(198)	(92)	(25)	—	(315)
Translation adjustment	(29)	(1)	—	11	(19)
Balance as of June 30, 2004	$459	$176	$2	$124	$761

The following table reflects the carrying value of intangible assets at June 30, 2004 and 2003:

	Fiscal year 2004		Fiscal year 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets and intangible pension asset:
Non-contractual customer relationships	$962	$503	$778	$298
Non-compete agreements	672	496	672	403
Purchased software	125	123	125	98
Intangible pension asset	124	—	113	—

Total amortizable intangible assets	$1,883	$1,122	$1,688	$799

The change in the gross carrying amount of non-contractual customer relationships reflects translation adjustments.

The weighted average remaining life of amortizable intangible assets at June 30, 2004, was 3.4 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30	Amount
2005	$314
2006	156
2007	50
2008	29
2009	29
Thereafter	59

Note 12 - Income Taxes

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.  The company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

The components of the income tax provision for continuing operations include:

	Year Ended June 30
	2004	2003	2002

Current tax expense:
U.S.	$28,543	$26,159	$29,620
State and local	7,350	6,234	6,367
Foreign	4,051	6,670	1,396
	39,944	39,063	37,383
Deferred tax (benefit) expense:
U.S.	(6,483)	(827)	(5,076)
State and local	(1,828)	(331)	(1,434)
Foreign	972	(2,890)	515
	(7,339)	(4,048)	(5,995)
Total provision for income taxes	$32,605	$35,015	$31,388

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2004, and June 30, 2003, are comprised of the following:

	June 30
	2004	2003

Depreciation and amortization	$(2,789)	$—
Change in accounting method	—	(10,149)
Foreign temporary differences	(628)	(629)
Other	(1,317)	(933)
Gross deferred tax liabilities	(4,734)	(11,711)

Depreciation and amortization	—	1,387
Accrued retirement benefits	41,742	81,333
Deferred rent	3,627	1,789
Foreign temporary differences	7,568	6,639
Foreign net operating loss carryforwards	6,449	4,676
Discontinued operations exit costs	1,226	1,634
Other accrued liabilities	8,595	10,893
Accrued compensation	15,703	15,670
Deferred revenue	375	—

Gross deferred tax assets	85,285	124,021
Deferred tax assets valuation allowance	(10,887)	(7,211)
Net deferred tax asset	$69,664	$105,099

At June 30, 2004, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $21.0 million of which $7.1 million can be indefinitely carried forward under local statutes.  The remaining foreign loss carryforwards will expire, if unused, in varying amounts from 2005 through 2012.  The valuation allowance includes the tax effect of foreign net operating loss carryforwards $(6.4) million and the tax effect of certain foreign temporary expenses $(4.4) million.

The net change in the valuation allowance of $3.7 million in fiscal year 2004 and $1.7 million in fiscal year 2003 is due primarily to the tax effect of the change in foreign net operating losses and deferred foreign expenses.

Domestic and foreign components of income from continuing operations before income taxes for each of the three years ended June 30 are as follows:

	2004	2003	2002

Domestic	$72,488	$76,686	$73,786
Foreign	10,056	8,709	4,686

	$82,544	$85,395	$78,472

The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely.  These earnings relate to ongoing operations and at June 30, 2004 were approximately $75 million.  Due to the availability of U.S. foreign tax credits, it is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings were not reinvested indefinitely.  Deferred taxes have been provided for earnings of foreign subsidiaries which the company plans to remit.

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate.  The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30
	2004	2003	2002

Tax provision at U.S. federal statutory tax rate of 35 percent	$28,890	$29,888	$27,465
Increase (reduction) resulting from:
Foreign income subject to (lower) higher foreign tax rates	(117)	(541)	(1,491)
Tax benefit of foreign losses reserved, net	1,146	1,272	1,762
State income taxes, net of federal tax effect	3,152	3,416	3,206
Non-deductible expenses	838	802	839
Tax credits	(2,030)	(409)	(452)
Other	726	587	59

Income tax provision	$32,605	$35,015	$31,388

Note 13 - Segment Information

In North America, the company is primarily organized and managed by practice.  Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment.  Therefore, we have five reportable operating segments:

(1)	Benefits Group
(2)	Technology Solutions Group
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communication)

The company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the year ended June 30, 2004:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$425,477	$77,114	$44,872	$83,129	$41,780	$672,372
Net operating income	91,559	8,141	5,076	3,319	533	108,628
Interest expense	599	23	76	5	31	734
Depreciation and amortization	9,306	2,246	1,008	2,471	3,031	18,062
Receivables	103,392	9,330	8,978	18,034	5,420	145,154

The table below presents specified information about reported segments as of and for the year ended June 30, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$407,676	$94,367	$46,476	$76,435	$47,723	$672,677
Net operating income	99,390	12,652	1,223	3,843	1,402	118,510
Interest expense	575	48	77	11	37	748
Depreciation and amortization	11,208	3,475	1,494	2,544	4,426	23,147
Receivables	85,161	13,333	8,080	16,425	6,350	129,349

The table below presents specified information about reported segments as of and for the year ended June 30, 2002:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$400,307	$104,700	$47,155	$69,092	$56,278	$677,532
Net operating income (loss)	110,091	19,971	(6,216)	647	1,776	126,269
Interest expense	1,415	212	211	5	164	2,007
Depreciation and amortization	9,759	3,205	1,655	2,378	4,489	21,486
Receivables	89,569	16,094	9,140	15,159	8,863	138,825

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	2004	2003	2002

Revenue:
Total segment revenue	$672,372	$672,677	$677,532
Reimbursable expenses not included in segment revenue	30,965	32,997	29,266
Other, net	(1,332)	3,942	3,682
Consolidated revenue	$702,005	$709,616	$710,480

Net Operating Income:
Total segment income	$108,628	$118,510	$126,269
Income from affiliates	7,109	5,787	2,866
Differences in allocation methods for depreciation, G&A, pension and medical costs	4,705	(2,357)	(1,715)
Other non-operating income	6,222	761	2,166
Discretionary bonuses	(38,870)	(36,026)	(49,058)
Other, net	(5,250)	(1,280)	(2,056)

Consolidated pretax income	$82,544	$85,395	$78,472

Interest Expense:
Total segment expense	$734	$748	$2,007
Differences in allocation method	159	54	(1,302)
Consolidated interest expense	$893	$802	$705

Depreciation & Amortization:
Total segment expense	$18,062	$23,147	$21,486
Goodwill and other intangible asset amortization, not allocated to segments	315	416	162
Differences in allocation method and other	134	(3,942)	(1,599)
Consolidated depreciation and amortization expense	$18,511	$19,621	$20,049

Receivables:
Total segment receivables	$145,154	$129,349	$138,825
Net valuation differences	4,680	9,573	12,787
Total billed and unbilled receivables	149,834	138,922	151,612
Assets not reported by segment	362,334	375,540	285,205
Consolidated assets	$512,168	$514,462	$436,817

The following represents total revenue and long-lived assets information by geographic area as of and for the years ended June 30:

	Revenue			Long-lived Assets
	2004	2003	2002	2004	2003	2002

United States	$565,228	$580,428	$588,138	$90,385	$79,579	$74,260
Foreign	136,777	129,188	122,342	33,329	35,040	35,041
	$702,005	$709,616	$710,480	$123,714	$114,619	$109,301

Revenue is based on the country of domicile for the legal entity that originated the revenue.  Exclusive of the United States, revenue from no single country constituted more than 10 percent of consolidated revenues.  Revenue from no single customer constituted more than 3 percent of consolidated revenues.

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

In connection with the establishment of our alliance with WWLLP, the company agreed to guarantee WWLLP’s performance under a lease for office space in London that expires in 2015.  Payments by WWLLP under the lease total approximately £1.4 million (or approximately $2.5 million based on the June 30, 2004, exchange rate) per year.  We also granted WWLLP an option to return the leased space to our UK subsidiary in 2009.  If WWLLP exercises this option, the company would attempt to sublease the space at the then-current market rates.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At June 30, 2004, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $18.1 million, excluding anticipated future sublease income.  See Note 16 for more information regarding our obligation to guarantee Wellspring’s leases.

Legal Proceedings.  From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to the rendering of professional services or employment matters.  Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse effect on the company.  The matters reported on below involve the most significant pending or potential claims against us.  These matters did not significantly impact financial results for fiscal year 2004.

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt & Co. was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleges malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The Complaint states that the plaintiff’s Pension Fund is underfunded as a result of the alleged deficiencies in our work.  The amount of damages sought are not specified. We are in the process of reviewing the claim, with outside counsel and preparing our response.

SEC Examination of Investment Advisers.  In December 2003, the Securities and Exchange Commission (SEC) formally asked many of the major investment consulting firms, Watson Wyatt Investment Consulting among them, to provide detailed information on their business structures and practices in order to determine if conflicts of interest with money managers exist.  In March 2004, Watson Wyatt Investment Consulting (WWIC) completed its responses to the SEC staff’s requests for information.  WWIC has received no further inquiry from the SEC staff on this topic since that time.

Department of Justice Antitrust Investigation.   In March 2004, the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Watson Wyatt and other companies in the employee benefits industry.  The DOJ is seeking to determine whether actuarial firms which have entered into agreements with their clients limiting liability have done so in violation of U.S. antitrust laws. Watson Wyatt has provided information to DOJ in response to the CID and is in the process of providing the remaining information requested under the CID.

Client Demand Letter.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claims it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  The letter claims damages “in excess of $35 million.”  We are investigating these allegations.

Note 15 - Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the year.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Year Ended June 30
	2004	2003	2002

Income from continuing operations	$49,939	$50,380	$47,084
Income from discontinued operations	654	6,786	—
Net income	$50,593	$57,166	$47,084

Weighted average outstanding shares of common stock	32,866	32,962	32,985
Dilutive effect of employee stock options and employee stock purchase plan shares	341	325	436

Common stock and stock equivalents	33,207	33,287	33,421

Basic earnings per share
Income from continuing operations	$1.52	$1.52	$1.43
Income from discontinued operations	0.02	0.21	—
Basic earnings per share, net income	$1.54	$1.73	$1.43

Diluted earnings per share
Income from continuing operations	$1.50	$1.51	$1.41
Income from discontinued operations	0.02	0.21	—
Diluted earnings per share, net income	$1.52	$1.72	$1.41

There were 2,120 outstanding stock options for the year ended June 30, 2004, that were not included in the diluted earnings per share calculation because their effect would have been antidilutive.

Note 16 - Discontinued Operations

The company continues to guarantee three leases for office premises for Wellspring.  During fiscal year 2004, the company received sublease income of approximately $0.1 million in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of approximately $0.1 million per fiscal year.

During the third quarter of fiscal years 2003 and 2004, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  The evaluations included an analysis of occupancy rates of Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases.  As a result of the analysis performed during fiscal years 2003 and 2004, the company reduced its accrual by $11.4 million and $1.0 million, respectively, less the associated income tax expenses.  Such adjustments are reflected in the Consolidated Statement of Operations for the third quarter of fiscal years 2003 and 2004 in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”  The remaining noncurrent liability of $3.0 million represents management’s estimate of potential future cash outflows related to guarantees associated with Wellspring leases.

Note 17 - Targeted Job Reductions

We eliminated approximately 100 positions in our North American region during the first quarter of fiscal year 2004.  A charge to earnings of $2.6 million related to these reductions was included in the company’s financial results for the quarter ended September 30, 2003.  We eliminated an additional 22 positions in our North American region during the second quarter of fiscal year 2004, resulting in a charge to earnings of $0.7 million in the company’s financial results for the quarter ended December 31, 2003.  Of the $3.3 million of total severance charges, $3.2 million was included in salaries and employee benefits and $0.1 million was included in professional and subcontracted services during fiscal year 2004.

Also, we eliminated approximately 70 positions in our North American region during the second quarter of fiscal year 2003.  A charge to earnings of $2.0 million related to these reductions was included in the company’s financial results for the quarter ended December 31, 2002.  Of the $2.0 million severance charge, $1.8 million was included in salaries and employee benefit expenses and $0.2 million was included in professional and subcontracted services.

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

Note 19 - Sale of U.S.-Based Public Sector Retirement Business

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

Note 20 - Quarterly Financial Data (unaudited)

Unaudited, summarized financial data by quarter for the years ended June 30, 2004 and 2003, is as follows (in thousands, except per share amounts):

	2004 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$170,983	$170,353	$180,655	$180,014
Income from operations	13,053	17,060	21,024	17,333
Income from continuing operations before income taxes	21,182	18,305	23,350	19,707
Income from continuing operations	12,497	10,802	13,976	12,664
Discontinued operations	10	16	613	15
Net income	12,507	10,818	14,589	12,679
Earnings per share:
Continuing operations, basic	0.38	0.33	0.42	0.39
Continuing operations, diluted	0.37	0.32	0.42	0.39
Discontinued operations, basic	—	—	0.02	—
Discontinued operations, diluted	—	—	0.02	—
Net income, basic	0.38	0.33	0.44	0.39
Net income, diluted	0.37	0.32	0.44	0.39

	2003 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$178,958	$174,624	$177,596	$178,438
Income from operations	20,530	18,178	19,609	19,539
Income from continuing operations before income taxes	22,141	20,582	21,081	21,591
Income from continuing operations	13,063	12,144	12,441	12,732
Discontinued operations	—	—	6,752	34
Net income	13,063	12,144	19,193	12,766
Earnings per share:
Continuing operations, basic	0.40	0.37	0.37	0.39
Continuing operations, diluted	0.39	0.36	0.37	0.38
Discontinued operations, basic	—	—	0.21	—
Discontinued operations, diluted	—	—	0.21	—
Net income, basic	0.40	0.37	0.58	0.39
Net income, diluted	0.39	0.36	0.58	0.38

WATSON WYATT & COMPANY HOLDINGS

Schedule II

Valuation and Qualifying Accounts and Reserves

(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts		Deductions	Balance at End of Year

Year Ended June 30, 2004

Allowance for Uncollectible accounts	$862	$5,468	$—		$(5,089)	$1,241

Allowance for Unbillable accounts	419	37	—		—	456

Valuation allowance for deferred tax assets	7,211	—	3,676	(1)	—	10,887

Year Ended June 30, 2003

Allowance for Uncollectible accounts	$1,405	$7,871	$—		$(8,414)	$862

Allowance for Unbillable accounts	431	(12)	—		—	419

Valuation allowance for deferred tax assets	5,463	—	1,748	(1)	—	7,211

Year Ended June 30, 2002

Allowance for uncollectible accounts	$2,695	$5,240	$—		$(6,530)	$1,405

Allowance for unbillable accounts	1,130	(699)	—		—	431

Valuation allowance for deferred tax assets	5,911	—	(448	)(2)	—	5,463

(1)                                  The net increase is primarily due to the tax effect of the change in realizable foreign net operating losses and other foreign temporary differences.

(2)                                  The net decrease is primarily due to the tax effect of the change in realizable foreign tax credits, foreign net operating loss carryforwards and other foreign temporary differences.

Item 15(c).  Exhibit Index.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)
4	Form of Certificate Representing Common Stock(1)
10.1	Credit Agreement Among Suntrust Bank and Others dated June 30, 2004(8)
10.2	Senior Officer Deferred Compensation Plan(4)
10.3	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares(3)
10.4	2001 Deferred Stock Unit Plan for Selected Employees(5)
10.5	Compensation Plan for Outside Directors(6)
10.6	Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 27, 2004(7)
21	Subsidiaries of Watson Wyatt & Company Holdings(8)
23	Consent of the Company’s Independent Registered Public Accounting Firm(8)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000

(2)                                  Incorporated by reference from Registrant’s Form 10-Q, filed on May 2, 2001

(3)                                  Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

(4)                                  Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2001

(5)                                  Incorporated by reference from Registrant’s Form DEF14A, filed on October 17, 2003

(6)                                  Incorporated by reference from Registrant’s Form S-8, filed on December 19, 2001

(7)                                  Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004

(8)                                  Filed with this Form 10-K