Form 10-Q
period 2004-09-30
WATSON WYATT & CO HOLDINGS
filed 2004-11-09
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2004.

Class	Number of Shares

Class A Common Stock, $.01 par value	32,437,920

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2004

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Operations—Three months ended September 30, 2004 and 2003

Consolidated Balance Sheets—September 30, 2004 and June 30, 2004

Consolidated Statements of Cash Flows—Three months ended September 30, 2004 and 2003

Consolidated Statement of Changes in Stockholders’ Equity—Three months ended September 30, 2004

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended September 30
	2004	2003
	(Unaudited)

Revenue	$175,391	$170,983

Costs of providing services:
Salaries and employee benefits	97,076	105,073
Professional and subcontracted services	11,979	9,086
Occupancy, communications and other	24,100	23,518
General and administrative expenses	16,888	15,601
Depreciation and amortization	4,683	4,652
	154,726	157,930

Income from operations	20,665	13,053

Income from affiliates	2,206	1,790
Interest income, net	455	214
Other non-operating income	28	6,125

Income from continuing operations before income taxes	23,354	21,182

Provision for income taxes	9,603	8,685

Income from continuing operations	13,751	12,497

Discontinued operations:

Sublease income from discontinued operations, less applicable income tax expense for the three months ended September 30, 2004 and 2003	2	10

Net income	$13,753	$12,507

Basic earnings per share:
Income from continuing operations	$0.42	$0.38
Income from discontinued operations	—	—
Net income	$0.42	$0.38

Diluted earnings per share:
Income from continuing operations	$0.42	$0.37
Income from discontinued operations	—	—
Net income	$0.42	$0.37

Weighted average shares of common stock, basic (000)	32,358	33,078
Weighted average shares of common stock, diluted (000)	32,679	33,424

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	September 30, 2004	June 30, 2004
	(unaudited)
Assets
Cash and cash equivalents	$107,125	$156,940
Receivables from clients:
Billed, net of allowances of $3,145 and $1,241	91,420	86,726
Unbilled, net of allowances of $1,241 and $456	66,062	63,108
	157,482	149,834

Deferred income taxes	7,079	15,052
Other current assets	39,361	11,388
Total current assets	311,047	333,214

Investment in affiliates	30,834	30,235
Fixed assets, net	65,410	65,438
Deferred income taxes	54,988	55,240
Goodwill and intangible assets	21,272	20,909
Other assets	9,482	7,132

Total Assets	$493,033	$512,168

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$80,047	$113,233
Income taxes payable	10,515	12,526
Total current liabilities	90,562	125,759

Accrued retirement benefits	100,960	97,984
Deferred rent and accrued lease losses	10,239	10,199
Deferred income taxes	365	628
Other noncurrent liabilities	31,261	32,414

Total Liabilities	233,387	266,984

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value: 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value: 69,000,000 shares authorized; 33,372,880 and 33,372,880 issued and 32,419,031 and 32,317,156 outstanding	334	334
Additional paid-in capital	149,387	149,508
Treasury stock, at cost - 953,849 and 1,055,724 shares	(23,711)	(26,149)
Retained earnings	137,007	125,669
Accumulated other comprehensive loss	(3,371)	(4,178)
Total Stockholders’ Equity	259,646	245,184

Total Liabilities and Stockholders’ Equity	$493,033	$512,168

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Three months ended September 30
	2004	2003
	(Unaudited)
Cash flows used in operating activities:
Net income	$13,753	$12,507
Adjustments to reconcile net income to net cash used in operating activities:
Other non-operating gain related to PCIC	—	(5,600)
Income from discontinued operations, net of income tax expense	(2)	(10)
Provision for doubtful receivables from clients	3,463	2,586
Depreciation	4,610	4,570
Amortization of intangible assets	73	82
Provision for deferred income taxes	(6,717)	5,998
Income from affiliates	(2,206)	(1,790)
Distributions from affiliates	1,491	1,065
Other, net	43	(544)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(11,110)	(9,926)
Other current assets	(13,294)	(7,487)
Other assets	(2,350)	600
Accounts payable and accrued liabilities	(28,938)	(22,022)
Income taxes payable	(2,013)	(14,687)
Accrued retirement benefits	2,976	8,128
Deferred rent and accrued lease losses	40	561
Other noncurrent liabilities	(1,134)	433
Net cash used in operating activities	(41,315)	(25,536)

Cash flows used in investing activities:
Purchases of fixed assets	(4,504)	(3,593)
Proceeds from divestitures	28	525
Acquisitions and contingent consideration payments	(41)	(43)
Net cash used in investing activities	(4,517)	(3,111)

Cash flows (used in) from financing activities:
Issuances of common stock - exercises of stock options	424	305
Issuances of common stock - employee stock purchase plan	1,793	1,608
Dividends paid	(2,424)	—
Repurchases of common stock	(4,188)	—
Net cash (used in) from financing activities	(4,395)	1,913

Effect of exchange rates on cash	412	663

Decrease in cash and cash equivalents	(49,815)	(26,071)

Cash and cash equivalents at beginning of period	156,940	144,374

Cash and cash equivalents at end of period	$107,125	$118,303

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A Common Stock Outstanding (number of shares)	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total
Balance at June 30, 2004	32,317	$334	$149,508	$(26,149)	$125,669	$(4,178)	$245,184

Comprehensive income:
Net income					13,753		13,753
Additional minimum pension liability						27	27
Foreign currency translation adjustment						780	780
Total comprehensive income							14,560
Cash dividends declared					(2,415)		(2,415)
Repurchases of common stock	(165)			(4,188)			(4,188)
Issuances of common stock - employee stock purchase plan shares	81		(206)	1,999			1,793
Issuances of common stock - deferred stock units	151		276	3,769			4,045
Issuances of common stock to outside directors	2		3	46			49
Issuances of common stock - stock options	33		(388)	812			424
Tax benefit of exercises of stock options			194				194

Balance at September 30, 2004	32,419	$334	$149,387	$(23,711)	$137,007	$(3,371)	$259,646

See accompanying notes to the consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries (collectively referred to as “we,” “Watson Wyatt” or the “Company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2005.  The results reflect certain estimates, including estimated bonuses and anticipated tax liabilities.

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

Note 3 – Segment Information.

In North America, the Company is primarily organized and managed by practice.  Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment.  Therefore, we have five reportable operating segments or practice areas:

(1)           Benefits Group

(2)           Technology Solutions Group

(3)           Human Capital Group

(4)           International

(5)           Other (including Data Services and Communication)

The Company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended September 30, 2004:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$104,911	$17,182	$13,062	$21,053	$11,510	$167,718
Net operating income/(loss)	23,291	2,726	2,967	618	2,399	32,001
Receivables	111,694	8,959	13,284	17,455	3,953	155,345

The table below presents specified information about reported segments as of and for the three months ended September 30, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$103,868	$20,269	$10,166	$18,945	$11,693	$164,941
Net operating income/(loss)	22,041	1,413	(256)	(66)	687	23,819
Receivables	92,141	14,928	8,764	16,800	7,221	139,854

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the consolidated amounts follow for the three month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30
	2004	2003
Revenue:
Total segment revenue	$167,718	$164,941
Reimbursable expenses not included in total segment revenue	8,241	5,959
Other, net	(568)	83
Consolidated revenue	$175,391	$170,983

Net Operating Income:
Total segment net operating income	$32,001	$23,819
Income from affiliates	2,206	1,790
Differences in allocation methods for depreciation, G&A, medical and pension costs	(1,300)	1,435
Gain on sale of business units	28	525
Discretionary compensation	(11,000)	(13,500)
PCIC non-operating gain	—	5,600
Other, net	1,419	1,513
Consolidated income before income taxes	$23,354	$21,182

Receivables:
Total segment receivables - billed and unbilled	$155,345	$139,854
Net valuation differences	2,137	6,408
Total billed and unbilled receivables	157,482	146,262
Assets not reported by segment	335,551	352,687
Consolidated assets	$493,033	$498,949

Note 4 – Targeted Job Reductions.

We implemented job reductions in our North American region during the first quarter of fiscal year 2004.  This resulted in the elimination of approximately 100 positions.  The estimated $2.6 million charge to earnings related to these reductions was included in the Company’s financial results for the quarter ended September 30, 2003. Of the $2.6 million severance charge, $2.5 million was included in Salaries and employee benefits and $0.1 million was included in Professional and subcontracted services.

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

As a result of this gain, the Company also recorded a $5.6 million supplemental bonus accrual in the first quarter of fiscal year 2004 that was incremental to the Company’s fiscal year end bonus, and was paid in September 2004 with the regular bonus cycle.  This supplemental bonus was included in Salaries and employee benefits for the first quarter of fiscal year 2004.

Note 6 – Stock-based Compensation.

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

The table below reflects the pro forma effect on net income and earnings per share for the three months ended September 30, 2004 and 2003 as if the Company were to recognize compensation expense under the fair-value-based method of FAS 123:

	Three Months Ended September 30
	2004	2003

Net income, as reported	$13,753	$12,507
Add: Stock-based compensation expense included in reported net income, net of related tax effects	34	46
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(382)	(406)
Pro forma net income	$13,405	$12,147

Earnings per share:
Basic - as reported	$0.42	$0.38
Basic - pro forma	$0.41	$0.37

Diluted - as reported	$0.42	$0.37
Diluted - pro forma	$0.41	$0.36

Note 7 – Retirement Benefits.

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the Company’s U.S. and non-U.S. defined benefit pension plans for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30
	2004	2003

Service Cost	$6,439	$6,669
Interest Cost	8,744	8,372
Expected return on plan assets	(10,138)	(8,958)
Amortization of transition obligation	(1)	(1)
Amortization of net loss	1,737	2,851
Amortization of prior service cost	(541)	(542)
Net periodic benefit cost	$6,240	$8,391

Employer contributions

The company made no contributions to the U.S. plan and $780,000 in contributions to the non-U.S. plans during the first three months of the fiscal year.  We anticipate making contributions of $10.0 million to the U.S. plan and $800,000 in contributions to the non-U.S. plans in the second quarter of this fiscal year.

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates. Prior to July 1, 2003, we matched employee contributions at 50 percent of the first 6 percent of total pay, which included base salary, overtime and annual performance-based bonuses.  Vesting of the Company match occurs after three years for new employees and is 100 percent for all employees hired before January 1, 1997.  The Company match was suspended from July 1, 2003 through June 30, 2004.  However, effective July 1, 2004, the company reinstituted a match to employee contributions at a rate of 50 percent of the first 6 percent up to $60,000 of associates’ eligible compensation.  The company will also make an annual profit sharing contribution to the plan in an amount that is dependent upon the company’s financial performance during the fiscal year.

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

Components of Net Periodic Benefit Cost for Other Postretirement plans

The following table sets forth the components of net periodic benefit cost for the Company’s healthcare and post-retirement plans for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30
	2004	2003

Service cost	$413	$422
Interest cost	605	575
Expected return on plan assets	—	—
Amortization of transition obligation	12	12
Amortization of net gain	(143)	(68)
Amortization of prior service cost	(105)	(156)
Net periodic benefit cost	$782	$784

Employer contributions

The Company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $600,000 in each of the three months ended September 30, 2004 and 2003.  We plan to make additional payments estimated to total $1.9 million through the end of June 30, 2005.

Note 8 – Goodwill & Intangible Assets.

The changes in the carrying amount of goodwill for the three months ended September 30, 2004, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Balance as of June 30, 2004	$16,331	$1,449	$70	$1,084	$1,214	$20,148
Goodwill recorded during the year	—	—	—	—	—	—
Impairment losses	—	—	—	—	—	—
Translation adjustment	298	—	4	42	—	344
Balance as of September 30, 2004	$16,629	$1,449	$74	$1,126	$1,214	$20,492

The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended September 30, 2004:

	Non-contractual customer relationships	Non-compete agreements	Purchased software	Pension	Total

Balance as of June 30, 2004	$459	$176	$2	$124	$761
Intangible assets recorded during the year	41	—	—	—	41
Amortization expense	(50)	(23)	—	—	(73)
Translation adjustment	51	—	—	—	51
Balance as of September 30, 2004	$501	$153	$2	$124	$780

The following table reflects the carrying value of intangible assets at September 30, 2004 and June 30, 2004:

	September 30, 2004		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets and intangible pension asset:
Non-contractual customer relationships	$1,097	$596	$962	$503
Non-compete agreements	672	519	672	496
Purchased software	125	123	125	123
Intangible pension asset	124	—	124	—
Total intangible assets and intangible pension asset	$2,018	$1,238	$1,883	$1,122

A component of the change in the gross carrying amount of non-contractual customer relationships reflects translation adjustments between June 30, 2004 and September 30, 2004.  This intangible asset is denominated in the currencies of our subsidiaries outside the United States, and is translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at September 30, 2004, was 3.4 years.  Estimated amortization expense for the remainder of 2005 and thereafter are as follows:

Fiscal year ending June 30:	Amount
2005	$253
2006	170
2007	60
2008	39
Thereafter	134

Note 9 – Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three months ended September 30, 2004 and 2003.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30
	2004	2003

Income from continuing operations	$13,751	$12,497
Discontinued operations	2	10

Net income	$13,753	$12,507

Weighted average outstanding shares of common stock	32,358	33,078
Dilutive effect of employee stock options and employee stock purchase plan shares	321	346

Common stock and stock equivalents	32,679	33,424

Basic earnings per share:
Income from continuing operations	$0.42	$0.38
Discontinued operations	—	—

Net income	$0.42	$0.38

Diluted earnings per share:
Income from continuing operations	$0.42	$0.37
Discontinued operations	—	—

Net income	$0.42	$0.37

Note 10 – Investment in Affiliates.

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

Investment in Affiliates consists of equity investments in three entities, Watson Wyatt Holdings (Europe) Limited (WWHE), Watson Wyatt LLP (WWLLP) and Professional Consultants Insurance Company Inc. (PCIC), each of which is accounted for under the equity method.  The Company evaluated each of these entities based on FIN 46R’s criteria in order to determine the applicability of FIN 46R and the Company’s current assessment is that of the three entities, WWHE and PCIC are considered to be variable interest entities.  The Company has concluded, however, that it does not have a controlling financial interest in WWHE or PCIC and, as a result, the Company is not the primary beneficiary and is not required to consolidate their results.

On April 1, 1995, the Company transferred its United Kingdom (“U.K.”) operations to WWLLP, an actuarial partnership based in the U.K., and received a beneficial interest in WWLLP and a 10% interest in a defined profit pool of WWLLP.  The Company also transferred its Continental European operations to WWHE as a newly-formed holding company, jointly owned and controlled by the Company and WWLLP, in exchange for 50.1% of its shares. Effective July 1, 1998, the Company sold one-half of its investment in WWHE to WWLLP.  WWHE is now jointly owned and controlled by the Company (25%) and WWLLP (75%).  While Watson Wyatt & Company, WWLLP, and WWHE remain separate legal entities, the companies have marketed their services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.  Management believes that the Company’s maximum financial statement exposure to loss is limited to the carrying value of the Company’s investment in WWHE of $6.8 million as of September 30, 2004.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  The Company currently owns 34.8 percent of PCIC.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the Company’s maximum financial statement exposure to loss is limited to the carrying value of the Company’s investment in PCIC of $6.7 million, combined with letters of credit totaling $4.9 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $11.6 million.

Note 11 – Comprehensive Income.

Comprehensive income includes net income, the additional minimum pension liability and changes in the cumulative translation adjustment gain or loss.  For the three months ended September 30, 2004, comprehensive income totaled $14.6 million, compared with $12.6 million for the three months ended September 30, 2003.

Note 12 – Restricted Shares.

In conjunction with our initial public offering in October 2000, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  As a result of these agreements, 1,665,400 Class A shares were restricted as of September 30, 2004.  These shares became freely transferable in October 2004.

Note 13 – Guarantees.

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

In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.5 million based on the September 30, 2004, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP were to exercise this option, the company would attempt to sublease the space at the then-current market rates.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At September 30, 2004, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $16.5 million, excluding anticipated future sublease income.  See Note 15 for more information regarding our obligation to guarantee Wellspring’s leases.

Note 14 – Contingent Liabilities.

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

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt & Co. was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The Complaint stated that the plaintiff’s Pension Fund is underfunded as a result of the alleged deficiencies in our work.   The amount of damages sought were not specified. We filed an answer denying the allegations and the court has set a discovery schedule.

SEC Examination of Investment Advisers.  In December 2003, the Securities and Exchange Commission (SEC) formally asked many of the major investment consulting firms, Watson Wyatt Investment Consulting (WWIC) among them, to provide detailed information on their business structures and practices in order to determine if conflicts of interest with money managers exist.  In March 2004, WWIC completed its responses to the SEC staff’s requests for information.  WWIC has received no further inquiry from the SEC staff on this topic since that time.

Department of Justice Antitrust Investigation.  In March 2004, the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Watson Wyatt and other companies in the employee benefits industry.  The DOJ is seeking to determine whether firms which have entered into agreements with their clients limiting liability have done so in violation of U.S. antitrust laws. Watson Wyatt has been providing information to DOJ in response to the CID.

Client Demand Letter.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  The letter claimed damages “in excess of $35 million.”  We plan to meet with counsel for the client to discuss the basis of these claims.

Note 15 – Discontinued Operations.

As discussed in Note 13, the Company continues to guarantee three leases for office premises for Wellspring.  Through the first three months of fiscal year 2005, the Company received sublease income of approximately $4,000 in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of less than $0.1 million per fiscal year.

Note 16 – Recent Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  The company adopted FIN 46R effective March 31, 2004 and has included appropriate disclosure in this Form 10-Q.  Adoption of the FIN 46R has not resulted in a change in our accounting.  See Note 10 of the Consolidated Financial Statements for further information regarding the impact of adopting FIN 46R.

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

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) (FAS 106-2), which was effective as of the first quarter beginning after June 15, 2004. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.  The adoption of FAS 106-2 has not had a material effect on the financial condition or results of operations of the company.

In December 2003, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132).  FAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.   The statement was effective for fiscal years ending after December 15, 2003.  The company has adopted FAS 132 as revised and included appropriate disclosure in this Form 10-Q.

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

Note 17 – Sale of U.S.-based Public Sector Retirement Business.

In fiscal year 2002, we sold our U.S.-based public sector retirement business to Gabriel, Roeder, Smith & Company (“GRS”).  The future consideration from the sale of the U.S.-based public sector retirement business is contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

In accordance with the terms of the sale, GRS paid the Company a $0.5 million contingent payment in the first quarter of fiscal year 2004.  The amount of additional contractual cash payments over the upcoming two fiscal years is also contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through 3,850 associates in 61 offices located in 18 countries.

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

General

As of September 30, 2004, we employed 3,850 associates as follows:

Benefits Group	1,650
Technology Solutions Group	310
Human Capital Group	160
International	955
Other (including Data Services & Communication)	550
Corporate	225
Total	3,850

Principal Services

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group	Technology Solutions Group	Human Capital Group

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

The Watson Wyatt Worldwide alliance maintains 88 offices in 30 countries and employs close to 6,000 associates. Watson Wyatt & Company Holdings operates 61 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and

Ireland, and also operates one office engaged in the insurance and financial services business in the United States. The alliance operates 16 offices in 10 continental European countries, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Watson Wyatt & Company owns 25 percent of the holding company; Watson Wyatt LLP owns 75 percent.

Executive Overview

Watson Wyatt & Company Holdings is a global provider of human capital consulting services.  We provide services in three principal practice areas: Benefits, Technology Solutions and Human Capital consulting, operating from 61 offices in 18 countries throughout North America, Asia-Pacific and Latin America.  We also operate through our affiliates in Europe: Watson Wyatt LLP – which conducts operations in the United Kingdom and Ireland and in which we hold a 10 percent interest in a defined distribution pool – and Watson Wyatt Holdings (Europe) Limited, a holding company through which we conduct Continental European operations.  We own 25 percent of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt LLP owns the remaining 75 percent.  We collectively market our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals with our alliance partners.

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 60 percent of our total first quarter 2005 revenues, is the foundation of our business.  Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of many projects.  Our corporate client retention rate within our target market has remained very high, averaging over 95 percent over the past two years. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans, leverage from other practices, an improving economy, increased global demand and increased market share.  Revenue from the Benefits Group for the first quarter of fiscal year 2005 increased $1.0 million or 1 percent during the first quarter of fiscal year 2005 due to a slight increase in ongoing work for existing clients as well as new client wins.  Revenue for our Health Care consulting practice, which is also part of the Benefits Group, increased 6% during the quarter due to an increased number of projects related to health care consumerism, data analysis and strategic benefit planning.

Technology Solutions Group – Our Technology Solutions Group, accounting for 10 percent of our total first quarter fiscal year 2005 revenues, provides information technology services to our customers.  In fiscal year 2004, delays in discretionary technology spending resulted in lower revenues, but the backlog of work, which is a fairly accurate indicator of future revenues, has improved over the past three quarters.  Revenue from our Technology Solutions Group decreased $3.1 million or 15 percent during the first quarter of fiscal year 2005, however this includes $2.6 million in time spent customizing administration systems.  Related revenue will be recognized as these systems go into service.  In general, we are seeing particular acceptance of our scalable benefits administration solutions as an alternative to total business process outsourcing.  Enhancing our applications and leveraging our other segments are vital to our growth strategy.

Human Capital Group – Our Human Capital Group, accounting for 7 percent of our total first quarter fiscal year 2005 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.  Growth slowed significantly in the second half of fiscal year 2001 and continued to contract in fiscal years 2002, 2003 and 2004.  However, revenue grew by 28% over the prior-year first quarter due to significant demand for consulting in the areas of executive compensation, sales compensation and organization effectiveness.

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

The human resources consulting industry, although highly fragmented, is highly competitive and is comprised of major human capital consulting firms, specialist firms, consulting arms of accounting firms and information technology consulting firms.  Our overall revenues have been flat over the past three years, and it is clear that the competitive environment will remain challenging until the economy fully rebounds and companies are committed to spending on human capital projects.  To mitigate the pressures faced by the economic downturn, we have successfully managed costs throughout the company by leveraging our variable compensation cost structure, initiating targeted job reductions and controlling discretionary spending.  We believe we are well-positioned to take advantage of an improvement in the overall economy.

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

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2005 (September 30, 2004) and as of the end of fiscal year 2004 (June 30, 2004), Consolidated Statements of Operations for the three-month periods ended September 30, 2004 and 2003, Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2004 and 2003 and a Consolidated Statement of Changes in Stockholders’ Equity for the three-month period ended September 30, 2004.

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

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  For the most recent three fiscal years, approximately 60 to 70 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.

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

   Valuation of Billed and Unbilled Receivables from Clients

We maintain allowances for doubtful accounts to reflect estimated losses resulting from our clients’ failure to pay for our services after the services have been rendered, including allowances when customer disputes may exist.  The related provision is generally recorded as a reduction to revenue.  Our allowance policy is based on the aging of our billed and unbilled client receivables and has been developed based on our write-off history.  Facts and circumstances such as the average length of time the receivables are past due, general market conditions, current economic trends and our clients’ ability to pay may cause fluctuations in our valuation of billed and unbilled receivables.

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

As a result of a $5.6 million pre-tax non-operating gain recorded in the first quarter of fiscal year 2004, the company recorded a $5.6 million supplemental bonus accrual in the first quarter of fiscal year 2004 that was incremental to the company’s fiscal year end bonus.  This supplemental bonus amount, which was paid out in September 2004 with the regular bonus cycle, is included in salaries and employee benefits.  Management does not expect this charge to recur.

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

The following assumptions were used at the end of the past three fiscal years in the valuation of our U.S. plan, which comprises the majority of the principal defined benefit pension plans:

	Year Ended June 30
	2004	2003	2002
Discount rate	6.25%	6.00%	7.25%
Expected long-term rate of return on assets	9.00%	9.00%	10.00%
Rate of increase in compensation levels	3.34%	3.09%	4.34%

The 6.25 percent discount rate assumption used at the end of fiscal year 2004 represents a 25 basis point increase from the 6.00 percent discount rate used at the end of fiscal year 2003 and represents a 100 basis point reduction from the 7.25 percent discount rate used at the end of fiscal year 2002.  The Company’s 2004 discount rate assumption was determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption remained at 9.00 percent for fiscal year 2004. The rate of return was lowered in fiscal year 2003 from 10.00 percent at the end of fiscal year 2002.  Selection of the 9.00 percent return assumption was supported by an analysis performed by the Company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first three months of fiscal year 2005 has been (1.0)%, compared to a return of 1.9% in fiscal year 2004.

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

These changes in assumptions would have no effect on the company’s funding requirements. In addition, at June 30, 2004, a 25 basis point decrease in the discount rate would cause the accumulated benefit obligation to exceed the value of plan assets, thereby necessitating the recording of a minimum pension liability.  As a result, we would be required to record an increase in the pension liability of $53.5 million, a non-cash charge to stockholders’ equity of $32.4 million and an increase in deferred tax assets of $21.1 million.  A 25 basis point increase in the discount rate would have no impact on the liability, stockholders’ equity or deferred tax assets since there is no unfunded accumulated benefit obligation when using either a 6.25 percent or 6.50 percent discount rate.

The company's U.S. Other Postretirement Employee Benefits plan is relatively insensitive to discount rate changes due to the plan provisions that have been established to control costs and as such no sensitivity results are shown in this display.

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

Results of Operations.

The table below sets forth Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

	Three Months Ended September 30
	2004	2003

Revenue	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	55.4	61.5
Professional and subcontracted services	6.8	5.3
Occupancy, communications and other	13.7	13.8
General and administrative expenses	9.6	9.1
Depreciation and amortization	2.7	2.7
	88.2	92.4

Income from operations	11.8	7.6

Income from affiliates	1.2	1.1
Interest income, net	0.3	0.1
Other non-operating income	—	3.6

Income from continuing operations before income taxes	13.3	12.4

Provision for income taxes	5.5	5.1

Income from continuing operations	7.8%	7.3%

Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003

   Revenue.

Revenue from operations for the first quarter of fiscal year 2005 was $175.4 million, an increase of 3 percent from $171.0 million in the prior period.

The Benefits Group increased revenue $1.0 million or 1 percent during the first quarter of fiscal year 2005 due to a slight increase in ongoing work for existing clients as well as new client wins.  Revenue from our Human Capital Group increased $2.9 million or 28 percent during the first quarter of fiscal year 2005, reflecting significant demand for consulting in the areas of executive compensation, sales compensation and organization effectiveness.  Our international segment finished the quarter with revenue growth of $2.1 million or 11 percent.  However, revenue increased 8 percent on a constant currency basis.  Revenue from our Technology Solutions Group decreased $3.1 million or 15 percent, reflecting $2.6 million in time spent customizing administration systems.  Revenue for other practice areas in North America decreased $0.2 million or 2 percent during the first quarter of fiscal year 2005.

   Salaries and Employee Benefits.

Salaries and employee benefit expenses for the first quarter of fiscal year 2005 were $97.1 million, a decrease of 8 percent from $105.1 million in the prior period.  Salaries and employee benefit expenses for the first quarter of fiscal year 2004 include severance charges of $2.5 million related to job reductions in

North America and the $5.6 million supplemental bonus related to PCIC.  The net change, exclusive of these charges, was due to a higher accrual for discretionary compensation of $3.3 million, net of the exclusion of time spent customizing administration systems of $2.3 million, and lower pension and post retirement expenses of $2.5 million. As a percentage of revenue, salaries and employee benefit expenses decreased to 55.4 percent from 61.5 percent.

   Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the first quarter of fiscal year 2005 were $12.0 million, an increase of 32 percent from $9.1 million in the prior period.  The increase was mainly due to higher reimbursable expenses from clients.  As a percentage of revenue, professional and subcontracted services increased to 6.8 percent from 5.3 percent.

   Occupancy, Communications and Other.

Occupancy, communications and other expenses for the first quarter of fiscal year 2005 were $24.1 million, an increase of 3 percent from $23.5 million in the prior period.  The increase was mainly due to slightly higher costs in categories such as dues, general office and travel, net of lower rent expenses of $0.6 million.  As a percentage of revenue, occupancy, communications and other decreased to 13.7 percent from 13.8 percent.

   General and Administrative Expenses.

General and administrative expenses for the first quarter of fiscal year 2005 were $16.9 million, an increase of 8 percent from $15.6 million in the prior period.  The increase is mainly due to higher insurance costs.  As a percentage of revenue, general and administrative expenses increased to 9.6 percent from 9.1 percent.

   Depreciation and Amortization.

Depreciation and amortization for the first quarter of fiscal year 2005 and 2004 was $4.7 million.  As a percentage of revenue, depreciation and amortization remained at 2.7 percent.

   Income From Affiliates.

Income from affiliates for the first quarter of fiscal year 2005 was $2.2 million, an increase of 22 percent from $1.8 million in the prior period.  The increase was due to improved operations of Watson Wyatt LLP of $0.4 million.

   Interest Income, Net.

Interest income, net for the first quarter of fiscal year 2005 was $0.5 million, compared to $0.2 million in the prior period.  The increase was mainly due to an increase in the rate of interest earned on investments, a higher average cash balance during the first quarter of fiscal year 2005 and lower costs associated with our new credit agreement.

   Other Non-operating Income.

During fiscal years 2005 and 2004, the company received cash payments of $28,000 and $0.5 million, respectively, in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with the sale of our U.S.-based public retirement practice were contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.  During the first quarter of fiscal year 2004, the company also recorded a $5.6 million non-operating gain related to PCIC, our captive insurance company.

   Provision for Income Taxes.

Provision for income taxes for the first quarter of fiscal year 2005 was $9.6 million, compared to $8.7 million for the first quarter of fiscal year 2004. Our effective tax rate was 41.1 percent for the first three months of fiscal year 2005 and 41.0 percent for the first three months of fiscal year 2004.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

   Income From Continuing Operations.

Income from continuing operations for the first quarter of fiscal year 2005 was $13.8 million, an increase of 10% from $12.5 million in the prior period.  As a percentage of revenue, income from continuing operations increased to 7.8 percent from 7.3 percent.

   Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the first quarter of fiscal year 2005 was $0.42, compared to $0.37 for the first quarter of fiscal year 2004.

   Discontinued Operations.

In the first quarter of fiscal year 2005, the Company received sublease income of approximately $4,000 in excess of lease payments related to Wellspring, compared to $17,000 in the prior period.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2004, totaled $107.1 million, compared to $156.9 million at June 30, 2004.  The decrease in cash from June 30, 2004 to September 30, 2004, follows a typical pattern of cash flow for the company that is attributable to the payment of previously accrued discretionary compensation.  During the first quarter of fiscal year 2005, we paid $34.8 million in previously accrued discretionary compensation, $18.5 million in corporate taxes, $4.2 million for the repurchase of the company’s stock, $4.5 million in capital expenditures and $2.4 million in dividends.  These outflows of cash were offset by positive cash flow from consulting operations.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.

Our non U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs.  At September 30, 2004, $33.4 million of the total cash balance of $107.1 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

   Cash Used in Operating Activities.

Cash used in operating activities for the first three months of fiscal year 2005 was $41.3 million, compared to cash used in operating activities of $25.5 million for the first three months of fiscal year 2004.  The variance is mainly due to the prepayment of taxes during the first quarter of fiscal year 2005.  The allowance for doubtful accounts increased $1.9 million and the allowance for work in process increased $0.8 million from June 30, 2004 to September 30, 2004. The number of days of accounts receivable and work in process outstanding increased to 83 at September 30, 2004, compared to 78 at June 30, 2004 and 2003.

   Cash Used in Investing Activities.

Cash used in investing activities for the first quarter of fiscal year 2005 was $4.5 million, compared to $3.1 million for the first quarter of fiscal year 2004.  The increase can be primarily attributed to higher purchases of fixed assets of $0.9 million.

Expenditures of capital funds were $6.9 million for the first three months of fiscal year 2005.  Anticipated commitments of capital funds are estimated at $31.2 million for the remainder of fiscal year 2005, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.

   Cash From (Used in) Financing Activities.

Cash used in financing activities for the first quarter of fiscal year 2005 was $4.4 million, compared to cash from financing activities of $1.9 million for the first quarter of fiscal year 2004.  The difference can be attributed to common stock repurchases of $4.2 million and dividends paid during the first quarter of fiscal year 2005.  In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  The first quarterly dividend payment of $2.4 million was made on July 15, 2004 to shareholders of record as of June 30, 2004.  The second quarterly dividend payment was made shareholders of record as of September 30, 2004 and was accrued in these financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Remaining payments due by fiscal year as of September 30, 2004
Contractual Cash Obligations	Total	2005	2006 through 2007	2008 through 2009	Thereafter
Lease commitments	$258,246	$30,177	$63,163	$51,678	$113,228

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees

Wellspring Leases.  The Company continues to guarantee certain leases for office premises and equipment for Wellspring.  At September 30, 2004, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $16.5 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of less than $0.1 million per fiscal year.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Notes 13 and 15 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the company agreed to guarantee Watson Wyatt LLP’s performance under a lease for office space in London that expires in 2015.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.5 million based on the September 30, 2004, exchange rate) per year.  We also granted Watson Wyatt LLP an option to return the leased space to our UK subsidiary in 2009.  If Watson Wyatt LLP were to exercise this option, the company would attempt to sublease the space at the then-current market rates.

Credit Agreement

In June 2004, we reduced the size of our revolving credit facility to $50 million from $100 million in order to better align it with our business needs.  The facility is provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.20 percent of the facility, that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the company’s revolving credit facility as of September 30, 2004 or June 30, 2004.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for a fixed coverage charge, cashflow leverage ratio and asset coverage) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of September 30, 2004.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility is currently unavailable for operating needs.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.  The credit facility is scheduled to mature on June 29, 2009.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims.  Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company owned by us and two other professional services firms.  Prior to July 1, 2003, the first $5 million of coverage had a premium structure which provided that the captive insurance company would recover from the firm defending the claim approximately 75 percent of any loss up to $5 million.  This recovery occurred through insurance premium payments in subsequent years.  The company recorded an accrual for this liability.  The remaining 25 percent of any loss up to $5 million was a risk borne by the captive insurance company, which carried reinsurance in the commercial markets for most losses above $5 million.

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

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $13.4 million

IBNR liability recorded as of September 30, 2004.

Current insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and reductions in aggregate excess coverages, trends that are anticipated to continue.  We expect these trends to be reflected in our future annual insurance renewals and, as a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to reinsurers, as well as the trend toward a generally hardening insurance market, the firms that own PCIC, including the company, increased PCIC’s capital in fiscal years 2002 and 2003.  No capital contribution was provided during fiscal year 2004 or the first quarter of fiscal year 2005.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  The company adopted FIN 46R effective March 31, 2004 and has included appropriate disclosure in this Form 10-Q.  Adoption of the FIN 46R has not resulted in a change in our accounting.  See Note 10 of the Consolidated Financial Statements for further information regarding the impact of adopting FIN 46R.

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

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) (FAS 106-2), which was effective as of the first quarter beginning after June 15, 2004. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.  The adoption of FAS 106-2 has not had a material effect on the financial condition or results of operations of the company.

In December 2003, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132).  FAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.   The statement was

effective for fiscal years ending after December 15, 2003.  The company has adopted FAS 132 as revised and included appropriate disclosure in this Form 10-Q.

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

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 7 -  Retirement Benefits on page 9 through 11; Note 8 – Goodwill and Intangible Assets on pages 11 and 12; Note 13 – Guarantees on page 15; Note 14 – Contingent Liabilities on page 16; the Executive Overview on pages 20 and 21; Critical Accounting Policies and Estimates on pages 22 through 25; the discussion of our capital commitments on page 29; Off-Balance Sheet Arrangements and Contractual Obligations on page 29; Risk Management on page 30 and 31; and Part II, Item 1 “Legal Proceedings” on page 33 and 34.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue,” or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to, our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under “risk factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which was filed with the SEC on August 17, 2004, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The chief executive officer (CEO) and chief financial officer (CFO) of the company evaluated our disclosure controls and procedures as of the end of the first quarter of fiscal year 2005.  They have concluded that, as of September 30, 2004, such controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the company files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting have occurred during the first quarter that have come to management’s attention that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Our company is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and Public Company Accounting Oversight Board (PCAOB) standards for implementing Section 404 by June 30, 2005.  With regards to the company’s continuing compliance efforts, the company has completed all documentation of financial and company-wide controls.  We began testing certain key controls in the fourth quarter of fiscal year 2004 in preparation for compliance with Section 404 and plan to continue testing through the first half of fiscal year 2005 in preparation for management’s assessment in the second half of fiscal year 2005.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our internal controls will necessarily prevent all error and all fraud.  However, our management does expect that the control system provides reasonable assurance that its objectives will be met.  A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met.   In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system.  Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls.  The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.  As a result, they may require change or revision.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.  Nevertheless, management believes that the company’s internal controls over financial reporting for the first quarter of fiscal year 2005 were adequate.

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

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt & Co. was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The Complaint stated that the plaintiff’s Pension Fund is underfunded as a result of the alleged deficiencies in our work.   The amount of damages sought were not

specified. We filed an answer denying the allegations and the court has set a discovery schedule.

SEC Examination of Investment Advisers.  In December 2003, the Securities and Exchange Commission (SEC) formally asked many of the major investment consulting firms, Watson Wyatt Investment Consulting (WWIC) among them, to provide detailed information on their business structures and practices in order to determine if conflicts of interest with money managers exist.  In March 2004, WWIC completed its responses to the SEC staff’s requests for information.  WWIC has received no further inquiry from the SEC staff on this topic since that time.

Department of Justice Antitrust Investigation.  In March 2004, the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Watson Wyatt and other companies in the employee benefits industry.  The DOJ is seeking to determine whether firms which have entered into agreements with their clients limiting liability have done so in violation of U.S. antitrust laws. Watson Wyatt has been providing information to DOJ in response to the CID.

Client Demand Letter.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  The letter claimed damages “in excess of $35 million.”  We plan to meet with counsel for the client to discuss the basis of these claims.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company did not engage in any unregistered sale of equity securities during the quarter.

Issuer Purchases of Equity Securities

The table below presents specified information about the Company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 through July 31, 2004	—	$—	—	928,934
August 1, 2004 through August 31, 2004	88,000	25.37	88,000	840,934
September 1, 2004 through September 30, 2004	77,000	25.40	77,000	763,934
Total	165,000	$25.38	165,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

(2)               Incorporated by reference from Registrant’s Form 10-Q, filed on May 2, 2001

(3)               Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

(4)               Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2001

(5)               Incorporated by reference from Registrant’s Form DEF14A, filed on October 17, 2003

(6)               Incorporated by reference from Registrant’s Form DEF14A, filed on October 15, 2004

(7)               Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004

(8)               Incorporated by reference from Registrant’s Form 10-K, filed on August 17, 2004

(9)               Filed with this form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)

/s/ John J. Haley		November 9, 2004
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		November 9, 2004
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		November 9, 2004
Name:	Peter L. Childs	Date
Title:	Controller