Form 10-Q
period 2004-12-31
WATSON WYATT & CO HOLDINGS
filed 2005-02-09
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2005.

Class	Number of Shares
Class A Common Stock, $.01 par value	32,572,186

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2004

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Operations—Three and six months ended December 31, 2004 and 2003

Consolidated Balance Sheets—December 31, 2004 and June 30, 2004

Consolidated Statements of Cash Flows—Six months ended December 31, 2004 and 2003

Consolidated Statement of Changes in Stockholders’ Equity—Six months ended December 31, 2004

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Certifications

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended December 31		Six months ended December 31
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Revenue	$175,849	$170,353	$351,240	$341,336

Costs of providing services:
Salaries and employee benefits	95,194	94,374	192,270	199,447
Professional and subcontracted services	11,544	12,613	23,523	21,699
Occupancy, communications and other	27,901	25,921	52,001	49,439
General and administrative expenses	19,481	14,990	36,369	30,591
Depreciation and amortization	4,810	5,395	9,493	10,047
	158,930	153,293	313,656	311,223

Income from operations	16,919	17,060	37,584	30,113

Income from affiliates	2,724	1,048	4,930	2,838
Interest income, net	407	170	862	384
Other non-operating (expense)/income	(56)	27	(28)	6,152

Income from continuing operations before income taxes	19,994	18,305	43,348	39,487

Provision for income taxes	8,939	7,503	18,542	16,188

Income from continuing operations	11,055	10,802	24,806	23,299

Discontinued operations:

Sublease income from discontinued operations, less applicable income tax expense for the three and six months ended December 31, 2004	6	16	8	26

Net income	$11,061	$10,818	$24,814	$23,325

Basic earnings per share:
Income from continuing operations	$0.34	$0.33	$0.76	$0.70
Income from discontinued operations	—	—	—	—
Net income	$0.34	$0.33	$0.76	$0.70

Diluted earnings per share:
Income from continuing operations	$0.34	$0.32	$0.76	$0.70
Income from discontinued operations	—	—	—	—
Net income	$0.34	$0.32	$0.76	$0.70

Weighted average shares of common stock, basic (000)	32,516	33,143	32,437	33,111
Weighted average shares of common stock, diluted (000)	32,807	33,474	32,737	33,453

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	December 31,	June 30,
	2004	2004
	(unaudited)
Assets
Cash and cash equivalents	$135,082	$156,940
Receivables from clients:
Billed, net of allowances of $2,523 and $1,241	90,678	86,726
Unbilled, net of allowances of $1,037 and $456	53,880	63,108
	144,558	149,834
Deferred income taxes	11,224	15,052
Other current assets	36,407	11,388
Total current assets	327,271	333,214
Investment in affiliates	33,386	30,235
Fixed assets, net	75,343	65,438
Deferred income taxes	55,098	55,240
Goodwill and intangible assets	22,054	20,909
Other assets	6,148	7,132

Total Assets	$519,300	$512,168

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$90,098	$113,233
Income taxes payable	10,232	12,526
Total current liabilities	100,330	125,759
Accrued retirement benefits	102,403	97,984
Deferred rent and accrued lease losses	10,402	10,199
Deferred income taxes	347	628
Other noncurrent liabilities	31,512	32,414

Total Liabilities	244,994	266,984

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 33,372,880 and 33,372,880 issued and 32,562,318 and 32,317,156 outstanding	334	334
Additional paid-in capital	148,780	149,508
Treasury stock, at cost - 810,562 and 1,055,724 shares	(20,148)	(26,149)
Retained earnings	145,626	125,669
Accumulated other comprehensive gain/(loss)	(286)	(4,178)
Total Stockholders’ Equity	274,306	245,184

Total Liabilities and Stockholders’ Equity	$519,300	$512,168

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Six months ended December 31,
	2004	2003
	(Unaudited)
Cash flows from (used in) operating activities:
Net income	$24,814	$23,325
Adjustments to reconcile net income to net cash used in operating activities:
Other non-operating gain related to PCIC	—	(5,600)
Provision for doubtful receivables from clients	3,841	3,741
Depreciation	9,344	9,883
Amortization of intangible assets	149	164
Provision for deferred income taxes	3,689	5,451
Income from affiliates	(4,930)	(2,838)
Distributions from affiliates	3,069	2,285
Other, net	200	(536)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	1,435	(1,749)
Other current assets	(11,598)	(4,209)
Other assets	984	1,100
Accounts payable and accrued liabilities	(18,566)	(21,330)
Income taxes payable	(15,715)	(15,156)
Accrued retirement benefits	4,419	1,764
Deferred rent and accrued lease losses	203	1,535
Other noncurrent liabilities	(887)	(1,266)
Net cash from (used in) operating activities	451	(3,436)

Cash flows used in investing activities:
Purchases of fixed assets	(12,057)	(7,806)
TSP Capitalized software costs	(6,727)	—
Contingent payments for divestitures	(28)	552
Acquisitions and contingent consideration payments	(517)	(113)
Net cash used in investing activities	(19,329)	(7,367)

Cash flows used in financing activities:
Issuances of common stock - exercises of stock options	1,148	1,179
Issuances of common stock - employee stock purchase plan	3,632	3,278
Dividends paid	(4,857)	—
Repurchases of common stock	(4,188)	(9,776)
Net cash used in financing activities	(4,265)	(5,319)

Effect of exchange rates on cash	1,285	3,361

Decrease in cash and cash equivalents	(21,858)	(12,761)

Cash and cash equivalents at beginning of period	156,940	144,374

Cash and cash equivalents at end of period	$135,082	$131,613

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of	Common	Paid-in	Stock,	Retained	Comprehensive
	shares)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total

Balance at June 30, 2004	32,317	$334	$149,508	$(26,149)	$125,669	$(4,178)	$245,184

Comprehensive income:
Net income					24,814		24,814
Additional minimum pension liability						(362)	(362)
Foreign currency translation adjustment						4,254	4,254
Total comprehensive income							28,706
Cash dividends					(4,857)		(4,857)
Repurchases of common stock	(165)			(4,188)			(4,188)
Issuances of common stock - employee stock purchase plan shares	166		(468)	4,100			3,632
Issuances of common stock - deferred stock units	151		276	3,769			4,045
Issuances of common stock to outside directors	4		7	105			112
Issuances of common stock - stock options	89		(1,067)	2,215			1,148
Tax benefit of exercises of stock options			524				524

Balance at December 31, 2004	32,562	$334	$148,780	$(20,148)	$145,626	$(286)	$274,306

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries (collectively referred to as “we,” “Watson Wyatt”, “Watson Wyatt Company” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2005.  The results reflect certain estimates, including estimated bonuses and anticipated tax liabilities.

Note 2 – Company Background.

Watson Wyatt is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource-related technology consulting.

Note 3 – Business Combination.

On January 18, 2005, the company and Watson Wyatt LLP (WWLLP) announced the signing of a letter of intent to combine the two firms.  Watson Wyatt & Company currently owns approximately 20 percent of WWLLP and will acquire substantially all of the assets and certain liabilities of WWLLP for a purchase price of approximately $451 million in cash and stock.  The purchase price consists of approximately 11 million shares of Watson Wyatt & Company Holdings common stock and cash of approximately $158 million from existing cash reserves and borrowings.  The business combination will be accounted for using the purchase method of accounting as prescribed in FASB 141, “Business Combinations.”  The company is in the process of securing a valuation of WWLLP.

The letter of intent is non-binding and the transaction is subject to a number of conditions, including the signing of a definitive agreement, approval by stockholders of Watson Wyatt & Company Holdings and by the voting partners of WWLLP, regulatory review and customary closing conditions.  The transaction is currently scheduled to close on or before the end of the company’s fiscal year on June 30, 2005.

Note 4 – Segment Information.

In North America, the company is primarily organized and managed by practice.  Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment.  Therefore, we have five reportable operating segments or practice areas:

(1)    Benefits Group

(2)    Technology Solutions Group

(3)    Human Capital Group

(4)    International

(5)    Other (including Data Services and Communication)

The company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended December 31, 2004:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$99,810	$19,573	$14,303	$22,244	$11,218	$167,148

Net operating income	15,786	5,376	4,000	1,193	1,114	27,469

Receivables	93,815	9,253	12,747	20,163	5,956	141,934

The table below presents specified information about reported segments as of and for the three months ended December 31, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$98,428	$21,871	$11,622	$19,387	$10,942	$162,250

Net operating income/(loss)	16,722	4,042	2,144	(1,181)	(53)	21,674

Receivables	82,599	11,418	9,963	17,368	5,671	127,019

The table below presents specified information about reported segments as of and for the six months ended December 31, 2004:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$204,721	$36,755	$27,365	$43,297	$22,728	$334,866

Net operating income	39,077	8,102	6,967	1,811	3,513	59,470

Receivables	93,815	9,253	12,747	20,163	5,956	141,934

The table below presents specified information about reported segments as of and for the six months ended December 31, 2003:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$202,296	$42,140	$21,788	$38,332	$22,635	$327,191

Net operating income/(loss)	38,763	5,455	1,888	(1,247)	634	45,493

Receivables	82,599	11,418	9,963	17,368	5,671	127,019

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the consolidated amounts follow for the three and six-month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Revenue:
Total segment revenue	$167,148	$162,250	$334,866	$327,191
Reimbursable expenses not included in total segment revenue	8,038	8,889	16,279	14,848
Other, net	663	(786)	95	(703)
Consolidated revenue	$175,849	$170,353	$351,240	$341,336

Net Operating Income:
Total segment net operating income	$27,469	$21,674	$59,470	$45,493
Income from affiliates	2,724	1,048	4,930	2,838
Differences in allocation methods for depreciation, G&A, medical and pension costs (1)	(2,712)	1,925	(4,012)	3,360
(Loss)/Gain on sale of business units	(56)	27	(28)	552
Discretionary compensation	(9,413)	(5,970)	(20,413)	(19,470)
PCIC non-operating gain	—	—	—	5,600
Other, net	1,982	(399)	3,401	1,114
Consolidated income before income taxes	$19,994	$18,305	$43,348	$39,487

Receivables:
Total segment receivables - billed and unbilled	$141,934	$127,019	$141,934	$127,019
Net valuation differences (2)	2,624	9,911	2,624	9,911
Total billed and unbilled receivables	144,558	136,930	144,558	136,930
Assets not reported by segment	374,742	359,573	374,742	359,573
Consolidated assets	$519,300	$496,503	$519,300	$496,503

(1) Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment.  To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.  The decrease in the reconciling item in the second quarter of fiscal year 2005 was mainly due to an under allocation of general and administrative expenses to our segments.

(2) Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenues – cash collections and invoices generated in excess of revenue recognized in the segment revenues and cash held in suspense.

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

Note 6 – Professional Consultants Insurance Company Inc. (PCIC) Other Non-operating Gain.

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

As a result of this gain, the company also recorded a $5.6 million supplemental bonus accrual in the first quarter of fiscal year 2004 that was incremental to the company’s fiscal year end bonus, and was paid in September 2004 during the regular bonus cycle.  This supplemental bonus amount was included in Salaries and employee benefits for the first quarter of fiscal year 2004.

Note 7 – Stock-based Compensation.

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

The table below reflects the pro forma effect on net income and earnings per share for the three and six months ended December 31, 2004 and 2003 as if the company were to recognize compensation expense under the fair-value-based method of FAS 123:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net income, as reported	$11,061	$10,818	$24,814	$23,325
Add: Stock-based compensation expense included in reported net income, net of related tax effects	33	31	67	77
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(358)	(383)	(728)	(798)
Pro forma net income	$10,736	$10,466	$24,153	$22,604

Earnings per share:
Basic - as reported	$0.34	$0.33	$0.76	$0.70
Basic - pro forma	$0.33	$0.32	$0.74	$0.68

Diluted - as reported	$0.34	$0.32	$0.76	$0.70
Diluted - pro forma	$0.33	$0.31	$0.74	$0.68

Note 8 – Retirement Benefits

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (United States, Canada, Hong Kong and U.K.), benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  The non-qualified plan provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  Included in the results is our U.K. plan, which is inactive but is part of the additional minimum pension liability reported on the Consolidated Balance Sheets.  The measurement date for the plans is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s U.S. and non-U.S. defined benefit pension plans for the three and six months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Service Cost	$6,173	$6,669	$12,612	$13,337
Interest Cost	8,919	8,372	17,663	16,745
Expected return on plan assets	(10,541)	(8,958)	(20,679)	(17,916)
Amortization of transition obligation	(2)	(1)	(3)	(2)
Amortization of net loss	1,662	2,851	3,398	5,703
Amortization of prior service cost	(540)	(542)	(1,081)	(1,084)
Net periodic benefit cost	$5,671	$8,391	$11,910	$16,783

The fiscal year 2005 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2004:

Year Ended June 30, 2004
Discount rate	6.25%
Expected long-term rate of return on assets	9.00%
Rate of increase in compensation levels	3.34%

Employer contributions

The company made no contributions to the U.S. plan and $900,000 in contributions to the non-U.S. plans during the second quarter of fiscal year 2005.  We may make a contribution of up to $10 million to the U.S. plan during the remainder of the fiscal year and anticipate making $3 million in contributions to the non-U.S. plans in the last two quarters of fiscal year 2005.

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates. Prior to July 1, 2003, we matched employee contributions at 50 percent of the first 6 percent of total pay, which included base salary, overtime and annual performance-based bonuses.  Vesting of the company match occurs after three years for new employees and is 100 percent for all employees hired before January 1, 1997.  Effective July 1, 2004, the company reinstituted a match to employee contributions at a rate of 50 percent of the first 6 percent up to $60,000 of associates’ eligible compensation.  The company may also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.

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

Components of Net Periodic Benefit Cost for Other Postretirement plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and six months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Service Cost	$423	$422	$836	$843
Interest Cost	614	575	1,219	1,150
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	13	12	25	24
Amortization of net loss	(141)	(68)	(284)	(137)
Amortization of prior service cost	(106)	(156)	(212)	(312)
Net periodic benefit cost	$803	$785	$1,584	$1,568

Employer contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $700,000 and $400,000 in the three months ended December 31, 2004 and 2003, respectively, and contributions of $1.3 million and $1.0 million in the six months ended December 31, 2004 and 2003, respectively.  We plan to make additional payments estimated to total $1.3 million through the end of June 30, 2005.

Note 9 – Goodwill & Intangible Assets.

The changes in the carrying amount of goodwill for the six months ended December 31, 2004, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Balance as of June 30, 2004	$16,331	$1,449	$70	$1,292	$1,214	$20,356

Goodwill recorded during the year	—	—	—	517	—	517

Impairment losses	—	—	—	—	—	—

Translation adjustment	581	—	8	147	—	736
Balance as of December 31, 2004	$16,912	$1,449	$78	$1,956	$1,214	$21,609

The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended December 31, 2004:

	Non-contractual
	customer	Non-compete	Purchased
	relationships	agreements	software	Pension	Total

Balance as of June 30, 2004	$253	$176	$2	$124	$555
Intangible assets recorded during the year	—	—	—	—	—
Amortization expense	(102)	(46)	(1)	—	(149)
Translation adjustment	32	—	—	7	39
Balance as of December 31, 2004	$183	$130	$1	$131	$445

The following table reflects the carrying value of intangible assets at December 31, 2004 and June 30, 2004:

	December 31, 2004		June 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets and intangible pension asset:
Non-contractual customer relationships	$879	$696	$962	$503
Non-compete agreements	672	542	672	496
Purchased software	125	124	125	123
Intangible pension asset	131	—	124	—
Total intangible assets and intangible pension asset	$1,807	$1,362	$1,883	$1,122

A component of the change in the gross carrying amount of non-contractual customer relationships reflects translation adjustments between June 30, 2004 and December 31, 2004.  This intangible asset is denominated in the currencies of our subsidiaries outside the United States, and is translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at December 31, 2004, was 1.2 years.  Estimated amortization expense for the remainder of 2005 and thereafter is as follows:

Fiscal year ending June 30:	Amount
2005	$158
2006	136
2007	20
2008	—

Note 10 – Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three and six months ended December 31, 2004 and 2003.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Income from continuing operations	$11,055	$10,802	$24,806	$23,299
Discontinued operations	6	16	8	26
Net income	$11,061	$10,818	$24,814	$23,325

Weighted average outstanding shares of common stock	32,516	33,143	32,437	33,111
Dilutive effect of employee stock options and employee stock purchase plan shares	291	331	300	342

Common stock and stock equivalents	32,807	33,474	32,737	33,453

Basic earnings per share:
Income from continuing operations	$0.34	$0.33	$0.76	$0.70
Discontinued operations	—	—	—	—
Net income	$0.34	$0.33	$0.76	$0.70

Diluted earnings per share:
Income from continuing operations	$0.34	$0.32	$0.76	$0.70
Discontinued operations	—	—	—	—
Net income	$0.34	$0.32	$0.76	$0.70

Note 11 – Variable Interest Entities.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was later revised in December 2003 (FIN 46R) and effective March 31, 2004 for the company.  FIN 46(R) expands existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities, and activities of another entity.  In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary.  The primary beneficiary is defined as the company that will absorb a majority of the VIE’s expected losses or residual returns if they occur.

We have evaluated under FIN 46(R) our consolidated subsidiaries as listed in Exhibit 21 of the Form 10-K for the year ended June 30, 2004, all of our affiliates as listed in Note 4 of the same Form 10-K, and both Wellspring and Gabriel, Roeder, Smith & Company (“GRS”), and believe that our accounting and disclosure is in compliance with the pronouncement.

Investment in Affiliates consists of equity investments in three entities, Watson Wyatt Holdings (Europe) Limited (WWHE), WWLLP and PCIC, each of which is accounted for under the equity method.  The company evaluated each of these entities based on
FIN 46(R)’s criteria in order to determine the applicability of FIN 46(R).

Since the company is not obligated to absorb a majority of expected losses or residual returns in the entities it determined to be variable interest entities, the company is not required to consolidate these entities.  Therefore, the adoption of FIN 46(R) had no effect on the company.

On April 1, 1995, the company transferred its United Kingdom (“U.K.”) operations to WWLLP, an actuarial partnership based in the U.K., and received a 20% interest in the working capital of WWLLP and a 10 percent interest in a defined profit pool of WWLLP.  The company also transferred its Continental European operations to WWHE as a newly-formed holding company, jointly owned and controlled by the company and WWLLP, in exchange for 50.1 percent of its shares. Effective July 1, 1998, the company sold one-half of its investment in WWHE to WWLLP.  WWHE is now jointly owned and controlled by the company (25 percent) and WWLLP (75 percent).  While Watson Wyatt & Company, WWLLP, and WWHE remain separate legal entities, the companies have marketed their services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in WWHE of $7.3 million as of December 31, 2004.  See Note 3 for additional information regarding the company’s potential transaction with WWLLP.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  The company currently owns 34.8 percent of PCIC.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in PCIC of $7.2 million, combined with letters of credit totaling $4.9 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $12.1 million.

Note 12 – Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and changes in the cumulative translation adjustment gain or loss.  For the three months ended December 31, 2004, comprehensive income totaled $14.1 million, compared with $14.6 million for the three months ended December 31, 2003.  For the six months ended December 31, 2004, comprehensive income totaled $28.7 million, compared with $27.2 million for the six months ended December 31, 2003.

Note 13 – Restricted Shares.

In conjunction with our initial public offering in October 2000, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  At each of the first four anniversaries of our initial public offering, a portion of these shares became freely transferable.  The final 1,665,400 Class A shares became freely transferable in October, 2004.  All of these agreements expired as of December 31, 2004.

Note 14 – Guarantees.

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

Affiliate Agreements.  In 1995, we entered into an alliance agreement with R. Watson & Sons, a United Kingdom-based actuarial, benefits and human resources consulting partnership (now WWLLP - See Note 3 for additional information regarding the company’s potential transaction with WWLLP), the predecessor of which was founded in 1878.  Included in the agreements between the company and WWLLP (the “Alliance Agreements”) are various indemnities and guarantees relating to the performance of the company and its subsidiaries, some of which became part of WWHE, as to such matters as tax liabilities, liabilities for prior acts or omissions arising from the operation of the UK and European businesses prior to the alliance and failure to perform various obligations under the Alliance Agreements.  In addition, certain events, such as a sale of material parts of our business, could require the company to either purchase from or sell to WWLLP an interest in our European business and/or repurchase the shares of the company’s stock currently held by WWLLP.  The company is unable to estimate an amount of any potential future payments under these contractual arrangements because the potential occurrence of any of the events to which the indemnities apply is entirely speculative, there is no history of payments and the dollar amount, if any, would be dependent upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities and guarantees should decline with the passage of time.  There are no provisions for recourse to third parties, nor are any assets held by any third parties that the company as guarantor can liquidate to recover amounts paid under such indemnities.

The company owns 25 percent of WWHE and WWLLP owns the remaining 75 percent.  Additional capital for WWHE, if required, may be provided by both owners based on their respective ownership interests.  If either the company or WWLLP does not provide its pro rata share of any additional capital invested in WWHE, that party’s respective ownership interest will be reduced accordingly.

In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the company terminated its then existing office space in London and a new lease was entered into by WWLLP that expires in 2015.  The company agreed to guarantee Watson Wyatt LLP’s performance under this new lease.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.7 million based on the December 31, 2004, exchange rate) per year.  The company also entered into two option agreements with WWLLP with respect to the leased space.  One option agreement provides WWLLP with the right to require the company to accept a sublease of two floors of the leased space upon any termination of the alliance.  The second option agreement provides WWLLP with the right to assign the entire lease to the company on or after December 25, 2009. If Watson Wyatt LLP were to exercise either of these options, the company would attempt to sublease the space at the then-current market rates.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At December 31, 2004, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $14.8 million, excluding anticipated future sublease income.  See Note 16 for more information regarding our obligation to guarantee Wellspring’s leases.

Note 15 – Contingent Liabilities.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  We have received subpoenas and requests for information in connection with government investigations.  The matters reported on below involve the most significant pending or potential claims against us.

We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5) when it is determined that a liability is probable and reasonably estimable.  Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse effect on the company.

Government Investigations:

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

Department of Justice Antitrust Investigation.  In March 2004, the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Watson Wyatt and other companies in the employee benefits industry.  On January 20, 2005, we received a supplementary CID.  The DOJ is seeking to determine whether firms that have entered into agreements with their clients limiting liability have done so in violation of U.S. antitrust laws. Watson Wyatt has been providing information to DOJ in response to the CIDs.

New York State Attorney General.  On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.  Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt's revenue over the past four years.  Watson Wyatt has provided information to the New York State Attorney General in response to the subpoena and will continue to cooperate in the investigation.

Professional Liability Claims:

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of

Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work.  In response to a discovery request, in January the plaintiffs disclosed that their minimum damage claim is $53.7 million. Aside from defense costs, at this time, we are unable to reasonably estimate the possibility of loss or range of possible loss.

Client Demand Letter.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  The letter claimed damages “in excess of $35 million.”  Aside from defense costs, at this time, we are unable to reasonably estimate the possibility of loss or range of possible losses.  We have met and plan to meet again with counsel for the client to discuss the basis of these claims.

Other Matters:

Wyatt Bode Grabner (GmbH).  In October 2004, Watson Wyatt was served with a lawsuit by our joint venture partners, Karl Bode and Edwin Grabner.  We jointly own a business known as Wyatt Bode Grabner GmbH, which was founded in 1981 and previously conducted pension consulting in certain markets in Germany.  Drs. Bode and Grabner alleged that Watson Wyatt & Company breached non-compete provisions in the 1981 agreements as a result of WWLLP setting up its own subsidiary in Germany in 2003.  They are seeking what they allege to be the value of the business, approximately €10 million plus, or in the alternative, substantial pensions purportedly due under the 1981 agreements.  We have denied any such liability and filed our defense to the claims in November 2004.  A hearing scheduled for January 2005 has been deferred until April as the matter has been assigned to another court.  Aside from defense costs, at this time, we are unable to reasonably estimate the possibility of loss or range of possible losses.  This is not a professional liability claim, and therefore we do not believe this is covered by our insurance.

Note 16 – Discontinued Operations.

As discussed in Note 14, the company continues to guarantee three leases for office premises for Wellspring.  In accordance with the contractual arrangements pursuant to which Watson Wyatt divested its interest in Wellspring, Watson Wyatt agreed to share with State Street either costs or benefits arising from these facilities leased by Wellspring.  Since one of the three Wellspring leases is currently sub-leased at rates in excess of the lease rate, the company is contractually entitled to a share of the benefit of the excess cash flow from the sub-leases.  Through the first six months of fiscal year 2005, the company received sublease income of approximately $14,000 in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of less than $0.1 million per fiscal year.  The company’s current assessment is that the positive cash flow from the sub-leases will continue until they expire in December 2006.

Note 17 – Recent Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  The company adopted FIN 46R effective March 31, 2004 and has included appropriate disclosure in this Form 10-Q.  Adoption of FIN 46R has not resulted in a change in our accounting.  See Note 11 of the Consolidated Financial Statements for further information regarding the impact of adopting FIN 46R.

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

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).  The revised FAS 123 requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of FAS123.  The revised FAS123 is effective for all public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005.  The company is currently evaluating the impact on our financial condition and results of operations.  The company currently elects the disclosure-only provisions of Statement of FAS123.

On October 22, 2004, the American Jobs Creation Act was signed into law.  The AJCA includes a one-time election to exclude 85% of its foreign unrepatriated earnings in either fiscal year 2005 or 2006.  The Company has started evaluating the effect of the repatriation provision; however, the Company will not be able to complete the analysis until after Congress or Treasury provides additional guidance on key elements of the provision.  As a result, it is currently not practical to estimate the range of income taxes associated with repatriation.

Note 18 – Sale of U.S.-based Public Sector Retirement Business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through 3,700 associates in 60 offices located in 18 countries.

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

General

As of December 31, 2004, we employed 3,700 associates as follows:

Benefits Group	1,615
Technology Solutions Group	290
Human Capital Group	165
International	900
Other (including Data Services & Communication)	500
Corporate	230
Total	3,700

Principal Services

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group	Technology Solutions Group	Human Capital Group

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

International Operations

Outside of North America, our consultants, working in Asia-Pacific and Latin America, operate on a geographic basis from 24 offices in 16 countries and provide consulting services in the practice areas described above.

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

The Watson Wyatt Worldwide alliance maintains 88 offices in 30 countries and employs close to 5,900 associates. Watson Wyatt & Company Holdings operates 60 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and

Ireland, and also operates two offices engaged in the insurance and financial services business in the United States.  The alliance operates 16 offices in 10 continental European countries, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Watson Wyatt & Company owns 25 percent of the holding company; Watson Wyatt LLP owns 75 percent.

See Note 3 for additional information regarding the company’s potential transaction with WWLLP.

Executive Overview

Watson Wyatt is a global provider of human capital consulting services.  We provide services in three principal practice areas: Benefits, Technology Solutions and Human Capital consulting, operating from 60 offices in 18 countries throughout North America, Asia-Pacific and Latin America.  We also operate through our affiliates in Europe: Watson Wyatt LLP – which conducts operations in the United Kingdom and Ireland and in which we hold a 10 percent interest in a defined distribution pool – and Watson Wyatt Holdings (Europe) Limited, a holding company through which we conduct Continental European operations.  We own 25 percent of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt LLP owns the remaining 75 percent.  We collectively market our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals with our alliance partners.

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 57 percent of our total second quarter 2005 revenues, is the foundation of our business.  Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high, averaging over 95 percent over the past two years. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans, leverage from other practices, an improving economy, increased global demand and increased market share.  Revenue from the Benefits Group for the second quarter of fiscal year 2005 increased $1.4 million or 1 percent due to retirement work for new clients.

Technology Solutions Group – Our Technology Solutions Group, accounting for 11 percent of our total second quarter fiscal year 2005 revenues, provides information technology services to our customers.  In fiscal year 2004, delays in discretionary technology spending resulted in lower revenues, but the backlog of work, which is a fairly accurate indicator of future revenues, has improved over the past three quarters.  Revenue from our Technology Solutions Group decreased $2.3 million or 11 percent during the second quarter of fiscal year 2005. However, this decrease includes time spent customizing administration systems.  Related revenue will be recognized as these systems go into service.  Results for the group continue to be better than anticipated by management due to more strategic consulting work and faster implementation periods than planned.

Human Capital Group – Our Human Capital Group, accounting for 8 percent of our total second quarter fiscal year 2005 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.  Growth slowed significantly in the second half of fiscal year 2001 and continued to contract in fiscal years 2002, 2003 and 2004.  However, revenue grew by 23 percent over the prior-year second quarter.  As corporate governance and Sarbanes-Oxley continue to have high visibility in boardrooms, demand for executive compensation work has driven increased revenues.

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

The human resources consulting industry, although highly fragmented, is highly competitive and is comprised of major human capital consulting firms, specialist firms, consulting arms of accounting firms and information technology consulting firms.  Our overall revenues have been flat over the past three years, and it is clear that the competitive environment will remain challenging until the economy fully rebounds and companies are committed to spending on human capital projects.  To mitigate the pressures faced by the economy, we have successfully managed costs throughout the company by leveraging our variable compensation cost structure, initiating targeted job reductions and controlling discretionary spending.  We believe we are well-positioned to take advantage of an improvement in the overall economy.

In the long term, we believe that benefits spending will continue to be the largest component of U.S. corporate spending.  We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into opportunities for us.  We believe that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we are the only firm to offer a comprehensive line of benefits and human capital consulting as well as strategic technology solutions.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2005 (December 31, 2004) and as of the end of fiscal year 2004 (June 30, 2004), Consolidated Statements of Operations for the three and six-month periods ended December 31, 2004 and 2003, Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2004 and 2003 and a Consolidated Statement of Changes in Stockholders’ Equity for the six-month period ended December 31, 2004.

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

Occupancy, communications and other expenses represent expenses for rent, utilities, supplies and telephone to operate office locations as well as non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.

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

   Revenue Recognition

Revenue includes fees primarily generated from consulting services provided in the areas of employee benefits, human capital strategies and related technology solutions.  We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.  The terms of our contracts with clients are fixed and determinable and can only be changed based on agreement of both parties.  Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.

Revenue for fixed-fee arrangements, which span multiple months, is based upon the percentage of completion method.  The company typically has three types of fixed-fee arrangements:  annual recurring projects, projects of a short duration, and non-recurring system projects.  Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature.  As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the rare occasion when cost overruns could lead to the recording of a loss accrual.

Our non-recurring system projects are typically found in our Technology Solutions Group.  They tend to be more complex, to incur changes in scope as the project progresses and to be longer-term projects.  We evaluate, at least quarterly, and more often as needed, project managers’ estimates to complete to assure that the projects’ current status is properly accounted for.  Contracts are written such that, in the unexpected event that the customer terminates a contract, the company gets paid for work performed through termination.

Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation.  The periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue.  The company recognizes a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated direct and indirect costs associated with the engagement.  Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable.  The company has experienced certain costs in excess of estimates from time to time.  Management believes that it is rare, however, for these excess costs to result in overall project losses.

The company has developed various software programs and technologies that we provide to clients in connection with consulting services.  In most instances, such software is hosted and maintained by the company and ownership of the technology and rights to the related code remain with the company.  Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with the AICPA’s Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period.  As a result, and in accordance with EITF 00-3, we do not recognize revenue during the customization phase of an engagement.

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

As a result of a $5.6 million pre-tax non-operating gain recorded in the first quarter of fiscal year 2004, the company recorded a $5.6 million supplemental bonus accrual in the first quarter of fiscal year 2004 that was incremental to the company’s fiscal year end bonus.  This supplemental bonus amount, which was paid out in September 2004 during the regular bonus cycle, is included in salaries and employee benefits.  Management does not expect this charge to recur.

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

The expected long-term rate of return on assets assumption remained at 9.00 percent per annum for fiscal year 2004. The rate of return was lowered in fiscal year 2003 to 9.00 percent from 10.00 percent at the end of fiscal year 2002.  Selection of the return assumption at 9.00 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first six months of fiscal year 2005 has been 7.8 percent, compared to a return of 13.0 percent in the first six months of fiscal year 2004.

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

The company’s U.S. Other Postretirement Employee Benefits plan is relatively insensitive to discount rate changes due to the plan provisions that have been established to control costs and as such no sensitivity results are shown in this display.

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

Results of Operations.

The table below sets forth Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	54.1	55.4	54.7	58.3
Professional and subcontracted services	6.6	7.4	6.7	6.4
Occupancy, communications and other	15.9	15.2	14.8	14.5
General and administrative expenses	11.1	8.8	10.4	9.0
Depreciation and amortization	2.7	3.2	2.7	2.9
	90.4	90.0	89.3	91.1

Income from operations	9.6	10.0	10.7	8.9

Income from affiliates	1.5	0.6	1.4	0.8
Interest income, net	0.2	0.1	0.2	0.1
Other non-operating income	—	—	—	1.8

Income from continuing operations before income taxes	11.3	10.7	12.3	11.6

Provision for income taxes	5.0	4.4	5.2	4.8

Income from continuing operations	6.3%	6.3%	7.1%	6.8%

Three and Six Months Ended December 31, 2004, Compared to the Three and Six Months Ended December 31, 2003

   Revenue.

Revenue from operations for the second quarter of fiscal year 2005 was $175.8 million, an increase of 3 percent from $170.4 million in the prior period.

The Benefits Group increased revenue $1.4 million or 1 percent during the second quarter of fiscal year 2005 due to retirement work for new clients.  Revenue from our Human Capital Group increased $2.7 million or 23 percent during the second quarter of fiscal year 2005, reflecting increased demand for executive compensation work.  Our international segment finished the quarter with revenue growth of $2.9 million, or 15 percent, as a result of improving economic conditions, particularly in our Japan and Taiwan offices.  However, revenue increased 11 percent on a constant currency basis.  Revenue from our Technology Solutions Group decreased $2.3 million or 11 percent, reflecting, in part, time spent customizing administration systems.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.  Revenue for other practice areas in North America increased $0.3 million or 3 percent during the second quarter of fiscal year 2005.

Revenue from operations for the first six months of fiscal year 2005 was $351.2 million, an increase of 3 percent from $341.3 million in the prior period.

The Benefits Group increased revenue $2.4 million or 1 percent during the first six months of fiscal year 2005 due to retirement work for new clients.  Revenue from our Human Capital Group increased $5.6 million or 26 percent during the first six months of fiscal year 2005, reflecting increased demand for executive compensation work.  Our international segment finished the six months with revenue growth of $5.0 million or 13 percent, as a result of improving economic conditions, particularly in our Japan and Taiwan offices.  However, revenue increased 9 percent on a constant currency basis.  Revenue from our Technology Solutions Group decreased $5.4 million or 13 percent, reflecting $5.6 million in time spent customizing administration systems.  In accordance with EITF 00-3, revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.  Revenue for other practice areas in North America increased $0.1 million during the first six months of fiscal year 2005.

   Salaries and Employee Benefits.

Salaries and employee benefit expenses for the second quarter of fiscal year 2005 were $95.2 million, compared to $94.4 million for the second quarter of fiscal year 2004, an increase of $0.8 million or 1 percent.  Salaries and employee benefit expenses for the second quarter of fiscal year 2004 include severance charges of $0.7 million related to job reductions in North America.  The increase, exclusive of this charge, was mainly due to a higher accrual for discretionary compensation of $3.7 million, higher salaries of $1.4 million, and higher profit sharing expenses of $0.6 million, which reflects the re-instatement of the company’s 401(k) match, partially offset by the capitalization of time spent customizing in-house administration systems of $2.6 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and lower pension and post-retirement costs of $1.5 million.  As a percentage of revenue, salaries and employee benefits decreased from 55.4 percent to 54.1 percent.

Salaries and employee benefit expenses for the first six months of fiscal year 2005 were $192.3 million, compared to $199.4 million for the first six months of fiscal year 2004, a decrease of $7.1 million or 4 percent.  Salaries and employee benefit expenses for the first six months of fiscal year 2004 include severance charges of $3.2 million related to job reductions in North America and the $5.6 million supplemental bonus related to PCIC.  The increase, exclusive of these charges, was mainly due to a higher accrual for discretionary compensation of $7.0 million, increased salaries of $2.2 million and higher profit sharing expenses of $1.0 million , partially offset by the capitalization of time spent customizing in-house administration systems of $4.9 million, in accordance with AICPA’s Statement of Position 98-1, and lower pension and post-retirement costs of $3.5 million.  As a percentage of revenue, salaries and employee benefits decreased from 58.3 percent to 54.7 percent.

   Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the second quarter of fiscal year 2005 were $11.5 million, compared to $12.6 million for the second quarter of fiscal year 2004, a decrease of $1.1 million or 9 percent.  As a percentage of revenue, professional and subcontracted services decreased from 7.4 percent to 6.6 percent.

Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2005 were $23.5 million, compared to $21.7 million for the first six months of fiscal year 2004, an increase of $1.8 million or 8 percent.  As a percentage of revenue, professional and subcontracted services increased from 6.4 percent to 6.7 percent.

   Occupancy, Communications and Other.

Occupancy, communications and other expenses for the second quarter of fiscal year 2005 were $27.9 million compared to $25.9 million for the second quarter of fiscal year 2004, an increase of $2.0 million or 8 percent.  As a percentage of revenue, occupancy, communications and other increased from 15.2 percent to 15.9 percent.

Occupancy, communications and other expenses for the first six months of fiscal year 2005 were $52.0 million, compared to $49.4 million for the first six months of fiscal year 2004, an increase of $2.6 million or 5 percent.  The increase in both periods is mainly due to miscellaneous expenses, including promotional expenses and office supplies.  As a percentage of revenue, occupancy, communications and other increased from 14.5 percent to 14.8 percent.

   General and Administrative Expenses.

General and administrative expenses for the second quarter of fiscal year 2005 were $19.5 million, compared to $15.0 million for the second quarter of fiscal year 2004, an increase of $4.5 million or 30 percent.  The increase is mainly due to higher insurance costs of $1.7 million, increased legal expenses of $0.9 million, increased salaries and benefits of $0.4 million and increases in miscellaneous expenses, including expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rules.  As a percentage of revenue, general and administrative expenses increased from 8.8 percent to 11.1 percent.

General and administrative expenses for the first six months of fiscal year 2005 were $36.4 million, compared to $30.6 million for the first six months of fiscal year 2004, an increase of $5.8 million or 19 percent.  As a percentage of revenue, general and administrative expenses increased from 9.0 percent to 10.4 percent.  The increase is mainly due to higher insurance costs of $3.1 million, increased legal expenses of $0.9 million, increased salaries and benefits of $0.3 million and increases in miscellaneous expenses, including expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rules.

   Depreciation and Amortization.

Depreciation and amortization for the second quarter of fiscal year 2005 was $4.8 million, compared to $5.4 million for the second quarter of fiscal year 2004, a decrease of $0.6 million or 11 percent.  As a percentage of revenue, depreciation and amortization decreased from 3.2 percent to 2.7 percent.

Depreciation and amortization for the first six months of fiscal year 2005 was $9.5 million, compared to $10.0 million for the first six months of fiscal year 2004, a decrease of $0.5 million or 5 percent.  As a percentage of revenue, depreciation and amortization decreased from 2.9 percent to 2.7 percent.

   Income From Affiliates.

Income from affiliates for the second quarter of fiscal year 2005 was $2.7 million, compared to $1.0 million for the second quarter of fiscal year 2004, an increase of $1.7 million.  The increase was due to higher operating results of Watson Wyatt LLP of $0.7 million, improved operations of Watson Wyatt Holdings (Europe) Limited (WWHE) of $0.4 million and higher equity income of our affiliated captive insurance company, Professional Consultants Insurance Company (PCIC), of $0.6 million.

Income from affiliates for the first six months of fiscal year 2005 was $4.9 million, compared to $2.8 million for the first six months of fiscal year 2004, an increase of $2.1 million or 75 percent.  The increase was due to higher operating results of Watson Wyatt LLP of $1.2 million, improved operations of WWHE of $0.3 million and higher equity income of our affiliated captive insurance company, PCIC, of $0.6 million.

   Interest Income, Net.

Interest income, net for the second quarter of fiscal year 2005 was $0.4 million, compared to $0.2 million for the second quarter of fiscal year 2004, an increase of $0.2 million.  Interest income, net for the first six months of fiscal year 2005 was $0.9 million, compared to $0.4 million for the first six months of fiscal year 2004, an increase of $0.5 million.  The increase in both periods was due to a higher rate earned on our investments and lower expenses due to the company’s new credit agreement.

   Other Non-operating Expenses.

Other non-operating expenses for the first six months of fiscal year 2005 were negligible, compared to $6.2 million for the first six months of fiscal year 2004.  The decrease is mainly due to the $5.6 million non-operating gain the company recorded in the first quarter of fiscal year 2004 related to PCIC.  See Note 6 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During the first six months of fiscal year 2004, the company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

   Provision for Income Taxes.

Provision for income taxes for the first six months of fiscal year 2005 was $18.5 million, compared to $16.2 million for the first six months of fiscal year 2004. Our effective tax rate was 42.8 percent for the first six months of fiscal year 2005 and 41.0 percent for the first six months of fiscal year 2004.  The change in rate was due to an increase in the effective rate on foreign income.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

   Income From Continuing Operations.

Income from continuing operations for the second quarter of fiscal year 2005 was $11.1 million, compared to $10.8 million for the second quarter of fiscal year 2004, an increase of $0.3 million or 3 percent.  As a percentage of revenue, income from continuing operations remained at 6.3 percent.  Income from continuing operations for the first six months of fiscal year 2005 was $24.8 million, compared to $23.3 million for the first six months of fiscal year 2004, an increase of $1.5 million or 6 percent.  As a percentage of revenue, income from continuing operations increased from 6.8 percent to 7.1 percent.

   Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the second quarter of fiscal year 2005 were $0.34, compared to $0.32 for the second quarter of fiscal year 2004.  Diluted earnings per share, income from continuing operations for the first six months of fiscal year 2005 were $0.76, compared to $0.70 for the first six months of fiscal year 2004.

   Discontinued Operations.

The company received sublease income through the first six months of fiscal year 2005 of approximately $14,000 in excess of lease payments related to Wellspring .  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2004, totaled $135.1 million, compared to $156.9 million at June 30, 2004.  The decrease in cash from June 30, 2004 to December 31, 2004, follows a typical pattern of cash flow for the company that is attributable to the payment of previously accrued discretionary compensation.  During the first six months of fiscal year 2005, we paid $34.8 million in previously accrued discretionary compensation, $30.4 million in corporate taxes, $4.2 million for the repurchase of the company’s stock, $16.6 million in capital expenditures and $4.9 million in dividends.  These outflows of cash were funded by cash flow from consulting operations and by cash on hand.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.

Our non U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs.  At December 31, 2004, $30.4 million of the total cash balance of $135.1 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

   Cash From (Used in) Operating Activities.

Cash from operating activities for the first six months of fiscal year 2005 was $0.4 million, compared to cash used in operating activities of $3.4 million for the first six months of fiscal year 2004.

The allowance for doubtful accounts increased $1.3 million and the allowance for work in process increased $0.6 million from June 30, 2004, to December 31, 2004. The number of days of accounts receivable and work in process outstanding was 76 at December 31, 2004, compared to 78 at June 30, 2004 and 72 at December 31, 2003.

   Cash Used in Investing Activities.

Cash used in investing activities for the first six months of fiscal year 2005 was $19.3 million, compared to $7.4 million for the first six months of fiscal year 2004.  The increase can be primarily attributed to higher purchases of fixed assets of $4.3 million and cash outflows associated with the capitalization of time spent customizing in-house administration systems of $6.7 million, in accordance with AICPA’s Statement of Position 98-1.

Expenditures of capital funds were $23.6 million for the first six months of fiscal year 2005.  Anticipated commitments of capital funds are estimated at $21.1 million for the remainder of fiscal year 2005, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.  The company anticipates that future annual commitments of capital funds will include approximately $13 million in dividends and $24 to $27 million in purchases of fixed assets.  Capital of approximately $158 million required for our combination with WWLLP (see Note 13 of Notes to the Consolidated Financial Statements) will come from existing cash reserves and borrowing under our revolving credit facility.

   Cash Used in Financing Activities.

Cash used in financing activities for the second quarter of fiscal year 2005 was $4.3 million, compared to cash used in financing activities of $5.3 million for the second quarter of fiscal year 2004.  The difference can be attributed to $5.6 million in common stock repurchases and $4.9 million in quarterly dividends paid during the first six months of fiscal year 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Remaining payments due by fiscal year as of December 31, 2004
Contractual Cash Obligations	Total	2005	2006 through 2007	2008 through 2009	Thereafter
Lease commitments	$255,328	$20,555	$66,756	$54,301	$113,716

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees.

Wellspring Leases.  The company continues to guarantee certain leases for office premises and equipment for Wellspring.  At December 31, 2004, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $14.8 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of less than $0.1 million per fiscal year.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Notes 14 and 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with WWLLP in 1995, the company terminated its then existing office space in London and a new lease was entered into by WWLLP that expires in 2015.  The company agreed to guarantee WWLLP’s performance under this new lease.  Payments by WWLLP under the lease total £1.4 million (or approximately $2.7 million based on the December 31, 2004, exchange rate) per year.  The company also entered into two option agreements with WWLLP with respect to the leased space.  One option agreement provides WWLLP with the right to require the company to accept a sublease of two floors of the leased space upon any termination of the alliance.  The second option agreement provides WWLLP with the right to assign the entire lease to the company on or after December 25, 2009. If WWLLP were to exercise either of these options, the company would attempt to sublease the space at the then-current market rates.

Credit Agreement

In June 2004, we reduced the size of our revolving credit facility to $50 million from $100 million in order to better align it with our business needs.  The facility is provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.20 percent of the facility that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the company’s revolving credit facility as of June 30, 2004 or December 31, 2004.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for a fixed coverage charge, cashflow leverage ratio and asset coverage) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of December 31, 2004.

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

As of July 1, 2003, PCIC has attempted to recover through its premium structure the amounts it expects to pay out for member companies in claims losses, continuing the loss sharing formula whereby 75 percent of the losses incurred by PCIC with respect to each member are incorporated in the member’s future premium charges, and will increase such member’s premium by approximately a like amount over the next five years. PCIC now bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.  As of July 1, 2004, the captive insurance company carries reinsurance for a substantial portion of losses above $25 million.

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

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $13.6 million IBNR liability recorded as of December 31, 2004.

Current insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and reductions in aggregate excess coverages, trends that are anticipated to continue.  We expect these trends to be reflected in our future annual insurance renewals and, as a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to reinsurers, as well as the trend toward a generally hardening insurance market, the firms that own PCIC, including the company, increased PCIC’s capital in fiscal years 2002 and 2003.  No capital contribution was provided during fiscal year 2004 or the first six months of fiscal year 2005.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity.  In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues.  The company adopted FIN 46R effective March 31, 2004 and has included appropriate disclosure in this Form 10-Q.  Adoption of the FIN 46R has not resulted in a change in our accounting.  See Note 11 of the Consolidated Financial Statements for further information regarding the impact of adopting FIN 46R.

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

In December 2003, the FASB published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FAS 132).  FAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.  The statement was effective for fiscal years ending after December 15, 2003.  The company has adopted FAS 132 as revised and included appropriate disclosure in this
Form 10-Q.

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

In December 2004, the FASB published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).  The revised FAS 123 requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of FAS 123.  The revised FAS 123 is effective for all public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005.  The company is currently evaluating the impact on our financial condition and results of operations.  The company currently elects the disclosure-only provisions of Statement of FAS 123.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time election to exclude 85 percent of its foreign unrepatriated earnings in either fiscal year 2005 or 2006.  The company has started evaluating the effect of the repatriation provision; however, the company will not be able to complete the analysis until after Congress or Treasury provides additional guidance on key elements of the provision.  As a result, it is currently not practical to estimate the range of income taxes associated with repatriation.

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 8 -  Retirement Benefits on page 10 through 12; Note 9 – Goodwill and Intangible Assets on pages 12 and 13; Note 14 – Guarantees on page 16 and 17; Note 15 – Contingent Liabilities on page 17 and 18; the Executive Overview on pages 22 and 23; Critical Accounting Policies and Estimates on pages 24 through 27; the discussion of our capital commitments on page 32; Off-Balance Sheet Arrangements and Contractual Obligations on page 32 and 33; Risk Management on page 33 and 34; and Part II, Item 1 “Legal Proceedings” on page 37 and 38.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue,” or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to, our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under “risk factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which was filed with the SEC on August 17, 2004, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The chief executive officer (CEO) and chief financial officer (CFO) of the company evaluated our disclosure controls and procedures as of the end of the second quarter of fiscal year 2005.  They have concluded that, as of December 31, 2004, such controls and procedures were effectively designed to ensure that information required to be disclosed in reports that the company files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting have occurred during the second quarter that have come to management’s attention that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Our company is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and Public Company Accounting Oversight Board (PCAOB) standards for implementing Section 404 by June 30, 2005.  With regards to the company’s continuing compliance efforts, the company has completed all documentation of financial and company-wide controls.  We continue to test certain key controls in preparation for compliance with Section 404 and as the basis for management’s assessment of the adequacy and effectiveness of internal controls at the end of our fiscal year 2005.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our internal controls will necessarily prevent all error and all fraud.  However, our management does expect that the control system provides reasonable assurance that its objectives will be met.  A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met.  In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system.  Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls.  The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.  As a result, they may require change or revision.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.  Nevertheless, management believes that the company’s internal controls over financial reporting for the second quarter of fiscal year 2005 were effective.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  We have received subpoenas and requests for information in connection with government investigations.  The matters reported on below involve the most significant pending or potential claims against us.

We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5) when it is determined that a liability is probable and reasonably estimable.  Management believes, based on currently available information, that the results of all pending claims against us will not have a material adverse effect on the company.

Government Investigations:

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

Department of Justice Antitrust Investigation.  In March 2004, the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Watson Wyatt and other companies in the employee benefits industry.  On January 20, 2005, we received a supplementary CID.  The DOJ is seeking to determine whether firms that have entered into agreements with their clients limiting liability have done so in violation of U.S. antitrust laws. Watson Wyatt has been providing information to DOJ in response to the CIDs.

New York State Attorney General.  On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.  Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt’s revenue over the past four fiscal years.  Watson Wyatt has provided information to the New York State Attorney General in response to the subpoena and will continue to cooperate in the investigation.

Professional Liability Claims:

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work. In response to a discovery request, in January the plaintiffs disclosed that their minimum damage claim is $53.7 million. Aside from defense costs, at this time, we are unable to reasonably estimate the possibility of loss or range of possible loss.

Client Demand Letter.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  Aside from defense costs, at this time, we are unable to reasonably estimate the possibility of loss or range of possible losses.  The letter claimed damages “in excess of $35 million.”    We have met and plan to meet again with counsel for the client to discuss the basis of these claims.

Other Matters:

Wyatt Bode Grabner (GmbH).  In October 2004, Watson Wyatt was served with a lawsuit by our joint venture partners, Karl Bode and Edwin Grabner.  We jointly own a business known as Wyatt Bode Grabner GmbH, which was founded in 1981 and previously conducted pension consulting in certain markets in Germany.  Drs. Bode and Grabner allege that Watson Wyatt breached non-compete provisions in the 1981 agreements as a result of WWLLP setting up its own subsidiary in Germany in 2003.  They are seeking what they allege to be the value of the business, approximately €10 million plus, or in the alternative, substantial pensions purportedly due under the 1981 agreements.  We haved denied any such liability and filed our defense to the claims in November 2004.  A hearing scheduled for January 2005 has been deferred until April as the matter has been assigned to another court.  Aside from defense costs, at this time, we are unable to reasonably estimate the possibility of loss or range of possible losses.  This is not a professional liability claim, and therefore we do not believe this is covered by our insurance.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The company did not engage in any unregistered sales of equity securities during the quarter.

Issuer Purchases of Equity Securities

The company did not repurchase its own stock during the second quarter of fiscal year 2005.  The maximum number of shares that may yet be purchased under our Board of Director approved plan is 763,934.  Repurchsed stock is generally issued in connection with the company’s employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the fifth annual meeting of the stockholders of the company, held on November 19, 2004, the following matters were submitted to a vote of stockholders: (1) the election of two Class I members of the Board of Directors; and (2) a proposal to increase the number of shares that may be issued under the Compensation Plan for Outside Directors.

Proxies representing 27,801,482 shares were received (total shares outstanding as of the Record Date were 32,419,031), and the results of the meeting were as follows with respect to each matter submitted to a vote of stockholders.

Election of Class I Directors

Pursuant to the company’s Amended and Restated Certificate of Incorporation, the directorships are divided into three classes, Class I, Class II and Class III. The directorships in Class I expired as of the annual stockholders’ meeting in 2004 and will expire every three years thereafter; the directorships in Class II will expire as of the annual stockholders’ meeting in 2005 and every three years thereafter; and the directorships in Class III will expire as of the annual stockholders’ meeting in 2006 and every three years thereafter. As the term of each of the classes of directors expires, directors of the company will be elected to serve for a three-year period and until their respective successors have been duly elected and qualified.  Voting results were as follows:

Nominees for Class I Directors	For	Withheld
Term expiring at the annual meeting of stockholders in 2004
R. Michael McCullough	26,636,638	1,164,844
Paul N. Thornton	27,297,061	504,421

The directors serving in Class II and Class III and their remaining terms are as follows:

Class II Directors
Term expiring at the annual meeting of stockholders in 2005
John J. Gabarro
John J. Haley
Linda D. Rabbitt
Gene H. Wickes
John C. Wright

Class III Directors
Term expiring at the annual meeting of stockholders in 2006
Gilbert T. Ray
John B. Shoven

Approval of a proposal to increase the number of shares that may be issued under the Compensation Plan for Outside Directors

The Compensation Plan for Outside Directors is intended to provide compensation for the company’s outside directors through a combination of cash and stock grants.  Under the plan, outside directors are paid a quarterly retainer, committee and meeting fees and receive an annual stock grant for services rendered as directors.  An additional 25,000 shares of common stock were authorized and reserved for issuance under the Compensation Plan for Outside Directors at the 2004 Annual Meeting of Stockholders.

Of the proxies received, the votes were as follows:

For	Against	Abstain	Broker Non-Votes
21,040,972	2,106,287	50,211	4,604,012

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)

3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)

4	Form of Certificate Representing Common Stock(1)

10.1	Credit Agreement Among Suntrust Bank and Others dated June 30, 2004(8)

10.2	Senior Officer Deferred Compensation Plan(4)

10.3	Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares(3)

10.4	2001 Deferred Stock Unit Plan for Selected Employees(5)

10.5	Compensation Plan for Outside Directors(6)

10.6	Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 27, 2004(7)

10.7	Watson Wyatt & Company Performance Share Bonus Incentive Program(9)

21	Subsidiaries of Watson Wyatt & Company Holdings(9)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

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

Watson Wyatt & Company Holdings
(Registrant)

/s/ John J. Haley		February 9, 2005
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		February 9, 2005
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		February 9, 2005
Name:	Peter L. Childs	Date
Title:	Controller