Form 10-Q
period 2005-03-31
WATSON WYATT & CO HOLDINGS
filed 2005-05-10
CIK 1103126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2005.

Class	Number of Shares
Class A Common Stock, $.01 par value	32,701,137

WATSON WYATT & COMPANY HOLDINGS
INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Operations—Three and nine months ended March 31, 2005 and 2004

Consolidated Balance Sheets—March 31, 2005 and June 30, 2004

Consolidated Statements of Cash Flows—Nine months ended March 31, 2005 and 2004

Consolidated Statement of Changes in Stockholders’ Equity—Nine months ended March 31, 2005

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

Signatures

Certifications

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Revenue	$187,560	$180,655	$538,800	$521,991

Costs of providing services:
Salaries and employee benefits	101,730	100,231	294,000	299,678
Professional and subcontracted services	13,795	11,618	37,318	33,317
Occupancy, communications and other	27,110	28,422	79,111	77,861
General and administrative expenses	18,764	15,269	55,133	45,860
Depreciation and amortization	5,161	4,091	14,654	14,138
	166,560	159,631	480,216	470,854

Income from operations	21,000	21,024	58,584	51,137

Income from affiliates	889	2,261	5,819	5,099
Interest income, net	617	20	1,479	404
Other non-operating (expense)/income	(1,181)	45	(1,209)	6,197

Income from continuing operations before income taxes	21,325	23,350	64,673	62,837

Provision for income taxes	6,985	9,374	25,527	25,562

Income from continuing operations	14,340	13,976	39,146	37,275

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations [less applicable income tax expense for the three and nine months ended March 31, 2005 and 2004]	739	592	739	592

Sublease income from discontinued operations, less applicable income tax expense for the three and nine months ended March 31, 2005 and 2004	9	21	17	47

Net income	$15,088	$14,589	$39,902	$37,914

Basic earnings per share:
Income from continuing operations	$0.44	$0.42	$1.20	$1.13
Income from discontinued operations	0.02	0.02	0.02	0.02
Net income	$0.46	$0.44	$1.22	$1.15

Diluted earnings per share:
Income from continuing operations	$0.44	$0.42	$1.19	$1.12
Income from discontinued operations	0.02	0.02	0.02	0.02
Net income	$0.46	$0.44	$1.21	$1.14

Weighted average shares of common stock, basic (000)	32,647	32,968	32,507	33,064
Weighted average shares of common stock, diluted (000)	32,936	33,288	32,814	33,401

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$126,465	$136,940
Marketable securities	—	20,000
Receivables from clients:
Billed, net of allowances of $3,131 and $1,241	100,760	86,726
Unbilled, net of allowances of $1,291 and $456	65,231	63,108
	165,991	149,834

Deferred income taxes	15,391	15,052
Other current assets	39,229	11,388
Total current assets	347,076	333,214

Investment in affiliates	32,367	30,235
Fixed assets, net	80,008	65,438
Deferred income taxes	47,590	55,240
Goodwill and intangible assets	22,042	20,909
Other assets	6,041	7,132

Total Assets	$535,124	$512,168

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$97,062	$113,233
Income taxes payable	9,547	12,526
Total current liabilities	106,609	125,759

Accrued retirement benefits	97,723	97,984
Deferred rent and accrued lease losses	10,593	10,199
Deferred income taxes	346	628
Other noncurrent liabilities	31,209	32,414

Total Liabilities	246,480	266,984

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 33,372,880 and 33,372,880 issued and 32,693,650 and 32,317,156 outstanding	334	334
Additional paid-in capital	148,304	149,508
Treasury stock, at cost - 679,230 and 1,055,724 shares	(16,885)	(26,149)
Retained earnings	158,262	125,669
Accumulated other comprehensive gain/(loss)	(1,371)	(4,178)
Total Stockholders’ Equity	288,644	245,184

Total Liabilities and Stockholders’ Equity	$535,124	$512,168

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Nine months ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$39,902	$37,914
Adjustments to reconcile net income to net cash from operating activities:
Other non-operating gain related to PCIC	—	(5,600)
Income from discontinued operations, net of income tax expense	(739)	(592)
Provision for doubtful receivables from clients	5,967	5,610
Depreciation	14,426	13,895
Amortization of intangible assets	228	243
Provision for deferred income taxes	7,029	(2,108)
Income from affiliates	(5,819)	(5,099)
Distributions from affiliates	4,624	4,404
Other, net	755	10
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(22,124)	(13,789)
Other current assets	(9,996)	(2,315)
Other assets	1,091	1,226
Accounts payable and accrued liabilities	(11,351)	(10,080)
Income taxes payable	(20,824)	(4,477)
Accrued retirement benefits	(261)	5,089
Deferred rent and accrued lease losses	394	2,046
Other noncurrent liabilities	(481)	(1,694)
Net cash from operating activities	2,821	24,683

Cash flows (used in) from investing activities:
Purchases of marketable securities	(469,400)	(257,600)
Sales and maturities of marketable securities	489,400	286,300
Purchases of fixed assets	(20,129)	(12,334)
Capitalized software costs	(8,840)	—
Proceeds from divestitures	28	598
Acquisitions and contingent consideration payments	(517)	(114)
Net cash (used in) from investing activities	(9,458)	16,850

Cash flows used in financing activities:
Issuances of common stock - exercises of stock options	1,711	1,632
Issuances of common stock - employee stock purchase plan	5,549	5,024
Dividends paid	(7,309)	—
Repurchases of common stock	(4,188)	(12,161)
Net cash used in financing activities	(4,237)	(5,505)

Effect of exchange rates on cash	399	2,007

(Decrease) increase in cash and cash equivalents	(10,475)	38,035

Cash and cash equivalents at beginning of period	136,940	115,674

Cash and cash equivalents at end of period	$126,465	$153,709

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A Common Stock Outstanding (number of shares)	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total

Balance at June 30, 2004	32,317	$334	$149,508	$(26,149)	$125,669	$(4,178)	$245,184

Comprehensive income:
Net income	—	—	—	—	39,902	—	39,902
Additional minimum pension liability	—	—	—	—	—	(261)	(261)
Foreign currency translation adjustment	—	—	—	—	—	3,068	3,068
Total comprehensive income							42,709
Cash dividends	—	—	—	—	(7,309)	—	(7,309)
Repurchases of common stock	(165)	—	—	(4,188)	—	—	(4,188)
Issuances of common stock - employee stock purchase plan shares	252	—	(687)	6,236	—	—	5,549
Issuances of common stock - deferred stock units	151	—	276	3,769	—	—	4,045
Issuances of common stock to outside directors	6	—	11	157	—	—	168
Issuances of common stock - stock options	133	—	(1,579)	3,290	—	—	1,711
Tax benefit of exercises of stock options	—	—	775	—	—	—	775

Balance at March 31, 2005	32,694	$334	$148,304	$(16,885)	$158,262	$(1,371)	$288,644

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements

(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt & Company” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2005.  The results reflect certain estimates, including estimated bonuses and anticipated tax liabilities.

Note 2 – Revision in the Classification of Certain Securities.

In connection with recent interpretations regarding the classification of auction rate securities, the company concluded that it was appropriate to classify its auction rate securities as marketable securities instead of cash and cash equivalents, which has been the historical classification.  Auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through an auction process. Accordingly, the company has revised the classification to report these securities as marketable securities in the Consolidated Balance Sheet as of June 30, 2004.  These securities were $20 million at June 30, 2004.  The company has also made corresponding adjustments to the Consolidated Statement of Cash Flows for the nine months ended March 31, 2004, to reflect the gross purchases of $257.6 million and sales of $286.3 million of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the company’s previously reported Consolidated Statements of Cash Flows, or the company’s previously reported Consolidated Statements of Operations for any period.

At March 31, 2005, the company had no auction rate securities classified as available-for-sale short-term investments, compared to $20.0 million at June 30, 2004.  Our investments in these securities have been recorded at cost, which approximated fair value due to their variable interest rates, which typically reset every 7 to 28 days.  Despite the long-term nature of their stated contractual maturities, we have had the ability to quickly liquidate these securities.  As a result, we had no cumulative gross unrealized or realized holding gains or losses from these investments.  All income generated from these investments was recorded as interest income.

Note 3 – Business Combination.

On April 18, 2005, the company and Watson Wyatt LLP (WWLLP) announced the signing of a definitive agreement to combine the two firms.  Watson Wyatt & Company currently owns approximately 20 percent of WWLLP and will acquire the remaining assets of WWLLP for total consideration comprised of:

•                  Approximately £88.3 million in cash (approximately $168.4 million based on exchange rates on April 29, 2005); and

•                  11,040,571 shares of Watson Wyatt & Company Holdings common stock, consisting of 9,090,571 shares to be delivered at closing and up to an additional 1,950,000 shares to be issued after June 30, 2007, contingent upon the achievement by the acquired business of financial performance goals.  The market value of the stock consideration will depend upon the market price for the common stock on the date of closing.  Based on the NYSE closing stock price on April 29, 2005, the market value of the stock consideration was $291.5 million, of which $51.5 million represents the contingent stock consideration.  The ultimate number of shares of common stock to be issued as contingent consideration will not be determinable until after June 30, 2007, when achievement of the financial performance goals is assessed.

The business combination will be accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards Board No. 141, “Business Combinations” (SFAS 141).

The definitive agreement is binding and the transaction is subject to a number of conditions, including approval by stockholders of Watson Wyatt & Company Holdings of the issuance of Watson Wyatt & Company Holdings common stock in connection with the acquisition, approval of the acquisition by the voting partners of WWLLP, receipt of various regulatory and governmental approvals and customary closing conditions.

During the third quarter of fiscal year 2005, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (Pound) exposure inherent in the combination.  The forward contract provides for the purchase of £88 million at a fixed price of $164.5 million, settling on July 29, 2005.  In accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, since the forward contract is associated with a business combination that is subject to the provisions of SFAS 141 and the combination involves an equity method investment, the forward contract does not qualify for hedge accounting.  As a result, changes in fair value associated with the forward contract will be recognized in the current Consolidated Statement of Operation.  Consequently, a gain of $1.4 million was recognized during the third quarter and included in other non-operating income.

Note 4 – Segment Information.

In North America, the company is primarily organized and managed by practice.  Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment.  Therefore, we have five reportable operating segments or practice areas:

(1)          Benefits Group

(2)          Technology Solutions Group

(3)          Human Capital Group

(4)          International

(5)          Other (including Data Services and Communication)

The company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended March 31, 2005:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$114,488	$17,030	$14,633	$22,190	$9,082	$177,423
Net operating income/(loss)	24,829	874	3,622	263	(488)	29,100
Receivables	112,673	7,263	13,487	20,844	6,670	160,937

The table below presents specified information about reported segments as of and for the three months ended March 31, 2004:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$110,029	$20,258	$11,639	$22,088	$9,562	$173,576
Net operating income/(loss)	26,541	2,729	2,085	1,713	(319)	32,749
Receivables	98,713	8,830	9,569	19,148	5,321	141,581

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2005:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$319,208	$53,785	$41,998	$65,487	$31,811	$512,289
Net operating income	63,906	8,975	10,589	2,074	3,025	88,569
Receivables	112,673	7,263	13,487	20,844	6,670	160,937

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2004:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Revenue (net of reimbursable expenses)	$312,325	$62,398	$33,427	$60,420	$32,197	$500,767
Net operating income	65,304	8,184	3,973	466	315	78,242
Receivables	98,713	8,830	9,569	19,148	5,321	141,581

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the consolidated amounts follow for the three and nine-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Revenue:
Total segment revenue	$177,423	$173,576	$512,289	$500,767
Reimbursable expenses not included in total segment revenue	9,340	6,600	25,619	21,448
Other, net	797	479	892	(224)
Consolidated revenue	$187,560	$180,655	$538,800	$521,991

Net Operating Income:
Total segment net operating income	$29,100	$32,749	$88,569	$78,242
Income from affiliates	889	2,261	5,819	5,099
Differences in allocation methods for depreciation, G&A, medical and pension costs (1)	5,325	1,551	1,313	4,911
Gain on sale of business units	48	45	20	598
PCIC non-operating gain	—	—	—	5,600
Wyatt Bode Grabner loss accrual	(2,203)	—	(2,203)	—
Gain on hedge	1,392	—	1,392	—
Discretionary compensation	(11,400)	(9,700)	(31,813)	(29,170)
Other, net	(1,826)	(3,556)	1,576	(2,443)
Consolidated income before income taxes	$21,325	$23,350	$64,673	$62,837

Receivables:
Total segment receivables - billed and unbilled	$160,937	$141,581	$160,937	$141,581
Net valuation differences (2)	5,054	5,520	5,054	5,520
Total billed and unbilled receivables	165,991	147,101	165,991	147,101
Assets not reported by segment	369,133	389,338	369,133	389,338
Consolidated assets	$535,124	$536,439	$535,124	$536,439

(1) Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment.  To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.  The positive reconciling item in the quarter ended March 31, 2005 was mainly due to our absorption in the third quarter to catch up $5.5 million of under-absorption in prior quarters.  The absorption had no impact on consolidated results of operations.

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

Note 7 – Stock-based Compensation.

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for stock options issued under the 2000 Long-term Incentive Plan, and the 2001 Employee Stock Purchase Plan.  Compensation expense for the 2000 Long-term Incentive Plan, if any, would be recorded and measured as the difference between the fair market value of the stock at the date of the grant and the option price.  The compensation expense would be recognized over the five-year vesting period identified in the plan.  For any cash-based, non-stock awards, such as stock appreciation rights, compensation expense will be recognized over the vesting period to the extent that the market price of the stock increases.  We have elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123).

As required by SFAS 123, the company has determined pro forma net income and earnings per share as if the company had accounted for its stock compensation plans under the fair value method of SFAS 123.   The company estimated compensation expense for its Stock Purchase Plan based on the 15 percent discounted purchase price offered to employees enrolled in the plan, which approximates fair value.  For the Stock Option Plan, the company uses the Black-Scholes option valuation model to calculate the fair value of options granted for pro forma disclosure purposes.

The table below reflects the pro forma effect on net income and earnings per share for the three and nine months ended March 31, 2005 and 2004 as if the company were to recognize compensation expense under the fair-value-based method of SFAS 123:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net income, as reported	$15,088	$14,589	$39,902	$37,914
Add: Stock-based compensation expense included in reported net income, net of related tax effects	39	36	106	113
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(389)	(361)	(1,121)	(1,159)
Pro forma net income	$14,738	$14,264	$38,887	$36,868

Earnings per share:
Basic - as reported	$0.46	$0.44	$1.22	$1.15
Basic - pro forma	$0.45	$0.43	$1.20	$1.12

Diluted - as reported	$0.46	$0.44	$1.21	$1.14
Diluted - pro forma	$0.45	$0.43	$1.20	$1.10

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  For more information about SFAS 123R, see Note 17 of the Notes to the Consolidated Financial Statements.

Note 8 – Retirement Benefits.

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s U.S. and non-U.S. defined benefit pension plans for the three and nine months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Service Cost	$6,321	$6,682	$18,933	$20,046
Interest Cost	8,852	8,398	26,515	25,193
Expected return on plan assets	(10,363)	(8,958)	(31,042)	(26,875)
Amortization of transition obligation	(2)	(1)	(5)	(3)
Amortization of net loss	1,702	2,975	5,100	8,926
Amortization of prior service cost	(540)	(670)	(1,621)	(2,009)
Net periodic benefit cost	$5,970	$8,426	$17,880	$25,278

The fiscal year 2005 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2004:

Discount rate	6.25%
Expected long-term rate of return on assets	9.00%
Rate of increase in compensation levels	3.34%

Employer contributions

The company made $10 million of contributions to the U.S. plan and $800,000 in contributions to the non-U.S. plans during the third quarter of fiscal year 2005.  We anticipate making an additional $2 million in contributions to the non-U.S. plans in the last quarter of fiscal year 2005.

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

Components of Net Periodic Benefit Cost for Other Postretirement plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Service Cost	$422	$418	$1,257	$1,253
Interest Cost	612	583	1,831	1,749
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	13	12	38	35
Amortization of net gain	(142)	(145)	(425)	(434)
Amortization of prior service cost	(107)	(67)	(318)	(200)
Net periodic benefit cost	$798	$801	$2,383	$2,403

Employer contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $800,000 and $900,000 in the three months ended March 31, 2005 and 2004, respectively, and contributions of $2.1 million and $1.9 million in the nine months ended March 31, 2005 and 2004, respectively.  We plan to make additional payments estimated to total $800,000 through the end of June 30, 2005.

Note 9 – Goodwill & Intangible Assets.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total
Balance as of June 30, 2004	$16,331	$1,449	$70	$1,292	$1,214	$20,356
Goodwill recorded during the year	—	—	—	517	—	517
Impairment losses	—	—	—	—	—	—
Translation adjustment	530	—	8	267	—	805
Balance as of March 31, 2005	$16,861	$1,449	$78	$2,076	$1,214	$21,678

The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2005:

	Non-contractual customer relationships	Non-compete agreements	Purchased software	Pension	Total

Balance as of June 30, 2004	$253	$176	$2	$124	$555
Intangible assets recorded during the year	—	—	—	—	—
Amortization expense	(157)	(69)	(2)	—	(228)
Translation adjustment	32	—	—	5	37
Balance as of March 31, 2005	$128	$107	$—	$129	$364

The following table reflects the carrying value of intangible assets at March 31, 2005 and June 30, 2004:

	March 31, 2005		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets and intangible pension asset:
Non-contractual customer relationships	$879	$751	$962	$503
Non-compete agreements	672	565	672	496
Purchased software	125	125	125	123
Intangible pension asset	129	—	124	—
Total intangible assets and intangible pension asset	$1,805	$1,441	$1,883	$1,122

A component of the change in the gross carrying amount of non-contractual customer relationships and the intangible pension asset reflect translation adjustments between June 30, 2004 and March 31, 2005.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at March 31, 2005, was 1.0 years.  Estimated amortization expense for the remainder of 2005 and thereafter is as follows:

Fiscal year ending June 30:	Amount
2005	$78
2006	136
2007	21
2008	—
Thereafter	—

Note 10 – Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three and nine months ended March 31, 2005 and 2004.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Income from continuing operations	$14,340	$13,976	$39,146	$37,275
Discontinued operations	748	613	756	639
Net income	$15,088	$14,589	$39,902	$37,914

Weighted average outstanding shares of common stock	32,647	32,968	32,507	33,064
Dilutive effect of employee stock options and employee stock purchase plan shares	289	320	307	337

Common stock and stock equivalents	32,936	33,288	32,814	33,401

Basic earnings per share:
Income from continuing operations	$0.44	$0.42	$1.20	$1.13
Discontinued operations	0.02	0.02	0.02	0.02
Net income	$0.46	$0.44	$1.22	$1.15

Diluted earnings per share:
Income from continuing operations	$0.44	$0.42	$1.19	$1.12
Discontinued operations	0.02	0.02	0.02	0.02
Net income	$0.46	$0.44	$1.21	$1.14

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

On April 1, 1995, the company transferred its United Kingdom (“U.K.”) operations to WWLLP, an actuarial partnership based in the U.K., and received a 20 percent interest in the working capital of WWLLP and a 10 percent interest in a defined profit pool of WWLLP.  The company also transferred its Continental European operations to WWHE as a newly-formed holding company, jointly owned and controlled by the company and WWLLP, in exchange for 50.1 percent of its shares. Effective July 1, 1998, the company sold one-half of its investment in WWHE to WWLLP.  WWHE is now jointly owned and controlled by the company (25 percent) and WWLLP (75 percent).  While Watson Wyatt & Company, WWLLP, and WWHE remain separate legal entities, the companies have marketed their services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in WWHE of $7.6 million as of March 31, 2005.  See Note 3 for additional information regarding the company’s potential transaction with WWLLP.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to Watson Wyatt and two other actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  The company currently owns 34.8 percent of PCIC.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in PCIC of $5.9 million, combined with letters of credit totaling $4.9 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $10.8 million.

Note 12 – Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and changes in the cumulative translation adjustment gain or loss.  For the three months ended March 31, 2005, comprehensive income totaled $14.0 million, compared with $15.5 million for the three months ended March 31, 2004.  For the nine months ended March 31, 2005, comprehensive income totaled $42.7 million for the nine months ended March 31, 2005 and 2004.

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

Affiliate Agreements.  In 1995, we entered into an alliance agreement with R. Watson & Sons, a United Kingdom-based actuarial, benefits and human resources consulting partnership (now WWLLP - See Note 3 for additional information regarding the company’s potential transaction with WWLLP), the predecessor of which was founded in 1878.  Included in the agreements between the company and WWLLP (the “Alliance Agreements”) are various indemnities and guarantees relating to the performance of the company and its subsidiaries, some of which became part of WWHE, as to such matters as tax liabilities, liabilities for prior acts or omissions arising from the operation of the U.K. and European businesses prior to the alliance and failure to perform various obligations under the Alliance Agreements.  In addition, certain events, such as a sale of material parts of our business, could require the company to either purchase from or sell to WWLLP an interest in our European business and/or repurchase the shares of the company’s stock currently held by WWLLP.  The company is unable to estimate an amount of any potential future payments under these contractual arrangements because the potential occurrence of any of the events to which the indemnities apply is entirely speculative, there is no history of payments and the dollar amount, if any, would be dependent upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities and guarantees should decline with the passage of time.  There are no provisions for recourse to third parties, nor are any assets held by any third parties that the company as guarantor can liquidate to recover amounts paid under such indemnities.

The company owns 25 percent of WWHE and WWLLP owns the remaining 75 percent.  Additional capital for WWHE, if required, may be provided by both owners based on their respective ownership interests.  If either the company or WWLLP does not provide its pro rata share of any additional capital invested in WWHE, that party’s respective ownership interest will be reduced accordingly.

In connection with the establishment of our alliance with Watson Wyatt LLP in 1995, the company terminated its then existing office space in London and a new lease was entered into by WWLLP that expires in 2015.  The company agreed to guarantee Watson Wyatt LLP’s performance under this new lease.  Payments by Watson Wyatt LLP under the lease total £1.4 million (or approximately $2.6 million based on the March 31, 2005, exchange rate) per year.  The company also entered into two option agreements with WWLLP with respect to the leased space.  One option agreement provides WWLLP with the right to require the company to accept a sublease of two floors of the leased space upon any termination of the alliance.  The second option agreement provides WWLLP with the right to assign the entire lease to the company on or after December 25, 2009. If Watson Wyatt LLP were to exercise either of these options, the company would attempt to sublease the space at the then-current market rates.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At March 31, 2005, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $13.2 million, excluding anticipated future sublease income.  See Note 16 for more information regarding our obligation to guarantee Wellspring’s leases.

Note 15 – Contingent Liabilities.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  We have received subpoenas and requests for information in connection with government investigations.  The matters reported on below involve the most significant pending or potential claims against us.

We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable.

Government Investigations:

SEC Examination of Investment Advisers.  In December 2003, the Securities and Exchange Commission (SEC) formally asked many of the major investment consulting firms, Watson Wyatt Investment Consulting (WWIC) among them, to provide detailed information on their business structures and practices in order to determine if conflicts of interest with money managers exist.  In March 2004, WWIC completed its responses to the SEC staff’s requests for information.  In May 2005, WWIC provided additional information to SEC staff in response to comments made in connection with its inquiry and undertook to amend its Form ADV to clarify the scope of its Advanced Investment Solutions service.

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

New York State Attorney General.  On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.   Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt’s revenue over the past four years.  Watson Wyatt has provided information to the New York State Attorney General in response to the subpoena and will continue to cooperate in the investigation.

Professional Liability Claims:

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work.  In response to a discovery request, in January the plaintiffs disclosed that their minimum damage claim is $53.7 million.  We have established a reserve in the amount of our professional liability insurance self-retention for this case.

SBC Holdings, Inc..  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005 we filed a declaratory action in the U.S. District Court for the Eastern District of Michigan to compel arbitration of the matter.  On May 5, 2005, SBC filed an answer and counterclaim to the declaratory judgment action, alleging damages in excess of $46 million.  At this time, we are unable to reasonably estimate the possibility of loss or range of possible loss.

Client Demand Letter.  On February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description, and failure to advise the client of the discrepancies between the plan documents and the pension system.  The demand letter claimed damages in excess of $13 million and also sought to hold the client’s outside ERISA counsel responsible for the damages.  On March 3, 2005, we entered into a tolling agreement with the client and the client’s ERISA counsel in order to pursue resolution of this matter through mediation.  We have established a reserve in a non-material amount for this case.

Other Matters:

Wyatt Bode Grabner (GmbH).  The claim arising out of contracts relating to a joint venture has been settled for €1.7 million (or approximately $2.2 million based on the March 31, 2005, exchange rate) as a result of mediation.  This is not a professional liability claim, and therefore it is not covered by our insurance.  The settlement amount has been reflected as an other non-operating expense in the third quarter of fiscal year 2005.

Note 16 – Discontinued Operations.

As discussed in Note 14, the company continues to guarantee three leases for office premises for Wellspring.  In accordance with the contractual arrangements pursuant to which Watson Wyatt divested its interest in Wellspring, Watson Wyatt agreed to share with State Street either costs or benefits arising from these facilities leased by Wellspring.  Since one of the three Wellspring leases is currently sub-leased at rates in excess of the lease rate, the company is contractually entitled to a share of the benefit of the excess cash flow from the sub-leases.  Through the first nine months of fiscal year 2005, the company received sublease income of approximately $29,000 in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of less than $0.1 million per fiscal year.  The company’s current assessment is that the positive cash flow from the sub-leases will continue until they expire in December 2006.

During the third quarter of fiscal years 2004 and 2005, the Company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  The evaluations included an analysis of occupancy rates of Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases.  As a result of the analysis performed, the Company reduced its accrual during fiscal year

2004 by $1.0 million and by $1.25 million during fiscal year 2005, less the associated income tax expenses.  Such adjustments are reflected in the Consolidated Statement of Operations for the third quarter of fiscal years 2004 and 2005 in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”  The remaining non-current liability of $1.75 million represents management’s estimate of potential future cash outflows related to guarantees associated with Wellspring leases.

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

In December 2003, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132).  SFAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.   The statement was effective for fiscal years ending after December 15, 2003.  The company has adopted SFAS 132 as revised and included appropriate disclosure in this Form 10-Q.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) (SFAS 106-2), which was effective as of the first quarter beginning after June 15, 2004. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.  The adoption of SFAS 106-2 has not had a material effect on the financial condition or results of operations of the company.

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

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123.  SFAS 123R will be effective for public companies for the first annual reporting period beginning after June 15, 2005.  Effective July 1, 2005, the company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.  SFAS 123R permits public companies to adopt its requirements using one or two methods:

• A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

• A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company does not expect that the adoption will have a material effect on its financial statements since the company has not issued stock options since fiscal year 2002 and does not expect to grant any further options under the Long-term Incentive Plan.  Also, compensation expense currently recognized for restricted stock units is based on the market price of our common stock at the date of grant.

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between SFAS123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  Before adoption of SFAS 123R, the company plans to evaluate the impact on our financial condition and results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries, is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We implement this strategy through 3,700 associates in 61 offices located in 19 countries.

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

General

We employed the following number of associates as of March 31, 2005 and 2004:

	2005	2004
Benefits Group	1,600	1,635
Technology Solutions Group	300	330
Human Capital Group	165	150
International	900	965
Other (including Data Services & Communication)	510	575
Corporate	225	225
Total	3,700	3,880

Principal Services

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group	Technology Solutions Group	Human Capital Group

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

International Operations

Outside of North America, our consultants, working in Asia-Pacific and Latin America, operate on a geographic basis from 25 offices in 17 countries and provide consulting services in the practice areas described above.

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

The Watson Wyatt Worldwide alliance maintains 88 offices in 31 countries and employs over 5,800 associates. Watson Wyatt & Company Holdings operates 61 offices in 19 countries in North America, Latin America and Asia-Pacific. Watson Wyatt LLP operates 10 offices in the United Kingdom and Ireland, and also operates two offices engaged in the insurance and financial services business in the United States and India.  The alliance operates 15 offices in 10 continental European countries, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Watson Wyatt & Company owns 25 percent of the holding company; Watson Wyatt LLP owns 75 percent.  See Note 3 for additional information regarding the company’s potential transaction with WWLLP.

Executive Overview

Watson Wyatt is a global provider of human capital consulting services.  We provide services in three principal practice areas: Benefits, Technology Solutions and Human Capital consulting, operating from 61 offices in 19 countries throughout North America, Asia-Pacific and Latin America.  We also operate through our affiliates in Europe: Watson Wyatt LLP – which conducts operations in the United Kingdom and Ireland and in which we hold a 10 percent interest in a defined distribution pool – and Watson Wyatt Holdings (Europe) Limited, a holding company through which we conduct Continental European operations.  We own 25 percent of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt LLP owns the remaining 75 percent.  We collectively market our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals with our alliance partners.

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 61 percent of our total third quarter 2005 revenues, is the foundation of our business.  Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high, averaging over 95 percent over the past two years. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans, leverage from other practices, an improving economy, increased global demand and increased market share.  Revenue from the Benefits Group for the third quarter of fiscal year 2005 increased $4.5 million or 4 percent due to the retirement and healthcare practice, as well as additional project work for new clients.

Technology Solutions Group – Our Technology Solutions Group, accounting for 9 percent of our total third quarter fiscal year 2005 revenues, provides information technology services to our customers.  In fiscal year 2004, delays in discretionary technology spending resulted in lower revenues, but the backlog of work, which is a fairly accurate indicator of future revenues, has improved over the past three quarters.  Revenue from our Technology Solutions Group decreased $3.2 million or 16 percent during the third quarter of fiscal year 2005.  However, this decrease includes time spent customizing administration systems.  Related revenue will be recognized as these systems go into service.

Human Capital Group – Our Human Capital Group, accounting for 8 percent of our total third quarter fiscal year 2005 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.  Growth slowed significantly in the second half of fiscal year 2001 and continued to contract in fiscal years 2002, 2003 and 2004.  However, revenue grew by 26 percent over the prior-year third quarter.  This increase reflects continued strong demand for executive compensation work and for project work related to strategic rewards.

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

In the long term, we believe that benefits spending will continue to be the largest component of U.S. corporate spending.  We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into opportunities for us.  We believe that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique combination of benefits and human capital consulting as well as strategic technology solutions.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2005 (March 31, 2005) and as of the end of fiscal year 2004 (June 30, 2004), Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2005 and 2004, Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2005 and 2004 and a Consolidated Statement of Changes in Stockholders’ Equity for the nine-month period ended March 31, 2005.

We operate globally as an alliance with our affiliates.  However, the revenues and operating expenses in the Consolidated Statements of Operations reflect solely the results of operations of Watson Wyatt & Company Holdings. Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the “Income from affiliates” line. Our affiliates are Watson Wyatt LLP, Watson Wyatt Holdings (Europe) Limited and PCIC, our captive insurance company.

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

As a result of a $5.6 million pre-tax non-operating gain recorded in the first quarter of fiscal year 2004, the company recorded a $5.6 million supplemental bonus accrual in the first quarter of fiscal year 2004 that was incremental to the company’s fiscal year end bonus.  This supplemental bonus amount, which was paid out in September 2004 during the regular bonus cycle, is included in salaries and employee benefits.  Management does not expect this supplemental bonus to recur.

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

The expected long-term rate of return on assets assumption remained at 9.00 percent per annum for fiscal year 2004. The rate of return was lowered in fiscal year 2003 to 9.00 percent from 10.00 percent at the end of fiscal year 2002.  Selection of the return assumption at 9.00 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first nine months of fiscal year 2005 has been 4.8 percent, compared to a return of 14.0 percent in the first nine months of fiscal year 2004.

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

However, our estimated IBNR liability will fluctuate if claims experience changes over time.

Results of Operations.

The table below sets forth Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	54.1	55.5	54.6	57.4
Professional and subcontracted services	7.4	6.4	6.9	6.4
Occupancy, communications and other	14.5	15.7	14.7	14.9
General and administrative expenses	10.0	8.5	10.2	8.8
Depreciation and amortization	2.8	2.3	2.7	2.7
	88.8	88.4	89.1	90.2

Income from operations	11.2	11.6	10.9	9.8

Income from affiliates	0.5	1.3	1.0	0.9
Interest income, net	0.3	—	0.3	0.1
Other non-operating income	(0.6)	—	(0.2)	1.2

Income from continuing operations before income taxes	11.4	12.9	12.0	12.0

Provision for income taxes	3.8	5.2	4.7	4.9

Income from continuing operations	7.6%	7.7%	7.3%	7.1%

Three and Nine Months Ended March 31, 2005, Compared to the Three and Nine Months Ended March 31, 2004

Revenue.

Revenue from operations for the third quarter of fiscal year 2005 was $187.6 million, an increase of 4 percent from $180.7 million in the prior period.

The Benefits Group increased revenue $4.5 million or 4 percent during the third quarter of fiscal year 2005 due to the retirement and healthcare practices, as well as additional project work for existing clients.  Revenue from our Human Capital Group increased $3.0 million or 26 percent during the third quarter of fiscal year 2005, reflecting continued strong demand for executive compensation work and for project work related to strategic rewards.  Our international segment finished the quarter with revenue growth of $0.1 million, as a result of improving economic conditions, particularly in our Japan and Taiwan offices.  However, revenue decreased 2 percent on a constant currency basis.  Revenue from our Technology Solutions Group decreased $3.2 million or 16 percent, reflecting, in part, time spent customizing administration systems.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.  Revenue for other practice areas in North America decreased $0.5 million or 5 percent during the third quarter of fiscal year 2005.

Revenue from operations for the first nine months of fiscal year 2005 was $538.8 million, an increase of 3 percent from $522.0 million in the prior period.

The Benefits Group increased revenue $6.9 million or 2 percent during the first nine months of fiscal year 2005 due to the retirement and healthcare practices, as well as additional project work for existing clients.  Revenue from our Human Capital Group increased $8.6 million or 26 percent during the first nine months of fiscal year 2005, reflecting continued strong demand for executive compensation work and project work related to strategic rewards.  Our international segment finished the nine months with reported revenue growth of $5.1 million or 8 percent, with growth on a constant currency basis of 5% resulting from improving economic conditions, particularly in our Japan and Taiwan offices.  Revenue from our Technology Solutions Group decreased $8.6 million or 14 percent, reflecting, in part, time spent customizing administration systems.  In accordance with EITF 00-3, revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.  Revenue for other practice areas in North America decreased $0.4 million during the first nine months of fiscal year 2005.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the third quarter of fiscal year 2005 were $101.7 million, compared to $100.2 million for the third quarter of fiscal year 2004, an increase of $1.5 million or 1 percent.  The increase was mainly due to higher salaries of $2.0 million, higher profit sharing expenses of $1.5 million, which reflects the re-instatement of the company’s 401(k) match, higher benefits of $1.0 million and a higher accrual for discretionary compensation of $1.1 million, partially offset by the capitalization of time spent customizing in-house administration systems of $2.1 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and lower pension and post-retirement costs of $1.7 million.  As a percentage of revenue, salaries and employee benefits decreased from 55.5 percent to 54.2 percent.

Salaries and employee benefit expenses for the first nine months of fiscal year 2005 were $294.0 million, compared to $299.7 million for the first nine months of fiscal year 2004, a decrease of $5.7 million or 2 percent.  Salaries and employee benefit expenses for the first nine months of fiscal year 2004 include severance charges of $3.2 million related to job reductions in North America and the $5.6 million supplemental bonus related to PCIC.  The increase, exclusive of these charges, was mainly due to a higher accrual for discretionary compensation of $8.1 million, higher salaries of $3.7 million, higher profit sharing expenses of $2.5 million, which reflects the re-instatement of the company’s 401(k) match and higher benefits of $1.1 million, partially offset by the capitalization of time spent customizing in-house administration systems of $7.0 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and lower pension and post-retirement costs of $5.2 million.  As a percentage of revenue, salaries and employee benefits decreased from 57.4 percent to 54.6 percent.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the third quarter of fiscal year 2005 were $13.8 million, compared to $11.6 million for the third quarter of fiscal year 2004, an increase of $2.2 million or 19 percent.  As a percentage of revenue, professional and subcontracted services increased from 6.4 percent to 7.4 percent.

Professional and subcontracted services used in consulting operations for the first nine months of fiscal year 2005 were $37.3 million, compared to $33.3 million for the first nine months of fiscal year 2004, an increase of $4.0 million or 12 percent.  For both periods, the increase is attributable to reimbursable expenses incurred on behalf of clients.  As a percentage of revenue, professional and subcontracted services increased from 6.4 percent to 6.9 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the third quarter of fiscal year 2005 were $27.1 million compared to $28.4 million for the third quarter of fiscal year 2004, a decrease of $1.3 million or 5 percent.  The decrease is mainly attributable to a decrease in rent and utilities.  As a percentage of revenue, occupancy, communications and other decreased from 15.7 percent to 14.5 percent.

Occupancy, communications and other expenses for the first nine months of fiscal year 2005 were $79.1 million, compared to $77.9 million for the first nine months of fiscal year 2004, an increase of $1.2 million or 2 percent.  The increase is mainly due to miscellaneous expenses, including travel, promotional expenses, office supplies, repairs and maintenance and dues and entertainment, partially offset by a reduction in rent and utilities.  As a percentage of revenue, occupancy, communications and other decreased from 14.9 percent to 14.7 percent.

General and Administrative Expenses.

General and administrative expenses for the third quarter of fiscal year 2005 were $18.8 million, compared to $15.3 million for the third quarter of fiscal year 2004, an increase of $3.5 million or 23 percent.  As a percentage of revenue, general and administrative expenses increased from 8.5 percent to 10.0 percent.

General and administrative expenses for the first nine months of fiscal year 2005 were $55.1 million, compared to $45.9 million for the first nine months of fiscal year 2004, an increase of $9.2 million or 20 percent.  The increase in both periods is mainly due to higher insurance costs, increased legal expenses and expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rules.  As a percentage of revenue, general and administrative expenses increased from 8.8 percent to 10.2 percent.

Depreciation and Amortization.

Depreciation and amortization for the third quarter of fiscal year 2005 was $5.2 million, compared to $4.1 million for the third quarter of fiscal year 2005, an increase of $1.1 million or 27 percent.  As a percentage of revenue, depreciation and amortization increased from 2.3 percent to 2.8 percent.

Depreciation and amortization for the first nine months of fiscal year 2005 was $14.7 million, compared to $14.1 million for the first nine months of fiscal year 2004, an increase of $0.6 million or 4 percent.  As a percentage of revenue, depreciation and amortization remained at 2.7 percent.

Income From Affiliates.

Income from affiliates for the third quarter of fiscal year 2005 was $0.9 million, compared to $2.3 million for the third quarter of fiscal year 2004, a decrease of $1.4 million.  The decrease was due to our share of lower operating results of PCIC of $1.8 million, partially offset by higher equity income in WWHE of $0.3 million and higher equity income in WWLLP of $0.2 million.

Income from affiliates for the first nine months of fiscal year 2005 was $5.8 million, compared to $5.1 million for the first nine months of fiscal year 2004, an increase of $0.7 million or 14 percent.   The increase was due to our share of higher operating results of Watson Wyatt LLP of $1.3 million, increased equity income in WWHE of $0.6 million, partially offset by lower equity income in PCIC of $1.1 million.

Interest Income, Net.

Interest income, net for the third quarter of fiscal year 2005 was $0.6 million, compared to $20,000 for the third quarter of fiscal year 2004.  Interest income, net for the first nine months of fiscal year 2005 was $1.5 million, compared to $0.4 million for the first nine months of fiscal year 2004, an increase of $1.1 million.  The increase in both periods was due to a higher rate earned on our investments and lower expenses due to the company’s new credit agreement.

Other Non-operating Expenses.

In the third quarter of fiscal year 2005, the company recognized a settlement cost of $2.2 million related to the claim by Wyatt Bode Grabner discussed in Note 15, recorded a $1.4 million gain associated with the forward contract discussed in Note 2 and spent $0.4 million to external advisors for strategic consulting.  The non-operating gain for the first nine months of fiscal year 2004 includes a $5.6 million gain the company recorded in the first quarter of fiscal year 2004 related to PCIC.  See Note 6 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During the first nine months of fiscal year 2004, the company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

Provision for Income Taxes.

Provision for income taxes for the first nine months of fiscal year 2005 was $25.5 million, compared to $25.6 million for the first nine months of fiscal year 2004. Our effective tax rate was 39.5 percent for the first nine months of fiscal year 2005 and 40.7 percent for the first nine months of fiscal year 2004.  The tax rate decrease is due to a tax benefit in the third quarter related to the reversal of income tax contingency accruals due to the lapse of the statutory periods for assessing tax for 2001, offset by an increase related to tax, net of foreign tax credits, on dividends from foreign subsidiaries.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the third quarter of fiscal year 2005 was $14.3 million, compared to $14.0 million for the third quarter of fiscal year 2004, an increase of $0.3 million or 2 percent.  As a percentage of revenue, income from continuing operations decreased from 7.7 percent to 7.6 percent.  Income from continuing operations for the first nine months of fiscal year 2005 was $39.1 million, compared to $37.3 million for the first nine months of fiscal year 2004, an increase of $1.8 million or 3 percent.  As a percentage of revenue, income from continuing operations increased from 7.1 percent to 7.3 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the third quarter of fiscal year 2005 was $0.44, compared to $0.42 in fiscal year 2004.  Diluted earnings per share, income from continuing operations for the first nine months of fiscal year 2005 was $1.19, compared to $1.12 for the first nine months of fiscal year 2004.

Discontinued Operations.

The company received sublease income through the first nine months of fiscal year 2005 of approximately $29,000 in excess of lease payments related to Wellspring.

Also, discontinued operations for the third quarter of fiscal years 2005 and 2004 reflect the reduction of the company’s accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.25 million and $1.0 million, respectively, less the associated income tax expenses.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2005, totaled $126.5 million, compared to $136.9 million at June 30, 2004.  The decrease in cash from June 30, 2004 to March 31, 2005, follows a typical pattern of cash flow for the company that is attributable to the payment of previously accrued discretionary compensation.  During the first nine months of fiscal year 2005, we paid $34.8 million in previously accrued discretionary compensation, a $10 million pension contribution, $38.9 million in corporate taxes, $4.2 million for the repurchase of the company’s stock, $20.1 million in capital expenditures and $7.3 million in dividends.  These outflows of cash were funded by cash flow from current consulting operations and from currently available resources.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options.

Our non U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs.  At March 31, 2005, $30.1 million of the total cash balance of $126.5 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash From Operating Activities.

Cash from operating activities for the first nine months of fiscal year 2005 was $2.8 million, compared to cash from operating activities of $24.7 million for the first nine months of fiscal year 2004.  The decrease is principally attributable to increased accounts receivable, taxes and the timing of insurance payments, offset by a reduction of our pension liability due to our pension contribution.

The allowance for doubtful accounts increased $1.9 million and the allowance for work in process increased $0.8 million from June 30, 2004, to March 31, 2005. The number of days of accounts receivable and work in process outstanding was 85 at March 31, 2005, compared to 78 at June 30, 2004.

Cash (Used in) From Investing Activities.

Cash used in investing activities for the first nine months of fiscal year 2005 was $9.5 million, compared to $16.9 million from investing activities for the first nine months of fiscal year 2004.  The increase can be primarily attributed to higher purchases of fixed assets of $7.8 million and costs associated with the capitalization of time spent customizing in-house administration systems of $8.8 million, in accordance with AICPA’s Statement of Position 98-1, and purchases of marketable securities of $212.5 million, partially offset by sales and maturities of marketable securities of $203.8 million.  We have made reclassifications to our Consolidated Statement of Cash Flows for the nine months ended March 31, 2004 to reflect the gross purchases and sales of dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents.  Refer to Note 2 to the Consolidated Financial Statements for additional information.

Expenditures of capital funds were $36.8 million for the first nine months of fiscal year 2005, including the $8.8 million spent for customizing in-house administrative systems.  Anticipated commitments of capital funds are estimated at $10 million for the remainder of fiscal year 2005, mainly for dividends, funds spent for customizing in-house administrative systems, computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.  The company anticipates that future annual commitments of capital funds will include approximately $13 million in dividends and $24 to $27 million in purchases of fixed assets.  Capital of approximately $165 million required for our combination with WWLLP (see Note 3 of Notes to the Consolidated Financial Statements) will come from existing cash reserves and borrowing under our revolving credit facility.

Cash Used in Financing Activities.

Cash used in financing activities for the third quarter of fiscal year 2005 was $4.2 million, compared to cash used in financing activities of $5.5 million for the third quarter of fiscal year 2004.  The difference can be attributed to $8.0 million in fewer common stock repurchases due to the fact that the company’s trading window remained closed as a result of the impending business combination with WWLLP, partially offset by $7.3 million in quarterly dividends paid during the first nine months of fiscal year 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Remaining payments due by fiscal year as of March 31, 2005
Contractual Cash Obligations	Total	2005	2006 through 2007	2008 through 2009	Thereafter
Lease commitments	$248,921	$10,254	$67,617	$55,065	$115,985

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees.

Wellspring Leases.  The company continues to guarantee certain leases for office premises and equipment for Wellspring.  At March 31, 2005, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $13.2 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of less than $0.1 million per fiscal year.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Notes 14 and 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with WWLLP in 1995, the company terminated its then existing office space in London and a new lease was entered into by WWLLP that expires in 2015.  The company agreed to guarantee WWLLP’s performance under this new lease.  Payments by WWLLP under the lease total £1.4 million (or approximately $2.6 million based on the March 31, 2005, exchange rate) per year.  The company also entered into two option agreements with WWLLP with respect to the leased space.  One option agreement provides WWLLP with the right to require the company to accept a sublease of two floors of the leased space upon any termination of the alliance.  The second option agreement provides WWLLP with the right to assign the entire lease to the company on or after December 25, 2009. If WWLLP were to exercise either of these options, the company would attempt to sublease the space at the then-current market rates.

Credit Agreement

In June 2004, we reduced the size of our revolving credit facility to $50 million from $100 million in order to better align it with our business needs.  The facility is provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.20 percent of the facility that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the company’s revolving credit facility as of June 30, 2004 or March 31, 2005.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for a fixed coverage charge, cashflow leverage ratio and asset coverage) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of March 31, 2005.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility is currently unavailable for operating needs.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.  The credit facility is scheduled to mature on June 29, 2009.

In connection with the acquisition of WWLLP, we are currently in discussions with our bank group regarding a new revolving credit facility for the amount of $200 million.  We expect that covenants to be included in this new facility will be consistent with those included in our credit facilities historically.  As compared to our current credit facility, we expect that the new revolving credit facility will extend the termination date from June 30, 2009 to approximately June 30, 2010, and will involve additional participating banks.

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

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $13.7 million IBNR liability recorded as of March 31, 2005.

Current insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and reductions in aggregate excess coverages, trends that are anticipated to continue.  We expect these trends to be reflected in our future annual insurance renewals and, as a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to reinsurers, as well as the trend toward a generally hardening insurance market, the firms that own PCIC, including the company, increased PCIC’s capital in fiscal years 2002 and 2003.  No capital contribution was provided during fiscal year 2004 or the first nine months of fiscal year 2005, although the PCIC Board of Directors has approved a resolution in their meeting on April 19, 2005 to require a capital contribution from the company of approximately $4.9 million within the next three months.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The issuance of SAB 104 has not had an effect on our revenue recognition policies as they are in accordance with SAB 104.

In December 2003, the FASB published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132).  SFAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.   The statement was effective for fiscal years ending after December 15, 2003.  The company has adopted SFAS 132 as revised and included appropriate disclosure in this Form 10-Q.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) (SFAS 106-2), which was effective as of the first quarter beginning after June 15, 2004. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.  The adoption of SFAS 106-2 has not had a material effect on the financial condition or results of operations of the company.

In June 2004, the Emerging Issues Task Force (EITF) issued EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock if the Investor Has

the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee”.  This EITF indicates that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee.  The issuance of EITF 02-14 has not had an effect on our accounting for equity investments which has been in accordance with EITF 02-14.

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123.  SFAS 123R will be effective for public companies for the first annual reporting period after June 15, 2005.  Effective July 1, 2005, the company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.  SFAS 123R permits public companies to adopt its requirements using one or two methods:

• A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

• A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company does not expect that the adoption will have a material effect on its financial statements since the company has not issued stock options since fiscal year 2002 and does not expect to grant any further options under the Long-term Incentive Plan.  Also, compensation expense currently recognized for restricted stock units is based on the market price of our common stock at the date of grant.

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  Before adoption of SFAS 123R, the company plans to evaluate the impact on our financial condition and results of operations.

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

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 8 -  Retirement Benefits on pages 11 through 13; Note 9 – Goodwill and Intangible Assets on pages 13 and 14; Note 14 – Guarantees on pages 17 and 18; Note 15 – Contingent Liabilities on pages 18 and 19; the Executive Overview on pages 23 and 24; Critical Accounting Policies and Estimates on pages 25 through 28; the discussion of our capital expenditures on page 33; Off-Balance Sheet Arrangements and Contractual Obligations on page 34; Risk Management on pages 35 and 36; and Part II, Item 1 “Legal Proceedings” on pages 39 through 40.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”,

“believe”, “estimate”, “plan”, “intend”, “continue”, or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to risks and uncertainties specific to our transaction with WWLLP, including adverse effects on the market price of the company’s common stock and on the company’s operating results because of failure to complete the transaction (due to failure to obtain stockholder or regulatory approvals or to satisfy all of the other conditions to the transaction), failure by the parties to successfully integrate their respective businesses, processes and systems in a timely and cost-effective manner, significant transaction costs expected, unknown liabilities relating to the transaction or the acquired business, the success of the company’s marketing, development and sales programs following the transaction, the company’s ability to maintain client relationships and attract new clients following the transaction, the company’s ability to achieve cost reductions after the transaction, general economic and business conditions that affect the company following the transaction, the level of capital resources required for ongoing operations and future acquisitions, post-closing sales of the company’s common stock received by former Watson Wyatt LLP partners, and other economic, business, competitive and/or regulatory factors affecting the proposed transaction, and other factors, including but not limited to, our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under “risk factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which was filed with the SEC on August 17, 2004, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

See Note 3 for further information regarding our handling of risk associated with the proposed business combination.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The chief executive officer (CEO) and chief financial officer (CFO) of the company evaluated our disclosure controls and procedures as of the end of the third quarter of fiscal year 2005.  Based on this evaluation, they have concluded that, as of March 31, 2005, such controls and procedures were effective, such that information required to be disclosed in reports that the company files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such disclosure.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Our company is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and Public Company Accounting Oversight Board (PCAOB) standards for implementing Section 404 by June 30, 2005.  With regards to the company’s continuing compliance efforts, the company continues to test certain key controls in preparation for compliance with Section 404 and as the basis for management’s assessment of the adequacy and effectiveness of internal control over financial reporting at the end of our fiscal year 2005.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud.  However, our management does expect that the control system provides reasonable assurance that its objectives will be met.  A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met.   In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system.  Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls.  The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.  As a result, they may require change or revision.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.  Nevertheless, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  We have received subpoenas and requests for information in connection with government investigations.  The matters reported on below involve the most significant pending or potential claims against us.

We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable.

Government Investigations:

SEC Examination of Investment Advisers.  In December 2003, the Securities and Exchange Commission (SEC) formally asked many of the major investment consulting firms, Watson Wyatt Investment Consulting (WWIC) among them, to provide detailed information on their business structures and practices in order to determine if conflicts of interest with money managers exist.  In March 2004, WWIC completed its responses to the SEC staff’s requests for information.  In May 2005, WWIC provided additional information to SEC staff in response to comments made in connection with its inquiry and undertook to amend its Form ADV to clarify the scope of its Advanced Investment Solutions service.

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

New York State Attorney General.  On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.   Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt’s revenue over the past four years.  Watson Wyatt has provided information to the New York State Attorney General in response to the subpoena and will continue to cooperate in the investigation.

Professional Liability Claims:

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work.  In response to a discovery request, in January the plaintiffs disclosed that their minimum damage claim is $53.7 million.  We have established a reserve in the amount of our professional liability insurance self-retention for this case.

SBC Holdings, Inc..  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005 we filed a declaratory action in the U.S. District Court for the Eastern District of Michigan to compel arbitration of the matter.  On May 5, 2005, SBC filed an answer and counterclaim to the declaratory judgment action, alleging damages in excess of $46 million.  At this time, we are unable to reasonably estimate the possibility of loss or range of possible loss.

Client Demand Letter.  On February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description, and failure to advise the client of the discrepancies between the plan documents and the pension system.  The demand letter claimed damages in excess of $13 million and also sought to hold the client’s outside ERISA counsel responsible for the damages.  On March 3, 2005, we entered into a tolling agreement with the client and the client’s ERISA counsel in order to pursue resolution of this matter through mediation.  We have established a reserve in a non-material amount for this case.

Other Matters:

Wyatt Bode Grabner (GmbH).  The claim arising out of contracts relating to a joint venture has been settled for €1.7 million (or approximately $2.2 million based on the March 31, 2005, exchange rate) as a result of mediation.  This is not a professional liability claim, and therefore it is not covered by our insurance.  The settlement amount has been reflected as an other non-operating expense in the third quarter of fiscal year 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The company did not engage in any unregistered sales of equity securities during the quarter.

Issuer Purchases of Equity Securities

The company did not repurchase its own stock during the third quarter of fiscal year 2005.  The maximum number of shares that may yet be re-purchased under our Board of Director approved plans is 763,934.  Shares that the company repurchases are generally issued in connection with the company’s employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)

3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)

4	Form of Certificate Representing Common Stock(1)

10.1	Credit Agreement Among Suntrust Bank and Others dated June 30, 2004(7)

10.2	Senior Officer Deferred Compensation Plan(3)

10.3	2001 Deferred Stock Unit Plan for Selected Employees(4)

10.4	Compensation Plan for Outside Directors(5)

10.5	Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 27, 2004(6)

10.6	Watson Wyatt & Company Performance Share Bonus Incentive Program(8)

10.7	First Amendment to Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 22, 2005(9)

21	Subsidiaries of Watson Wyatt & Company Holdings(9)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

(1)          Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000

(2)          Incorporated by reference from Registrant’s Form 10-Q, filed on May 2, 2001

(3)          Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2001

(4)          Incorporated by reference from Registrant’s Form DEF14A, filed on October 17, 2003

(5)          Incorporated by reference from Registrant’s Form DEF14A, filed on October 15, 2004

(6)          Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004

(7)          Incorporated by reference from Registrant’s Form 10-K, filed on August 17, 2004

(8)          Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2005

(9)          Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings

(Registrant)

/s/ John J. Haley		May 10, 2005
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		May 10, 2005
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		May 10, 2005
Name:	Peter L. Childs	Date
Title:	Controller