Form 10-K
period 2005-06-30
WATSON WYATT & CO HOLDINGS
filed 2005-08-24
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-16159

WATSON WYATT & COMPANY HOLDINGS

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2211537 (I.R.S. Employer Identification No.)

901 N. Glebe Road
Arlington, VA  22203
(Address of principal executive offices, including zip code)

(703) 258-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
(32,663,706 shares outstanding as of July 31, 2005)

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $832,164,144 as of June 30, 2005.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 11, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business.

Business Combination

Effective as of July 31, 2005, Watson Wyatt & Company Holdings completed the acquisition of assets and assumptions of liabilities of Watson Wyatt LLP (“WWLLP”) (“the acquisition”), a privately held limited liability partnership registered in England.  Prior to this date, Watson Wyatt & Company Holdings and WWLLP jointly offered services under the Watson Wyatt Worldwide brand through an alliance established in 1995.  In connection with this alliance, Watson Wyatt & Company Holdings held an interest in WWLLP.  Upon consummating the acquisition, Watson Wyatt & Company Holdings acquired the remaining interest in the assets of WWLLP.  Additional information about the acquisition is set forth in the Form 8-K (File No. 001-16159) filed with the SEC by Watson Wyatt & Company Holdings on August 1, 2005.

Since the acquisition occurred subsequent to the end of fiscal year 2005, the Consolidated Financial Statements and related information contained herein do not reflect the acquisition.  For more information regarding this business acquisition and the accounting for the company’s share of WWLLP and Watson Wyatt Holdings (Europe) Limited (“WWHE”) prior to the business acquisition, see Note 2 and Note 4, respectively, of Notes to the Consolidated Financial Statements included in Item 15 of this report.

Business Overview

Watson Wyatt & Company Holdings, including its subsidiaries (collectively referred to as “we”, “Watson Wyatt” or the “company”), is a global human capital consulting firm. We help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  As of June 30, 2005, we implemented this strategy through approximately 3,875 associates in 63 offices located in 20 countries.  As a result of the acquisition, we now have approximately 6,000 associates in 32 countries.

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

Our senior management team is strong, with an average tenure of 15 years with the company and a reputation for transparency and accountability.  We consider this group to be a major asset to the company.

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

Watson Wyatt Worldwide Alliance

Recognizing our clients’ need for consulting services worldwide, in the late 1970s we established operations throughout Europe by acquiring local firms and opening new offices.  In 1995, in response to the rapidly increasing globalization of the world economy, we made a strategic decision to strengthen our European capabilities significantly and extended our global reach. We entered into an alliance with R. Watson & Sons (Watson Wyatt LLP, or WWLLP), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership founded in 1878. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals with Watson Wyatt LLP.

As of June 30, 2005, the Watson Wyatt Worldwide alliance maintains 90 offices in 32 countries and employs approximately 6,000 associates. Watson Wyatt & Company Holdings at that date was responsible for operations in 20 countries in North America, Latin America and Asia-Pacific while Watson Wyatt LLP was primarily responsible for operations in the United Kingdom and Ireland.  The alliance was responsible for operations in continental Europe, principally through a jointly-owned holding company, Watson Wyatt Holdings (Europe) Limited.  Before the acquisition, Watson Wyatt & Company owned 25 percent of the holding company; Watson Wyatt LLP owned 75 percent.

In connection with the company’s acquisition of WWLLP, the alliance was terminated effective July 31, 2005.  Since the acquisition occurred subsequent to the end of fiscal year 2005, the Consolidated Financial Statements and related information contained herein do not reflect the acquisition.  For more information regarding this business acquisition and the accounting for the company’s share of WWLLP and WWHE prior to the business acquisition, see Note 2 and Note 4, respectively, of Notes to the Consolidated Financial Statements included in Item 15 of this report.

Human Resources Consulting Industry

The growing demand for employee benefits and human capital consulting services is directly related to the increasing size and complexity of today’s human resources programs and the societal forces that are stimulating their rapid change.  In the United States alone, employers spend more than $6.7 trillion annually in direct costs of human capital programs, such as compensation and benefits.  In 2003, U.S. employers contributed nearly $200 billion to pension and profit-sharing plans, and more than $480 billion to group health insurance programs, while the assets of U.S. employer-sponsored retirement plans approximated $9.8 trillion.

Employers, regardless of geography or industry, are facing challenges involving the management of their people. Changing technology, shifting economic conditions, critical skill shortages and an aging population in many developed countries have increased competition for talented employees.  At the same time, employees’ expectations relating to compensation, benefits and other HR services are growing.  To remain competitive, employers must address these challenges effectively.

Consulting Services

Our North American operations include three principal practice groups: Benefits, Technology Solutions and Human Capital.  Outside North America, our operations are organized and managed on a geographic basis.  The percentage of revenues generated in the various groups is as follows:

	2005	2004	2003
Benefits Group	63%	64%	61%
Technology Solutions Group	10	11	14
Human Capital Group	8	7	7
International	13	12	11
Other (including Communication and Data Services)	6	6	7
Total	100%	100%	100%

For more information about industry segments, see Note 13 of Notes to the Consolidated Financial Statements, included in Item 15 of this report.

Benefits Group

Our Benefits Group – with 1,600 associates – consists primarily of consulting practices in retirement, group and health care, and pension investment management.  It is our largest and most established practice, with a franchise dating to 1946.  This group works with clients to create cost-effective retirement and health care benefits programs that help attract, retain and motivate a talented workforce.  We strive to provide tailored benefits programs for our clients, and we base our recommendations on extensive research.  Our Benefits Group accounted for approximately 63 percent of our total segment revenues for the fiscal year ended June 30, 2005.

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

Our target market for retirement consulting is companies with large defined benefit plans, such as the Fortune 1000, Pensions & Investments 1000 (P&I 1000), and other similarly-sized plans and plan sponsors. Watson Wyatt is one of the leading service providers to our target market of the combined list of the P&I and Fortune 1000.  Our consultants provide actuarial services and are the named actuaries to many of the world’s largest retirement plans, including the three largest corporate pension plan sponsors in the United States.  Additionally, our corporate client retention rate within this group has remained very high, averaging over 95 percent over the past two years. The market for actuarial consulting for these large companies is fragmented, and no single consulting firm dominates this target market.

Our retirement services include:

•                  Strategic plan design

•                  Actuarial services

•                  Administrative services

•                  Analysis and recommendations on funding and expense strategy

•                  Defined contribution services including discrimination testing and vendor selection

•                  Multinational asset pooling consulting

•                  Financial reporting

•                  Valuation and diagnostic software and systems

•                  Assistance with changes relating to mergers, acquisitions and divestitures

•                  Compliance consulting

In both the defined benefit and defined contribution areas, we emphasize research-based consulting to design retirement programs that align our clients’ workforces with their business strategies. Some examples of our innovative plans and programs are:

•                  Stable Value - an alternative retirement plan design that combines the benefit features of defined contribution and cash balance plans with the rules of a traditional defined benefit plan to facilitate plan redesigns in today’s uncertain environment.  Combined with asset strategies, the Stable Value Plan can help companies address the financial volatility they face due to their pension plan

•                  Flex Pension PlusTM – for Canadian organizations, a tax-effective, supplemental retirement plan for attracting and retaining key employees

•                  Phased Retirement Programs – a combination of programs that help clients attract and retain older workers by enabling them to balance work/life needs through a gradual transition to retirement

To enhance our retirement consulting services, we dedicate significant resources to technology systems and tools to ensure the consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases, Watson Wyatt COMPARISONTM and BenTrackTM, that enable our clients to track and benchmark benefit plan provisions in the United States and throughout the world. Some of our tools and technology solutions include:

•                  PensionPath®  – in partnership with our Technology Solutions Group, we deliver this full-featured, web-based solution designed to meet the pension administration needs of companies of all sizes

•                  Retirement Management Online – a portal that links clients to a suite of Watson Wyatt tools, research and data

•                  FASTool – an interactive tool that allows the immediate comparison of balance sheet information and assumptions related to pension and retiree medical plans for large publicly-traded companies

•                  Quick Peek® Online – a web-enabled tool that allows pension plan sponsors to quickly and easily model a variety of financial and business situations, and project retirement plan contributions, funded status and expense

Group and Health Care Consulting

Employers look to provide health and welfare benefits that will help them to attract and retain qualified workers and to enhance the health and productivity of their workforce.  Given increasing health care costs, declining employee satisfaction and the increased administrative burden for U.S. companies, this challenge has never been greater.  Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and declining health status.  In the United States, these underlying forces are creating pressure for new approaches to providing health care benefits for workers and retirees – approaches that engage patients as consumers of health care and not just passive recipients.  These methods encourage employees to participate more actively in the health care buying decision by putting workers in charge of spending their own health care dollars and by providing them with the tools and information necessary to make wiser health purchasing decisions.

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

Pension plan sponsors face challenges in today’s market environment.  Through our registered investment advisor subsidiary, we offer investment consulting services that help clients throughout the world maximize the risk-adjusted return on their retirement plan assets, develop governance policies and strategies, and design investment structures to manage financial liabilities within the context of their overall organizational objectives.

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

•                  Investment structure analysis

•                  Investment manager selection and evaluation

•                  Performance evaluation and monitoring

We offer the following integrated services for plan sponsors:

•                  Watson Wyatt Pension Risk Management™ – an integrated methodology for determining the appropriate amount of investment risk for a plan and allocating that risk across investment decisions

•                  Watson Wyatt Advanced Investment Solutions® – fiduciary outsourcing for defined benefit plans.  We work with the plan sponsor to develop an investment policy and directly manage the implementation of that policy

Technology Solutions Group

Our Technology Solutions Group of 335 associates provide technology, consulting and outsourcing services to a market increasingly defined by four key dynamics: enterprise resource planning systems (ERPs), total benefits outsourcing (TBO), human resource outsourcing (HR BPO) and co-sourcing.

ERP vendors are expanding into broader HR services, including benefits or compensation administration, looking for increased revenues through upgrades and additional services offerings.  TBO and HR BPO providers are also expanding their service lines across additional HR domains and promoting a “one-stop-shop” method to benefits administration. Watson Wyatt’s technology business strategy is targeted towards businesses that use a mix of sourcing strategies.  Our approach allows an organization to choose to outsource (1) the technology only, (2) the technology and administration services, or (3) the technology, administration and employee support services.  Combining best-in-class technology solutions with outsourcing services offers employers lower cost, greater flexibility and more comprehensive options than stand-alone ERPs or total outsourcing approaches.

Watson Wyatt has long provided benefits administration solutions to our clients.  We offer targeted applications in our core areas, including:

•                  PensionPath® – this web-based solution is designed to meet the pension administration needs of companies. The offering includes case management and administration tools to manage the entire life cycle of pension administration, from new hire to retirement, and employee self-service tools that enhance workers’ understanding of their retirement benefits’ future value.

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

Our approach establishes the foundation for employee relationship management, allowing our clients to connect their people and processes to their business strategy to improve performance.  Our Technology Solutions Group represented approximately 10 percent of our total segment revenues for the fiscal year ended June 30, 2005.

Human Capital Group

Our Human Capital Group of 170 associates helps clients achieve competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees to maximize the return on their investment in human capital. Our Human Capital Group represented approximately 8 percent of our total segment revenues for the fiscal year ended June 30, 2005.

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

Organization Effectiveness

We help clients clarify and implement business strategy, recognizing the impact of employee attitudes, commitment and effective team and leadership development on business success. We provide a wide array of services centered on organization assessment, including organization measurement and surveys. In the area of talent management, we provide tools and methodologies for talent selection and development, succession planning and performance management. We also provide consulting regarding organization design and the organization and development of the HR function.

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

International Operations

Our international segment is comprised of operations in 26 offices in Asia-Pacific and Latin America, employing 940 associates, which generally provide our full array of services. This segment represented approximately 13 percent of our total segment revenues for the fiscal year ended June 30, 2005.

We established our presence in Asia-Pacific in 1979 with offices in Hong Kong and Malaysia and grew substantially throughout the 1980s and 1990s by establishing new offices and acquiring existing firms.  We have been successful in helping our clients with complex personnel and cultural issues that are necessary to grow their businesses.

We also provide compensation and benefits surveys in the region, with more than 50 different survey products, as of fiscal year end. We are a leading provider of retirement and other employee benefit consulting services in Asia-Pacific, and we provide investment consulting services to some of the largest pension plans in Japan and Hong Kong.  We were named HR Consulting Firm of the Year in Hong Kong by China Staff magazine for the past seven years in a row.  In addition to our human capital and benefits consulting services, we also market technology solutions to clients in the region.

Our Latin American presence began in the early 1980s in Mexico and grew to include such major markets as Brazil in the 1990s.  We have most recently opened new offices in Chile and Uruguay.  With deregulation, privatization and the influx of multinational corporations, we believe there are significant opportunities for growth in the region, both in the benefits area – where most of our services are concentrated currently – and in the human capital consulting area.

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

•                  Facilitating organizational change so that all stakeholders fully understand the change and their role in its success

•                  Maintaining employee trust, confidence and commitment through all cycles of performance

•                  Demonstrating the return on investment (ROI) of employee communication in achieving business objectives

•                  Targeting, attracting and hiring the right talent to meet business objectives through innovative communication materials

Watson Wyatt Data Services

Watson Wyatt Data Services provides a comprehensive array of global compensation, benefits and employment practices information that is often studied and cited by many of our clients and competitors. In the United States, we publish and market an extensive library of reports on human resources issues, and more than 2,600 organizations participate in one or more of our annual surveys. Our databases contain compensation information for U.S. companies that employ over 16 million workers.  Detailed compensation and benefits data is maintained for 3 million workers in virtually every industry sector and major metropolitan area.  Outside of the United States, at June 30, 2005, our worldwide alliance offered more than 80 remuneration, benefits and employment practice reference guides, covering 50 countries and 5 continents. In addition to our annual survey reports, we also offer many reference works intended to help practitioners create or maintain programs in a variety of subject areas, including variable pay, performance management and personnel policies.

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

Clients

We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Latin America and Asia-Pacific across a wide variety of industries.  Our client base is broad and geographically diverse.  For the fiscal year ended June 30, 2005, our 10 largest clients accounted for approximately 11 percent of our consolidated revenues, and no individual client represented more than 2 percent of our consolidated revenues.

Competition

The human capital consulting industry is highly competitive.  We believe there are several barriers to entry – such as the need to assemble specialized intellectual capital to provide expertise on a global scale – and that we have developed competitive advantages in providing human resources consulting services. However, we face intense competition from several different sources.

Our current and anticipated competitors include:

•            Major human resources-focused consulting firms that compete in serving the large employer market worldwide, such as Mercer Human Resource Consulting, Towers Perrin and Hewitt Associates

•            Smaller benefits and compensation consulting firms, such as The Segal Company and the Hay Group

•            The human resources consulting divisions of diversified professional services, financial services and insurance firms, such as PricewaterhouseCoopers, Deloitte & Touche, Ernst & Young and Aon.

•            Information technology consulting firms, such as Accenture, IBM, ACS and BearingPoint, as well as Internet/intranet development firms

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

Employees

As of June 30, 2005, the company employed 3,875 associates as follows:

Benefits Group	1,600
Technology Solutions Group	335
Human Capital Group	170
International	940
Other (including Data Services and Communication)	600
Corporate	230
Total	3,875

None of our associates are subject to collective bargaining agreements.  We believe relations between management and associates are good.

Risk Factors

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements.

Watson Wyatt’s success will continue to depend on its ability to recruit and retain qualified consultants generally as well as Watson Wyatt LLP key personnel; our failure to do so could adversely affect our ability to integrate Watson Wyatt LLP and generally to compete successfully.

Watson Wyatt’s success depends on its ability to attract, retain and motivate qualified personnel generally, including executive officers, key management personnel and consultants. After the acquisition, the performance of the global business will continue to be subject to Watson Wyatt’s ability to retain qualified personnel. We cannot assure that we will be able to attract and retain qualified consultants, management and other personnel necessary for the delivery of our sophisticated and technical services to clients.

With respect to the business acquired from WWLLP in particular, Watson Wyatt’s ongoing success also will be subject to Watson Wyatt’s ability to retain Watson Wyatt LLP key personnel. We cannot assure that Watson Wyatt LLP key personnel will remain employees of Watson Wyatt after the acquisition. If Watson Wyatt LLP key personnel choose not to stay with Watson Wyatt after the acquisition, we may experience substantial disruption in our efforts to integrate the European business, which could adversely affect our performance. In addition, if any key personnel were to join an existing competitor or form a competing company, some clients could choose to use the services of that competitor instead of our services.

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

New competitors or alliances among competitors could emerge and gain significant market share.  In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margin.

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

Clients have sought and may seek to hold us responsible for the financial consequences of these errors or variances.  Given that we frequently work with large pension funds, relatively small percentage errors or variances could create significant dollar variances and claims for unfunded liabilities.  The risks from such variances could be aggravated in an environment of declining pension fund asset values. In most cases, our exposure to liability on a particular engagement is substantially greater than the profit opportunity that the engagement generates for us.  For example, claims could include:

•                  A client’s assertion that actuarial assumptions used in a pension plan were unreasonable, leading to plan underfunding;

•                  A claim arising out of the use of inaccurate data, which could lead to an underestimation of plan liabilities; and

•                  A claim that employee benefit plan documents were misinterpreted or plan amendments were misstated in plan documents, leading to overpayments to beneficiaries.

Defending lawsuits arising out of any of our services has required and could require substantial amounts of management attention, which could affect management’s focus on operations, adversely affect our financial performance and result in increased insurance costs. In addition to defense costs and liability exposure, malpractice claims may produce negative publicity that could hurt our reputation and business. For a discussion of significant legal proceedings, please refer to “Legal Proceedings” on page 19. We have been subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our business, especially regulated businesses such as investment consulting or insurance consulting.  Such inquiries or investigations may consume significant management time and require additional expense.

Insurance may become more difficult or expensive to obtain.

Insurance markets have hardened over recent years for most classes of professional liability risk. As the number of claims has increased against professionals and against actuaries in particular, the cost of malpractice insurance has been increasing substantially, and the deductible or self-insured retention has been increasing. Availability and price of insurance are subject to many variables, including general market conditions, loss experience in related industries and in the actuarial and benefits consulting industry, and the specific claims experience of an individual firm. As a result of the acquisition of Watson Wyatt LLP, the Company will be providing services in a larger geographic market and therefore may be exposed to a greater number of claims arising from its expanded operations. In the future there can be no assurance that Watson Wyatt will continue to be able to obtain insurance on comparable terms to what it has obtained in the past. Increases in the cost of insurance could affect the profitability of Watson Wyatt and the unavailability of insurance to cover certain levels of risk could have an adverse effect on our financial condition, particularly in a specific period.

As a result of the acquisition of Watson Wyatt LLP, we are engaged, through subsidiaries, in the insurance and financial services consulting business, which may carry greater risk of liability than our current lines of business.

Watson Wyatt intends to continue and grow the business of providing consulting services to insurance and financial services companies. The risk of malpractice claims from this line of business may be greater than from some of our current lines of business and claims may be for significant amounts.

Our quarterly revenues may fluctuate while our expenses are relatively fixed.

Quarterly variations in our revenues and operating results occur as a result of a number of factors, such as:

•                  The significance of client engagements commenced and completed during a quarter;

•                  The seasonality of some specific types of services.  In particular, retirement revenues are more heavily weighted toward the second half of the fiscal year, when annual actuarial valuations are required to be completed for calendar year end companies and the related services are performed.  In the Technology Solutions Group, the distribution of work is concentrated at the end of the first fiscal quarter and through the second fiscal quarter, as there is demand from our clients for assistance in updating systems and programs used in the annual re-enrollment of employees in benefit plans, such as flex plans. Much of the remaining business is project-oriented and is thus influenced more by particular client needs and the availability of our workforce;

•                  The number of business days in a quarter, associate hiring and utilization rates and clients’ ability to terminate engagements without penalty;

•                  The size and scope of assignments;

•                  The level of vacation and holidays taken by our associates; and

•                  General economic conditions.

Approximately 70-75 percent of our total operating expenses are relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year end incentive bonuses.  Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results and could result in losses.  Over the most recent eight fiscal quarters, net income from continuing operations has fluctuated from $10.8 million to $14.3 million.

If we do not successfully integrate WWLLP, we may not realize the expected benefits of the acquisition.

We expect that the acquisition will result in business opportunities and new prospects for growth through new and expanded client relationships and an integrated capital structure that facilitates business development on a global scale. The company may never realize these expected business opportunities and growth prospects. Integrating the operations of WWLLP and Watson Wyatt involves the integration of businesses that, while participating in a business alliance, have previously operated independently and under different governance and organizational structures. The difficulties of integrating the operations of these businesses include:

•            The challenge of effecting integration while carrying on ongoing business;

•            Demonstrating to existing and potential clients that the acquisition will not adversely affect customer service standards or business focus;

•            The necessity of coordinating what were previously geographically separate organizations;

•            The potential incompatibility of the business cultures of the two companies; and

•            The possibility that key managers, consultants and other personnel may not be satisfied or happy at Watson Wyatt after the acquisition and may elect to leave.

Integrating WWLLP may interrupt other activities of Watson Wyatt.

The process of integrating operations could cause an interruption of or loss of momentum in the activities of one or more of Watson Wyatt’s businesses after the acquisition. Members of Watson Wyatt’s senior management may be required to devote considerable amounts of time after the acquisition to this integration process, which will decrease the time they will have to manage the company’s business, service existing clients, attract new clients and attract and retain highly skilled and motivated consultants.

Watson Wyatt after the acquisition has significantly more assets and employees than it did before the acquisition. The integration process will require Watson Wyatt to significantly expand the scope of its operational and financial systems, which will increase its operating complexity. Implementing uniform controls, systems and procedures may be costly and time-consuming, and there can be no assurance that our efforts to implement such controls, systems and procedures will be successful. Management’s failure to effectively manage the company after the acquisition could have a material adverse impact on our business, financial condition and operating results as well as our ability to meet reporting requirements to the SEC and under Section 404 of the Sarbanes-Oxley Act of 2002.

As a result of the acquisition of Watson Wyatt LLP, we will be subject to increased risks of doing business internationally after the acquisition.

An increased portion of Watson Wyatt’s business is located outside of the United States following the acquisition of WWLLP. As a result, a significantly larger portion of our business operations are subject to foreign financial and business risks, which could arise in the event of:

•                  currency exchange rate fluctuations;

•                  unexpected increases in taxes;

•                  new regulatory requirements and/or changes in policies and local laws that materially affect the demand for our services or directly affect our foreign operations;

•                  local economic and political conditions, including unusual severe or protracted recessions in foreign economies;

•                  unusual and unexpected monetary exchange controls; or

•                  civil disturbance or other catastrophic events that reduce business activity in other parts of the world.

These factors may lead to decreased sales or profits and therefore may have a material adverse effect on our business, financial condition and operating results after the acquisition.

Acceleration of the shift by employers from defined benefit plans to defined contribution plans would adversely affect our business and our operating results.

Watson Wyatt currently provides clients with actuarial and consulting services relating to both defined benefit and defined contribution plans. Defined benefit plans generally require more actuarial services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. The trend is toward increased use of defined contribution plans, and Watson Wyatt has adjusted its business planning accordingly. If organizations shift to defined contribution plans more rapidly than we anticipate, the performance and results of operation of our business and our overall operating results could be adversely affected.

Operational readiness of our global administrative infrastructure might not be as complete as required to manage international operations effectively.

The management of geographically dispersed operations requires substantial management resources, resulting in significant ongoing expense. We have not fully integrated all of our global operations from an administrative and reporting standpoint. In addition, we have not yet integrated the businesses acquired into our administrative and reporting process.  We are developing and implementing additional systems and management reporting to help us manage our global operations, but we cannot predict when these systems will be fully operational or how successful they will be. The acquisition of Watson Wyatt LLP has increased the size of global operations to be integrated and may require additional resources to complete. These risks could be aggravated in the event of a major business disruption caused by terrorist attacks or similar events.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on our web site (www.watsonwyatt.com) or the SEC web site (www.sec.gov), as soon as reasonably practicable after they are filed electronically with the SEC.  We have also adopted a Code of Business Conduct and Ethics applicable to all associates, senior financial employees, the principle executive officer, other officers and members of management.  The company also has a Code of Business Conduct and Ethics that applies to all of the Company’s directors.  Both codes are posted on our website.  Watson Wyatt’s Audit Committee, Compensation Committee and Nominating and Governance Committee all operate pursuant to written charters adopted by the company’s board of directors.  The company has also adopted a set of Corporate Governance Guidelines, copies of which are available on the company’s website.  Copies of all these documents are also available, without charge, from our Investor Relations department, located in our corporate headquarters at 901 N. Glebe Road, Arlington, VA 22203.

Item 2.           Properties.

As of June 30, 2005, we operated in 63 offices in principal markets throughout the world.  Operations are carried out in leased offices under operating leases that normally do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by Watson Wyatt represented approximately 15 percent of total assets at June 30, 2005, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.

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

Government Investigations:

SEC Examination of Investment Advisers.  In December 2003, the Securities and Exchange Commission (SEC) formally asked many of the major investment consulting firms, Watson Wyatt Investment Consulting (WWIC) among them, to provide detailed information on their business structures and practices in order to determine if conflicts of interest with money managers exist.  In March 2004, WWIC completed its responses to the SEC staff’s requests for information.  In May 2005, WWIC provided additional information to SEC staff in response to comments made in connection with its inquiry and amended its Form ADV to clarify the scope of its Advanced Investment Solutions service. This inquiry concluded with no adverse action being taken.

Department of Justice Antitrust Investigation.  In March 2004, the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Watson Wyatt and other companies in the employee benefits industry.  On January 20, 2005, we received a supplementary CID.  The DOJ sought to determine whether firms that have entered into agreements with their clients limiting liability have done so in violation of U.S. antitrust laws. Watson Wyatt provided information to DOJ in response to the CIDs.   On June 24, 2005, DOJ entered into a Consent Decree with Professional Consultants Insurance Company, Inc. (PCIC), a captive malpractice insurance carrier that provides some of our malpractice coverage.  PCIC settled without admitting to any violation of antitrust laws.  No action has been brought against Watson Wyatt or any of the PCIC members, and we continue to be a stockholder of and to obtain insurance from PCIC. The Consent Decree requires ratification by the court.

New York State Attorney General.  On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.   Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt’s revenue over the past four years.  Watson Wyatt has provided information to the New York State Attorney General’s in response to the subpoena in January 2005.  We have received no further inquiries from the New York State Attorney General since responding.

Professional Liability Claims:

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work.  In response to a discovery request, in January 2005 the plaintiffs disclosed that their minimum damage claim is $53.7 million.  We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this case.

SBC Holdings, Inc.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005 we filed a declaratory action in the U.S. District Court for the Eastern District of Michigan to compel arbitration of the matter.  On May 5, 2005, SBC filed an answer and counterclaim to the declaratory judgment action, alleging damages in excess of $46 million.  We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this case.

Client Demand Letter.  On February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description, and failure to advise the client of the discrepancies between the plan documents and the pension system.  The demand letter claimed damages in excess of $13 million and also sought to hold the client’s outside Employee Retirement Income Security Act (ERISA) counsel responsible for the damages.  On March 3, 2005, we entered into an agreement with the client and the client’s ERISA counsel in order to pursue resolution of this matter through mediation.  We have established a loss and loss expense reserve in a non-material amount for this case.

Item 4.  Submission of Matters to a Vote of Security Holders.

At a special meeting of the stockholders of the company, held on July 22, 2005, the following proposals were submitted to a vote of stockholders: (I) to approve the issuance of Watson Wyatt & Company Holdings Class A common stock in connection with the acquisition of assets and assumption of liabilities from Watson Wyatt LLP; and (II) to elect one Class III member of the Board of Directors.

23,383,475 shares were present and eligible to vote (32,601,190 shares were outstanding as of the Record Date), and the results of the meeting were as follows with respect to each matter submitted to a vote of stockholders.

Proposal I.                                       To approve the issuance of Watson Wyatt & Company Holdings Class A common stock in connection with the acquisition of assets and assumption of liabilities from Watson Wyatt LLP as contemplated by the business transfer agreement, dated as of April 15, 2005, among Watson Wyatt & Company Holdings, Watson Wyatt (UK) Acquisitions 2 Limited, The Wyatt Company Holdings Limited, both wholly owned subsidiaries of Watson Wyatt & Company Holdings, and Watson Wyatt LLP:

Of the proxies received, the votes were as follows:

For	Against	Abstain	Broker Non-Votes
22,903,623	442,134	37,718	0	*

*There were no broker non-votes, since all the proposals were considered “non-routine,” as per the New York Stock Exchange.

Proposal II.                                   To elect Chandrasekhar Ramamurthy to Class III Director of the board of directors of Watson Wyatt & Company Holdings to serve for a term expiring at the 2006 Annual Meeting of Stockholders, or until the election and qualification of his successor. The election of Mr. Ramamurthy was contingent upon consummation of the acquisition.

Pursuant to the company’s Amended and Restated Certificate of Incorporation, the directorships are divided into three classes, Class I, Class II and Class III. The directorships in Class I expire as of the annual stockholders’ meeting in 2007 and will expire every three years thereafter; the directorships in Class II will expire as of the annual stockholders’ meeting in 2005 and every three years thereafter; and the directorships in Class III will expire as of the annual stockholders’ meeting in 2006 and every three years thereafter. As the term of each of the classes of directors expires, directors of the company will be elected to serve for a three-year period and until their respective successors have been duly elected and qualified.

Of the proxies received, the votes were as follows:

Nominee for Class III Director	For	Withheld
Term expiring at the annual meeting of stockholders in 2006
Chandrasekhar Ramamurthy	22,285,870	1,072,470

The directors serving in Class I, Class II and Class III and their remaining terms are as follows:

Class I Directors

Term expiring at the annual meeting of stockholders in 2007

R. Michael McCullough

Paul N. Thornton

Class II Directors

Term expiring at the annual meeting of stockholders in 2005

John J. Gabarro

John J. Haley

Linda D. Rabbitt

Gene H. Wickes

John C. Wright

Class III Directors

Term expiring at the annual meeting of stockholders in 2006

Gilbert T. Ray

John B. Shoven

Chandrasekhar Ramamurthy

Part II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In conjunction with our initial public offering in October 2000, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  At each of the first four anniversaries of our initial public offering, a portion of these shares became freely transferable.  The final 1,665,400 Class A shares became freely transferable in October 2004.

Subsequent to the end of fiscal year 2005, in conjunction with our business acquisition of Watson Wyatt LLP, we issued 9,090,571 Class A shares 4,749,797 of which are subject to sale restrictions.  Sale restrictions will expire on 2,339,761 shares on the first anniversary and 2,410,036 shares on the second anniversary of the business acquisition.  The payment of up to an additional 1,950,000 Class A shares after June 30, 2007 is contingent upon achievement by the acquired business of certain financial performance goals.  Sale of these shares, if issued, will be restricted until the fourth anniversary of the business combination.  See Note 2 of Notes to the Consolidated Financial Statements included in Item 15 of this report for further information regarding the acquisition of Watson Wyatt LLP.

Market Information

Watson Wyatt & Company Holdings Class A common stock is currently traded on the New York Stock Exchange under the symbol WW.  The following table sets forth the range of high and low closing share prices for each quarter of fiscal years 2005 and 2004, determined by the daily closing stock prices.

	2005		2004
	High	Low	High	Low

First quarter (July 1 through September 30)	$26.87	$24.17	$23.49	$22.30
Second quarter (October 1 through December 31)	27.48	25.21	24.62	22.75
Third quarter (January 1 through March 31)	28.16	25.58	25.43	22.68
Fourth quarter (April 1 through June 30)	27.55	24.90	26.88	25.13

Holders

As of June 30, 2005, there were approximately 530 registered shareholders of our Class A common stock.

Dividends

In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  Total dividends paid in fiscal year 2005 were $9.8 million.

Subsequent to the end of fiscal year 2005 and in conjunction with the acquisition of WWLLP, the company amended and restated its credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 15 of this report).  This credit facility requires us to observe certain covenants, including requirements for minimum net worth, which act to restrict dividends.  The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plans include the 2000 Long-Term Incentive Plan, which provides for the granting of nonqualified stock options and stock appreciation rights, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Compensation Plan for Outside Directors.  We grant deferred stock units to certain senior associates through the Watson Wyatt & Company Performance Share Bonus Incentive Program as a part of their annual discretionary compensation and have discontinued the issuance of stock options.  All deferred stock units issued in connection with the 2001 Deferred Stock Unit Plan were fully vested upon issuance.  The company anticipates that the deferred stock units expected to be granted in September 2005 will vest immediately.  All of our equity compensation plans have been approved by stockholders.  See Note 10 of the Notes to the Consolidated Financial Statements for the general terms of these plans.

The following chart gives aggregate information regarding grants under all of the Company’s equity compensation plans through June 30, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	859,405	$13.49	4,443,369	(1)

Total	859,405	$13.49	4,443,369

(1) Includes 2,548,915 shares remaining available for future issuance under the 2000 Long-Term Incentive Plan, 942,683 shares under the 2001 Employee Stock Purchase Plan, 912,082 shares under the 2001 Deferred Stock Unit Plan for Selected Employees, including 82,941 shares for senior executives under the Performance Share Bonus Incentive Program under the Deferred Stock Unit Plan, and 39,689 shares under the Compensation Plan for Outside Directors.

In August 2001, the Board of Directors adopted the company’s 2001 Employee Stock Purchase Plan (the “ESPP”), which subsequently was approved by the stockholders in November 2001.  The ESPP is intended to provide employees of the company with additional incentives by permitting them to acquire a proprietary interest in the company through the purchase of shares of the company’s common stock.  With regard to the Compensation Plan for Outside Directors, an additional 25,000 shares of common stock were authorized and reserved for issuance at the 2004 Annual Meeting of Stockholders in November 2004.

Issuer Purchases of Equity Securities

The company has repurchased shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with the company’s benefit plans.  In May 2003, the company announced a plan to purchase up to 1,150,000 shares of our Class A common stock.  The plan does not have an expiration date.  The table below presents specified information about the company’s stock repurchases during the fourth quarter of fiscal year 2005 and the remaining number of shares that may be purchased under the plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2005, through April 30, 2005	—	$—	—	763,934
May 1, 2005, through May 31, 2005	200,000	25.85	200,000	563,934
June 1, 2005, through June 30, 2005	—	—	—	563,934
Total	200,000	$25.85	200,000

Item 6.           Selected Consolidated Financial Data.

The table on the following page sets forth selected consolidated financial data of Watson Wyatt as of June 30, 2005 and for each of the years in the five-year period ended June 30, 2005.  The selected consolidated financial data as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, were derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K.  The selected consolidated financial data as of June 30, 2003, 2002 and 2001, and for each of the years ended June 30, 2002 and 2001, were derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K.

The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.  Amounts are in thousands of U.S. Dollars except per share data.

	Year Ended June 30
	2005	2004	2003	2002	2001
Statement of Operations Data: (amounts are in thousands, except per share data)
Revenue	$737,421	$702,005	$709,616	$710,480	$700,189
Costs of providing services:
Salaries and employee benefits	397,252	396,775	401,274	404,822	379,645
Professional and subcontracted services	57,810	49,159	47,356	48,724	54,089
Occupancy, communications and other	106,752	105,459	106,224	109,163	114,417
General and administrative expenses	74,612	63,631	57,285	55,517	57,475
Depreciation and amortization	20,210	18,511	19,621	20,049	21,995
	656,636	633,535	631,760	638,275	627,621
Income from operations	80,785	68,470	77,856	72,205	72,568

Income from affiliates	7,146	7,109	5,787	2,866	3,780
Interest income, net	2,172	743	991	1,235	1,711
Other non-operating income	(7,404)	6,222	761	2,166	—
Income from continuing operations before income taxes	82,699	82,544	85,395	78,472	78,059
Provision for income taxes	31,303	32,605	35,015	31,388	33,623
Income from continuing operations	51,396	49,939	50,380	47,084	44,436
Discontinued operations (a)	766	654	6,786	—	—
Net income	$52,162	$50,593	$57,166	$47,084	$44,436
Earnings per share, continuing operations, basic	$1.58	$1.52	$1.52	$1.43	$1.39
Earnings per share, continuing operations, diluted	$1.56	$1.50	$1.51	$1.41	$1.37
Earnings per share, discontinued operations, basic	$0.02	$0.02	$0.21	$—	$—
Earnings per share, discontinued operations, diluted	$0.02	$0.02	$0.21	$—	$—
Earnings per share, net income, basic	$1.60	$1.54	$1.73	$1.43	$1.39
Earnings per share, net income, diluted	$1.58	$1.52	$1.72	$1.41	$1.37
Dividend declared per share	$0.30	$0.07	$—	$—	$—
Weighted average shares of common stock, basic	32,541	32,866	32,962	32,985	32,068
Weighted average shares of common stock, diluted	32,845	33,207	33,287	33,421	32,363

	As of June 30
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$168,076	$136,940	$115,674	$87,974	$81,735
Working capital	236,658	207,455	169,308	123,171	96,171
Total assets	618,679	512,168	514,462	436,817	392,016
Note payable	—	—	—	—	—
Dividends declared	9,756	2,441	—	—	—
Stockholders’ equity (b)	234,203	245,184	151,737	159,221	111,885
Shares outstanding	32,627	32,317	32,943	32,897	33,033

_______________________________

(a)          In fiscal year 2003, 2004 and 2005, we revised our estimates related to the remaining future obligations and costs associated with the discontinuation of our benefits administration outsourcing business.  As a result, we reduced the amount of our liability for losses from disposal by $11.4 million, less the associated income tax expense of $4.7 million, by $1.0 million, less the associated income tax expense of $0.4 million, and by $1.25 million, less the associated income tax expense of $0.5 million, respectively.  In fiscal years 2003, 2004 and 2005, the company received sublease income of approximately $40,000, $106,000 and $44,000 in excess of lease payments related to this business.  These items resulted in a year-to-date income from discontinued operations of $11.5 million, $1.1 million, and $1.3 million, less the associated income tax expense of $4.7 million, $0.5 million and $0.5 million, respectively.

(b)         Stockholders’ equity includes the after-tax effect of the recording of a minimum pension liability in fiscal year 2005, 2004 and 2003 of $68,379, $6,651 and $67,869 respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: the first paragraph of Part I, Item 3 “Legal Proceedings” on pages 19 and 20; “the Executive Overview” on pages 27 and 28; the second paragraph under “Revenue Recognition” on page 29; under the heading “Pension Assumptions” on pages 31 and 32; under the heading “Incurred But Not Reported Claims” on page 32 ; the paragraph under Capital Commitments on page 39; under the heading “Risk Management” on page 41; under the subheading “Stock-based Compensation” in Note 1 “Summary of Significant Accounting Policies” on pages 59 and 60; the projected contribution table in Note 6 “Retirement Benefits” on page 68; the benefit payments table in Note 6 “Retirement Benefits” on page 72; the benefit payments table in Note 6 “Retirement Benefits” on page 76; in the second paragraph of Note 10 “Employee Stock Plans and Equity” on page 78; in the second paragraph under the heading “2001 Deferred Stock Unit Plan for Selected Employees” in Note 10 on page 81; and in the second and fifth paragraphs of Note 14 “Commitments and Contingent Liabilities” on pages 89 and 90.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue” or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information.  A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to risks and uncertainties specific to our acquisition of WWLLP, including adverse effects on the market price of the company’s common stock and on the company’s operating results because of failure by the parties to successfully integrate their respective businesses, processes and systems in a timely and cost-effective manner, significant transaction costs expected, unknown liabilities relating to the acquisition or the acquired business, the success of the company’s marketing, development and sales programs following the acquisition, the company’s ability to maintain client relationships and attract new clients following the acquisition, the company’s ability to achieve cost reductions after the acquisition, general economic and business conditions that affect the company following the acquisition, the level of capital resources required for ongoing operations and future acquisitions, post-closing sales of the company’s common stock received by former Watson Wyatt LLP partners, and other economic, business, competitive and/or regulatory factors affecting the acquisition, and other factors, including but not limited to, our continued ability to recruit and retain highly qualified associates, outcomes of litigation, a significant decrease in the demand for the consulting services we offer as a result of changing economic conditions or other factors, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under “Risk Factors” in Item 1 of this Form 10-K.  These statements are based on assumptions that may not come true.  All forward-looking disclosure is speculative by its nature.  The company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Executive Overview

Watson Wyatt is a global provider of human capital consulting services.  We provide services in three principal practice areas: Benefits, Technology Solutions and Human Capital consulting, operating from 20 countries throughout North America, Asia-Pacific and Latin America.  As of June 30, we also operated through our affiliates in Europe: Watson Wyatt LLP – which conducted operations in the United Kingdom and Ireland and in which we held a 10 percent interest in a defined distribution pool – and Watson Wyatt Holdings (Europe) Limited, a holding company through which we conducted Continental European operations.  We owned 25 percent of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt LLP owned the remaining 75 percent.  We collectively marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals with our alliance partners.

Subsequent to the end of fiscal year 2005, Watson Wyatt and Watson Wyatt LLP consummated a business acquisition.  As a result, the company assumed 100% ownership of Watson Wyatt LLP and Watson Wyatt Holdings (Europe) Limited effective July 31, 2005.  Since this transaction occurred subsequent to the end of fiscal year 2005, the Consolidated Financial Statements and related information contained herein do not reflect the acquisition except where specifically noted otherwise.  For more information regarding this business acquisition, see Note 2 of Notes to the Consolidated Financial Statements included in Item 15 of this report.

We design, develop and implement HR strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 63 percent of our total 2005 revenues, is the foundation of our business.  Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high, averaging over 95 percent over the past two years. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans, leverage from other practices, an improving economy, increased global demand and increased market share.  Revenue from the Benefits Group for fiscal year 2005 increased $15.9 million or 4 percent due to new client wins in the retirement and health care consulting practices.  Additionally, existing client revenues for both practices increased for the year.

Technology Solutions Group – Our Technology Solutions Group, accounting for 10 percent of our total 2005 revenues, provides information technology services to our customers.  Revenue from our Technology Solutions Group decreased $10.8 million or 14 percent during fiscal year 2005.  Overall consulting activity was higher, as the decrease reflects time spent customizing administration systems for which US GAAP precludes us from recognizing revenue during the system customization efforts.  Related revenue will be recognized as these systems go into service.

Human Capital Group – Our Human Capital Group, accounting for 8 percent of our total fiscal year 2005 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.  Growth slowed significantly in the second half of fiscal year 2001 and continued to contract in fiscal years 2002, 2003 and 2004.  However, revenue grew by 26 percent over the prior-year.  This increase reflects demand for executive compensation consulting, strategic rewards consulting and government consulting projects.

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

In the long term, we believe that benefits spending will continue to be the largest component of U.S. corporate spending.  We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into opportunities for us.  We believe that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly- fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique combination of benefits and human capital consulting as well as strategic technology solutions.

Financial Statement Overview

The financial statements contained in this annual report on Form 10-K reflect Watson Wyatt’s Consolidated Balance Sheets as of June 30, 2005 and 2004, Consolidated Statements of Operations for the 12-month periods ended June 30, 2005, 2004 and 2003, Consolidated Statements of Cash Flows for the 12-month periods ended June 30, 2005, 2004 and 2003, and a Consolidated Statement of Changes in Stockholders’ Equity for the 12-month periods ended June 30, 2005, 2004 and 2003.

As further discussed in Note 2 to the Consolidated Financial Statements, on July 31, 2005 we acquired the remaining interest in Watson Wyatt LLP and Watson Wyatt Holdings (Europe) Limited.  However, since this transaction was consummated subsequent to the end of fiscal year 2005, the Consolidated Financial Statements reflect the results of operations, financial position and cash flows of Watson Wyatt & Company Holdings. Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the “Income from affiliates” line. As of June 30, 2005, our affiliates were Watson Wyatt LLP, Watson Wyatt Holdings (Europe) Limited and PCIC, our captive insurance company.

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

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year end incentive bonuses.

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

Our non-recurring system projects are typically found in our Technology Solutions Group.  They tend to be more complex, to incur changes in scope as the projects progress and to be longer-term projects.  We evaluate, at least quarterly, and more often as needed, project managers’ estimates to complete to assure that the projects’ current status is properly accounted for.  Contracts are written such that, in the unexpected event that the customer terminates a contract, the company gets paid for work performed through termination.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The issuance of SAB 104 has not had an effect on our revenue recognition policies as they are in accordance with SAB 104.

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

As a result of a $5.6 million pre-tax non-operating gain recorded in the first quarter of fiscal year 2004 related to PCIC, our captive insurance company, the company recorded a $5.6 million supplemental bonus accrual in the first quarter that is incremental to the company’s fiscal year end bonus.  This supplemental bonus amount, which was paid out in September 2004 with the regular bonus cycle, is included in salaries and employee benefits.  Management does not expect this gain or charge to recur.

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets.  Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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

The company has established a discount rate of 5.25% at year end June 30, 2005, for its U. S. pension and OPEB plans which represents a 100 basis point decrease from the 6.25% discount rate used for the prior year.  The decrease in the discount rate is the principal reason the company’s U. S. pre-tax pension expense is forecasted to increase from approximately $21 million in fiscal year 2005, excluding any curtailments and settlements, to approximately $30 million in fiscal year 2006.  The U.S. OPEB plan expense is expected to increase to $2.5 million for fiscal year 2006 from $2.0 million in fiscal year 2005.

The expected long-term rate of return on assets assumption remained unchanged at 9.00 percent at the end of fiscal year 2005.  Selection of the 9.00 percent return assumption was supported by an analysis performed by the company of the weighted-average yield expected to be achieved with the anticipated investment allocations, which is heavily weighted towards equities.  The return on assets in fiscal year 2005 was 10 percent, compared to a return of 19 percent in fiscal year 2004.

The decline in interest rates has increased our accumulated benefit obligation, resulting in the accumulated benefit obligation becoming greater than the value of the plan assets for the U.S. qualified pension plans.  Our Canadian non-qualified plan had a liability recognized in the financial statements that was less than the accumulated benefit obligation.  Both scenarios above require the company to record an additional minimum pension liability for those plans in accordance with Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions” (FAS 87).  This resulted in a pension liability of $105.4 million, intangible assets of $0.6 million, a non-cash charge to Stockholders’ Equity of $62.0 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $42.8 million.  A decrease in long-term interest rates and/or market deterioration in future periods could make the additional minimum pension liability larger.  Conversely, an increase in long-term interest rates and/or market gains in future periods could reverse a portion or all of this charge.  Our U.K. plan has had an additional minimum pension liability since fiscal year 2003 and currently represents a liability of $9.1 million at June 30, 2005.  Our Hong Kong pension plan assets are greater than their associated accumulated benefit obligation as of June 30, 2005, and thus does not require the recording of additional minimum pension liability.

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2006 Pre-Tax Pension Expense
25 basis point decrease in discount rate	$	+3.3 million
25 basis point increase in discount rate		$-3.2 million
25 basis point decrease in expected return on assets	$	+1.0 million
25 basis point increase in expected return on assets		$-1.0 million

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

Results of Operations

The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated:

	Year ended June 30
	2005	2004	2003

Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	53.9	56.5	56.5
Professional and subcontracted services	7.8	7.0	6.7
Occupancy, communications and other	14.5	15.0	14.9
General and administrative expenses	10.1	9.1	8.1
Depreciation and amortization	2.7	2.6	2.8
	89.0	90.2	89.0

Income from operations	11.0	9.8	11.0

Income from affiliates	1.0	1.0	0.8
Interest income, net	0.2	0.1	0.1
Other non-operating income	(1.0)	0.9	0.1

Income from continuing operations before income taxes	11.2	11.8	12.0

Provision for income taxes	4.2	4.7	4.9

Income from continuing operations	7.0%	7.1%	7.1%

Fiscal Year Ended June 30, 2005, Compared to Fiscal Year Ended June 30, 2004

Revenue

Revenues for fiscal year 2005 were $737.4 million, an increase of 5 percent from $702.0 million during fiscal year 2004.

The Benefits Group increased revenue by $15.9 million or 4 percent during fiscal year 2005 due to new client wins in the retirement and health care consulting practices.  Additionally, existing client revenues for both practices increased for the year.  Revenue from our Technology Solutions Group decreased by $10.8 million or 14 percent.  Overall consulting activity for this practice was higher, and the decline in revenue is mainly due to the exclusion of $13.7 million of consultant time spent customizing administration systems, in accordance with AICPA’s Statement of Position 98-1.  Revenue from our Human Capital Group increased $11.6 million or 26 percent during fiscal year 2005, reflecting increased demand for executive compensation consulting, strategic rewards consulting and government consulting projects.  Our international segment finished the fiscal year with revenue growth of $7.4 million or 9 percent.  However, revenue was up 5% after adjusting for the impact of the weakening U.S. dollar.  International revenue growth for the year came largely from China, the Philippines, Taiwan, Mexico and Brazil.  Revenue for other practice areas in North America increased by $0.9 million or 2 percent during fiscal year 2005.

Salaries and Employee Benefits

Salaries and employee benefit expenses for fiscal year 2005 were $397.3 million, an increase of $0.5 million from $396.8 million in fiscal year 2004, and decreased as a percentage of revenue to 53.9 percent from 56.5 percent.  Salaries and employee benefit expenses for fiscal year 2004 included severance charges of $3.2 million related to job reductions in North America and the $5.6 million supplemental bonus related to PCIC.  Exclusive of these charges, salaries and employee benefit expenses increased $9.3 million, or 2.4%.  The increase, exclusive of these charges, was mainly due to a higher accrual for discretionary compensation of $13.6 million, higher salaries of $6.8 million, higher profit sharing expenses of $3.1 million, which reflects the re-instatement of the company’s 401(k) match, and higher benefits expense of $3.1 million, partially offset by the capitalization of time spent customizing in-house administration systems of $10.0 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and lower pension and post-retirement costs of $7.4 million.

Professional and Subcontracted Services

Professional and subcontracted services were $57.8 million for fiscal year 2005, an increase of 17 percent from $49.2 million in the prior period, and increased as a percentage of revenue to 7.8 percent from 7.0 percent.  The increase is attributable to higher reimbursable expenses incurred on behalf of clients.

Occupancy, Communications and Other

Occupancy, communications and other expenses were $106.8 million for fiscal year 2005, an increase of 1 percent from $105.5 million during fiscal year 2004, and decreased as a percentage of revenue to 14.5 percent from 15.0 percent.  The increase in expenses is mainly due to miscellaneous expenses, including travel, promotional expenses, office supplies, repairs and maintenance and dues and entertainment, partially offset by a reduction in rent and utilities, which is partially due to a lease termination during fiscal year 2004.

General and Administrative Expenses

General and administrative expenses were $74.6 million for fiscal year 2005, an increase of 17 percent from $63.6 million during fiscal year 2004, and increased as a percentage of revenue to 10.1 percent from 9.1 percent.  The increase is mainly due to higher insurance costs of $6.1 million, higher expenses of $1.3 million associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rules, and increased legal expenses of $2.0 million, primarily related to work associated with the government investigations outlined in the legal proceedings section of this 10-K.

Depreciation and Amortization

Depreciation and amortization expense was $20.2 million for fiscal year 2005, an increase of 9 percent from $18.5 million during fiscal year 2004, and increased as a percentage of revenue to 2.7 percent from 2.6 percent.  The increase was due to depreciation on major software placed in service in March 2005 to support our Benefits segment.

Income From Affiliates

Income from affiliates remained at $7.1 million for fiscal year 2005 compared to fiscal year 2004.  During fiscal year 2005, our share of operating results of Watson Wyatt LLP increased $1.0 million, our share of operating results of WWHE increased $0.4 million, and our equity income in PCIC decreased $1.5 million.

Interest Income, Net

Interest income, net was $2.2 million for fiscal year 2005, an increase of $1.5 million from $0.7 million during fiscal year 2004.  The increase was due to higher interest earned on our investments as a result of higher interest rates and lower expenses due to the reduced size of the credit agreement in existence during fiscal year 2005.

Other Non-Operating (Loss) Income

During fiscal year 2005, the company recorded a $4.8 million loss associated with a foreign exchange forward contract entered into in conjunction with the acquisition of WWLLP (see Note 2 of the Notes to the Consolidated Financial Statements), recognized a settlement cost of $2.2 million related to a claim by a former joint venture partner, and spent $0.4 million to external advisors for strategic consulting.  Non-operating income for fiscal year 2004 includes a $5.6 million gain the company recorded in the first quarter of fiscal year 2004 related to PCIC.  See Note 18 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During fiscal year 2004, the company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to the purchaser and upon their retention by the purchaser.

Provision for Income Taxes

Provision for income taxes was $31.3 million for fiscal year 2005, compared to $32.6 million for the prior period.  Our effective tax rate was 37.9 percent for fiscal year 2005, compared to 39.5 percent for fiscal year 2004.  The change in rate was principally due to the recognition of US foreign tax credits and the favorable mix of geographic income.

Income From Continuing Operations

Income from continuing operations was $51.4 million, an increase of 3 percent from $49.9 million during fiscal year 2004.  As a percentage of revenue, income from continuing operations decreased to 7.0 percent from 7.1 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations was $1.56 for fiscal year 2005, compared to $1.50 for fiscal year 2004.

Discontinued Operations

Discontinued operations for fiscal years 2005 and 2004 reflect the reduction of the company’s accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.25 million and $1.0 million, respectively, less the associated income tax expenses.  Also, during fiscal year 2005 and 2004, the company received sublease income of approximately $44,000 and $106,000, respectively, in excess of lease payments related to Wellspring.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Fiscal Year Ended June 30, 2004, Compared to Fiscal Year Ended June 30, 2003

Revenue

Revenues for fiscal year 2004 were $702.0 million, a decrease of 1 percent from $709.6 million in the prior period.

The Benefits Group increased revenue by $17.8 million or 4 percent during fiscal year 2004 due to new client wins, as well as growth in the health care consulting group related to retainer contracts and consumer driven health plan design.  Revenue from our Technology Solutions Group decreased by $17.3 million or 18 percent, reflecting a delay in starting certain projects as well as the exclusion of $2.7 million of consultant time spent customizing administration systems.  Revenue from our Human Capital Group decreased $1.6 million or 3 percent during fiscal year 2004, reflecting increased demand in executive compensation consulting offset by weak results in organization effectiveness consulting.  Our international segment finished the fiscal year with revenue growth of $6.7 million or 9 percent.  However, revenue was up 1 percent after adjusting for the impact of the weakening U.S. dollar.  Revenue for other practice areas in North America decreased by $5.9 million or 12 percent during fiscal year 2004.

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

General and Administrative Expenses

General and administrative expenses were $63.6 million for fiscal year 2004, an increase of 11 percent from $57.3 million in the prior period, and increased as a percentage of revenue to 9.1 percent from 8.1 percent.  The increase is mainly due to higher insurance costs of $5.5 million, a $1.3 million charge resulting from a lease termination as further described below under Off-Balance Sheet Arrangements and Contractual Obligations – Operating Leases and expenses associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC requirements of $1.4 million.

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

Other Non-Operating Income

Other non-operating income was $6.2 million for fiscal year 2004, which is principally attributable to the $5.6 million non-operating gain the company recorded related to PCIC which the company does not expect to recur.  See Note 18 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During fiscal years 2004 and 2003, the company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to the purchaser and upon their retention by the purchaser.

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

Discontinued Operations

Discontinued operations for fiscal years 2004 and 2003 reflect the reduction of the company’s accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.0 million and $11.4 million, respectively, less the associated income tax expenses.  Also, during fiscal year 2004 and 2003, the company received sublease income of approximately $106,000 and $40,000, respectively, in excess of lease payments related to Wellspring.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities at June 30, 2005 totaled $168.1 million, compared to $156.9 million at June 30, 2004. During fiscal year 2005, we paid $34.8 million in previously accrued discretionary compensation, $43.4 million in corporate taxes, $34.7 million in capital expenditures, contributed $10.0 million to our U.S. defined benefit pension plan and paid dividends of $9.8 million.  These outflows of cash were more than offset by positive cash flow from consulting operations.

Cash From Operating Activities

Cash from operating activities for fiscal year 2005 was $68.1 million, compared to cash from operating activities of $59.5 million for fiscal year 2004.

The allowance for doubtful accounts increased $0.9 million and the allowance for work in process decreased $0.2 million from June 30, 2004 to June 30, 2005.  The number of days of accounts receivable and work in process outstanding was 80 at June 30, 2005, up from 78 at June 30, 2004.

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

Cash Used in Investing Activities

Cash used in investing activities for fiscal year 2005 was $29.7 million, compared to $14.5 million for fiscal year 2004.  The increase can be primarily attributed to higher purchases of fixed assets of $11.1 million and costs associated with the capitalization of time spent customizing in-house administration systems of $14.3 million, in accordance with AICPA’s Statement of Position 98-1, and higher net sales and maturities of marketable securities of $11.3 million.  We have made reclassifications to our Consolidated Statement of Cash Flows for the twelve months ended June 30, 2004 to reflect the gross purchases and sales of Dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents.  Refer to Note 1 to the Consolidated Financial Statements for additional information.

Cash used in investing activities for fiscal year 2004 was $14.5 million, compared to $42.9 million for fiscal year 2003.  We have made reclassifications to our Consolidated Statement of Cash Flows for the twelve months ended June 30, 2003 and 2004 to reflect the gross purchases and sales of Dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents.

Cash Used in Financing Activities

Cash used in financing activities was $9.0 million for fiscal year 2005, compared to $24.9 million for fiscal year 2004.  The decrease was primarily attributable to fewer repurchases of common stock , which was mainly due to the tender offer during fiscal year 2004 discussed below and in Note 10, partially offset by dividends paid during fiscal year 2005.

Cash used in financing activities was $24.9 million for fiscal year 2004, compared to $6.7 million for fiscal year 2003.  The increase was primarily attributable to the $21.0 million purchase of 830,802 shares in the company’s publicly announced tender offer.

Capital Commitments

Expenditures of capital funds were $59.6 million for fiscal year 2005, including fixed assets of $34.7 million, deferred salary costs of $14.3 million and dividends of $9.8 million.  Anticipated commitments of capital funds for Watson Wyatt are estimated at $50 million for fiscal year 2006, which includes fixed assets of $26 million, dividends of $13 million and deferred software salary costs of $10 million. We expect cash from operations to adequately provide for these cash needs. These capital commitments do not include capital needs for WWLLP in fiscal year 2006.

Dividends

In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  Total dividends paid in fiscal year 2005 were $9.8 million.

Under our credit facility in effect as of June 30, 2005 (see Note 9 of Notes to the Consolidated Financial Statements included in Item 15 of this report), we are required to observe certain covenants (including requirements for a fixed coverage charge, cash flow leverage ratio and asset coverage) that affect the amounts available for the declaration or payment of dividends.  The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments for Watson Wyatt are as follows:

	Remaining payments due by fiscal year as of June 30, 2005
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Lease commitments	$248,858	$35,113	$63,760	$50,322	$99,663

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

The figures above do not reflect future lease commitments associated with WWLLP’s leases.  Disclosure of WWLLP’s lease commitments will be incorporated into the consolidated financial statements in fiscal year 2006.

Guarantees

Wellspring Leases.  The Company continues to guarantee certain leases for office premises and equipment for Wellspring.  At June 30, 2005, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $11.6 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of less than $0.1 million per fiscal year.  In the third quarter of fiscal year 2005, the company reduced its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.25 million, less the associated income tax expenses.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Affiliate Agreements.  In connection with the establishment of our alliance with WWLLP in 1995, the company terminated its then existing office space in London and a new lease was entered into by WWLLP that expires in 2015.  The company agreed to guarantee WWLLP’s performance under this new lease.  However, as a result of the business acquisition between Watson Wyatt and Watson Wyatt LLP, this lease will be assumed by Watson Wyatt effective July 31, 2005 and will no longer represent a third party guarantee.

Credit Agreement

As of June 30, 2005, Watson Wyatt had a $50 million credit facility provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.20 percent of the facility that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the company’s revolving credit facility as of June 30, 2005 or 2004.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for a fixed coverage charge, cash flow leverage ratio and asset coverage) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of June 30, 2005.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility was unavailable for operating needs as of June 30, 2005.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

In order to secure funding necessary for the business acquisition discussed in Note 2, during July 2005 the company amended and restated its credit facility to provide for a new revolving credit facility in an aggregate principle amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the new credit agreement.  The company also pays a 0.15% commitment fee on the unused portion of the facility.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge).  The company borrowed $85 million from this credit facility in order to fund the acquisition of WWLLP at July 31, 2005.  This facility is scheduled to mature on June 30, 2010.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims including the cost of defending such claims.  Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company (PCIC) owned by us and two other professional services firms.

In formulating its premium structure, PCIC estimates the amount it expects to pay for losses (and loss expenses) for all the members as a whole and then allocates that amount to the member firms based on the individual member’s expected losses.  PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.  As of July 1, 2005, the captive insurance company carries reinsurance for 100% of losses it insures above $25 million.

Our agreements with PCIC could require additional payments to PCIC in the event that the company decided to exit PCIC and adverse claims significantly exceed prior expectations.  If these circumstances were to occur, the company would record a liability at the time it becomes estimable and probable.

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable.

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $13.9 million IBNR liability recorded as of June 30, 2005.

Recent insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and constraints on aggregate excess coverages, trends that are anticipated to continue.  We expect these recent conditions to recur periodically and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital over the past couple of years, with the most recent capital contributions ($1.5 million in cash and a letter of credit for $3.1 million from the company) being made in July 2005.

In light of increasing worldwide litigation, including litigation against professionals, the company has implemented a requirement that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements.  Nearly 100 percent of the company’s U.S. corporate clients have signed engagement letters including mitigation clauses, and initiatives to maintain that process both in the United States and complete it elsewhere are underway. The company has disengaged from certain client relationships where satisfactory engagement terms could not be achieved.

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

In December 2003, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132).  SFAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.   The statement was effective for fiscal years ending after December 15, 2003.  The company has adopted SFAS 132 as revised and included appropriate disclosure in the form 10-K.

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

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123.  In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005.  As a result, the company will implement SFAS 123R in the reporting period starting July 1, 2005.  The company does not expect that the adoption will have a material effect on its financial statements.

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time election to exclude 85 percent of foreign unrepatriated earnings in either fiscal year 2005 or 2006.  The company has evaluated the effect of the repatriation provision.  However, it is currently not practical to estimate a range of income taxes associated with any future repatriation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business.  These risks include interest rate risk and foreign currency exchange risk.  We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.  See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our handling of risk associated with the business acquisition of Watson Wyatt LLP.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and overseen by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)          Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

Management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Part III

Item 10.  Directors, Executive Officers, and Audit Committee of the Registrant.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 11.  Executive Compensation.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 14.  Principal Auditor Fees and Services.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company’s fiscal year, and that information is incorporated herein by this reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

a)	Financial Information

(1)	Consolidated Financial Statements of Watson Wyatt & Company Holdings

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2005
Consolidated Balance Sheets at June 30, 2005 and 2004
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2005
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2005
Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2005

Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 96.

c)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT & COMPANY HOLDINGS
(Registrant)

Date: August 24, 2005	By:	/s/ John J. Haley
John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer	8/24/05
John J. Haley	and Director

/s/ Carl D. Mautz	Vice President and Chief	8/24/05
Carl D. Mautz	Financial Officer

/s/ Peter L. Childs	Controller	8/24/05
Peter L. Childs

/s/ John J. Gabarro	Director	8/24/05
John J. Gabarro

/s/ R. Michael McCullough	Director	8/24/05
R. Michael McCullough

/s/ Linda D. Rabbitt	Director	8/24/05
Linda D. Rabbitt

/s/Chandrasekhar Ramamurthy	Director	8/24/05
Chandrasekhar Ramamurthy

/s/ Gilbert T. Ray	Director	8/24/05
Gilbert T. Ray

/s/ John B. Shoven	Director	8/24/05
John B. Shoven

/s/ Paul N. Thornton	Director	8/24/05
Paul N. Thornton

/s/ Gene H. Wickes	Vice President and Director	8/24/05
Gene H. Wickes

/s/ John C. Wright	Director	8/24/05
John C. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Watson Wyatt & Company Holdings, Inc.

We have completed an integrated audit of Watson Wyatt & Company Holdings, Inc. 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Watson Wyatt & Company Holdings, Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
McLean, Virginia
August 24, 2005

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Year Ended June 30
	2005	2004	2003

Revenue	$737,421	$702,005	$709,616

Costs of providing services:
Salaries and employee benefits	397,252	396,775	401,274
Professional and subcontracted services	57,810	49,159	47,356
Occupancy, communications and other	106,752	105,459	106,224
General and administrative expenses	74,612	63,631	57,285
Depreciation and amortization	20,210	18,511	19,621
	656,636	633,535	631,760

Income from operations	80,785	68,470	77,856

Income from affiliates	7,146	7,109	5,787
Interest income, net	2,172	743	991
Other non-operating (loss) income	(7,404)	6,222	761

Income from continuing operations before income taxes	82,699	82,544	85,395

Provision for (benefit from) income taxes:
Current	33,725	42,722	47,666
Deferred	(2,422)	(10,117)	(12,651)
	31,303	32,605	35,015

Income from continuing operations	51,396	49,939	50,380

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations, less applicable income tax expense of $511, $409 and $4,671 for the years ended June 30, 2005, 2004 and 2003	739	592	6,764

Sublease income from discontinued operations, less applicable income tax expense of $18, $43 and $16 for the years ended June 30, 2005, 2004 and 2003	27	62	22

Net income	$52,162	$50,593	$57,166

Basic earnings per share:
Income from continuing operations	$1.58	$1.52	$1.52
Income from discontinued operations	0.02	0.02	0.21
Net income	$1.60	$1.54	$1.73

Diluted earnings per share:
Income from continuing operations	$1.56	$1.50	$1.51
Income from discontinued operations	0.02	0.02	0.21
Net income	$1.58	$1.52	$1.72

Weighted average shares of common stock,
basic (000)	32,541	32,866	32,962
Weighted average shares of common stock,
diluted (000)	32,845	33,207	33,287

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	June 30,	June 30,
	2005	2004

Assets
Cash and cash equivalents	$168,076	$136,940
Marketable securities	—	20,000
Receivables from clients:
Billed, net of allowances of $2,114 and $1,241	95,977	86,726
Unbilled, net of allowances of $264 and $456	62,840	63,108
	158,817	149,834
Deferred income taxes	24,718	15,052
Other current assets	12,599	11,388
Total current assets	364,210	333,214
Investment in affiliates	30,857	30,235
Fixed assets, net	94,033	65,438
Deferred income taxes	92,915	55,240
Goodwill and intangible assets	22,664	20,909
Other assets	14,000	7,132

Total Assets	$618,679	$512,168

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$122,621	$113,233
Deferred income taxes	283	—
Income taxes payable	4,648	12,526
Total current liabilities	127,552	125,759
Accrued retirement benefits	205,029	97,984
Deferred rent and accrued lease losses	18,701	10,199
Deferred income taxes	370	628
Other noncurrent liabilities	32,824	32,414

Total Liabilities	384,476	266,984

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value: 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value: 69,000,000 shares authorized; 33,372,880 and 33,372,880 issued and 32,627,226 and 32,317,156 outstanding	334	334
Additional paid-in capital	147,948	149,508
Treasury stock, at cost - 745,654 and 1,055,724 shares	(18,705)	(26,149)
Retained earnings	168,075	125,669
Accumulated other comprehensive loss	(63,449)	(4,178)
Total Stockholders’ Equity	234,203	245,184

Total Liabilities and Stockholders’ Equity	$618,679	$512,168

See accompanying notes to the

consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Year Ended June 30
	2005	2004	2003

Cash flows from operating activities:
Net income	$52,162	$50,593	$57,166
Adjustments to reconcile net income to net cash from operating activities:
Loss on foreign currency forward contract	4,803	—	—
Other non-operating gain related to PCIC	—	(5,600)	—
Income from discontinued operations, net of income tax expense	(739)	(592)	(6,786)
Provision for doubtful receivables from clients	5,563	5,612	7,859
Depreciation	19,899	18,196	19,205
Amortization of intangible assets	311	315	416
Provision for (benefit from) deferred income taxes	(4,587)	(7,457)	2,994
Income from affiliates	(7,146)	(7,109)	(5,787)
Distributions from affiliates	6,131	5,521	4,831
Other, net	866	508	(595)
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(14,546)	(16,524)	4,831
Other current assets	(488)	377	5,594
Other assets	(6,868)	(538)	1,639
Accounts payable and accrued liabilities	9,532	7,359	(14,982)
Income taxes payable	(8,601)	(3,190)	(3,968)
Accrued retirement benefits	2,101	6,025	(1,855)
Deferred rent and accrued lease losses	8,502	5,591	948
Other noncurrent liabilities	1,189	405	3,201
Net cash from operating activities	68,084	59,492	74,711

Cash flows used in investing activities:
Purchases of marketable securities	(469,400)	(277,600)	(244,700)
Sales and maturities of marketable securities	489,400	286,300	224,000
Purchases of fixed assets	(34,712)	(23,629)	(17,505)
Proceeds from sale of fixed assets	64	157	40
Capitalized software costs	(14,296)	—	—
Proceeds from divestitures	20	622	1,281
Acquisitions and contingent consideration payments	(812)	(321)	(2,310)
Investments in affiliates	—	—	(3,661)
Net cash used in investing activities	(29,736)	(14,471)	(42,855)

Cash flows used in financing activities:
Issuances of common stock - exercises of stock options	1,992	2,142	714
Issuances of common stock - employee stock purchase plan	8,078	6,789	6,408
Dividends paid	(9,756)	—	—
Offering costs on repurchases of common stock	—	(728)	—
Repurchases of common stock	(9,358)	(33,139)	(13,824)
Net cash used in financing activities	(9,044)	(24,936)	(6,702)

Effect of exchange rates on cash	1,832	1,181	2,546

Increase in cash and cash equivalents	31,136	21,266	27,700

Cash and cash equivalents at beginning of year	136,940	115,674	87,974

Cash and cash equivalents at end of year	$168,076	$136,940	$115,674

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A	Class B-1	Class B-2
	Common	Common	Common
	Stock	Stock	Stock						Retained	Accumulated
	Outstanding	Outstanding	Outstanding	Class A	Class B-1	Class B-2	Additional	Treasury	Earnings	Other
	(number of	(number of	(number of	Common	Common	Common	Paid-in	Stock,	(Accumulated	Comprehensive
	shares)	shares)	shares)	Stock	Stock	Stock	Capital	at Cost	Deficit)	(Loss)/Income	Total

Balance at June 30, 2002	20,029	—	12,868	$202	$—	$129	$147,034	$(3,076)	$20,351	$(5,419)	$159,221

Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	57,166	—	57,166
Additional minimum pension liability	—	—	—	—	—	—	—	—	—	(67,869)	(67,869)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	4,211	4,211
Total comprehensive loss											(6,492)
Transfer restriction expiration of 12,745,015 shares	12,745	—	(12,745)	127	—	(127)	—	—	—	—	—
Other conversion	123	—	(123)	2	(2)	—	—	—	—	—	—
Repurchases of common stock	(673)	—	—	—	—	—	—	(13,824)	—	—	(13,824)
Issuances of common stock - employee stock purchase plan shares	393	—	—	—	—	—	(1,347)	7,755	—	—	6,408
Issuances of common stock - deferred stock units	259	—	—	—	—	—	285	5,021	—	—	5,306
Issuances of common stock to outside directors	13	—	—	—	—	—	(42)	249	—	—	207
Issuances of common stock - stock options	54	—	—	—	—	—	(205)	919	—	—	714
Tax benefit of exercises of stock options	—	—	—	—	—	—	197	—	—	—	197

Balance at June 30, 2003	32,943	—	—	331	—	—	145,922	(2,956)	77,517	(69,077)	151,737

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	50,593	—	50,593
Additional minimum pension liability	—	—	—	—	—	—	—	—	—	61,218	61,218
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,681	3,681
Total comprehensive income											115,492
Cash dividends	—	—	—	—	—	—	—	—	(2,441)	—	(2,441)
Repurchases of common stock	(1,342)	—	—	—	—	—	—	(33,139)	—	—	(33,139)
Offering costs on repurchases of common stock	—	—	—	—	—	—	(728)	—	—	—	(728)
Issuances of common stock - employee stock purchase plan shares	359	—	—	1	—	—	420	6,368	—	—	6,789
Issuances of common stock - deferred stock units	178	—	—	2	—	—	4,081	—	—	—	4,083
Issuances of common stock to outside directors	14	—	—	—	—	—	22	330	—	—	352
Issuances of common stock - stock options	165	—	—	—	—	—	(1,106)	3,248	—	—	2,142
Tax benefit of exercises of stock options	—	—	—	—	—	—	897	—	—	—	897

Balance at June 30, 2004	32,317	—	—	334	—	—	149,508	(26,149)	125,669	(4,178)	245,184

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	52,162	—	52,162
Additional minimum pension liability	—	—	—	—	—	—	—	—	—	(61,728)	(61,728)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,457	2,457
Total comprehensive income											(7,109)
Cash dividends	—	—	—	—	—	—	—	—	(9,756)	—	(9,756)
Repurchases of common stock	(365)	—	—	—	—	—	—	(9,358)	—	—	(9,358)
Issuances of common stock - employee stock purchase plan shares	362	—	—	—	—	—	(936)	9,014	—	—	8,078
Issuances of common stock - deferred stock units	151	—	—	—	—	—	276	3,769	—	—	4,045
Issuances of common stock to outside directors	8	—	—	—	—	—	16	209	—	—	225
Issuances of common stock - stock options	154	—	—	—	—	—	(1,818)	3,810	—	—	1,992
Tax benefit of exercises of stock options	—	—	—	—	—	—	902	—	—	—	902

Balance at June 30, 2005	32,627	—	—	$334	$—	$—	$147,948	$(18,705)	$168,075	$(63,449)	$234,203

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

The Company adopted FIN 46(R) in March 2004, which expands existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities, and activities of another entity.  In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary.  The primary beneficiary is defined as the company that will absorb a majority of the VIE’s expected losses or residual returns if they occur.  Since the Company is not obligated to absorb a majority of expected losses or residual returns in the entities it determined to be variable interest entities, the Company is not required to consolidate these entities.  Therefore, the adoption of FIN 46(R) had no effect on the Company.

Use of Estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used when accounting for revenue, allowances for uncollectible receivables, investments in affiliates, depreciation and amortization, profits on long-term contracts, asset write-downs, employee benefit plans, taxes, pension plan assumptions, accruals for estimated losses related to reported and unreported professional liability claims and discontinued operations.

Reclassifications - Certain amounts previously presented have been reclassified to conform to the current presentation.

Cash and Cash Equivalents - We consider short-term, highly-liquid investments with original maturities of 90 days or less to be cash equivalents.  All of our cash and investments at June 30, 2005 were deemed to be cash and cash equivalents.

In connection with recent interpretations regarding the classification of auction rate securities, the company concluded that it was appropriate to classify its auction rate securities as marketable securities instead of cash and cash equivalents, which has been the historical classification.  Auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through an auction process. Accordingly, the company has revised the classification to report these securities as marketable securities in the Consolidated Balance Sheet as of June 30, 2004.  These securities were $20 million at June 30, 2004.  The company has also made corresponding adjustments to the Consolidated Statement of Cash Flows for the year ended June 30, 2004 and 2003, to reflect the gross purchases of $277.6 million and $244.7 million, respectively, and sales of $286.3 million and $224.0 million, respectively, of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the company’s previously reported Consolidated Statements of Cash Flows, or the company’s previously reported Consolidated Statements of Operations for any period.

At June 30, 2005, the company had no auction rate securities classified as available-for-sale short-term investments, compared to $20.0 million at June 30, 2004.  Our investments in these securities have been recorded at cost, which approximated fair value due to their variable interest rates, which typically reset every 7 to 28 days.  Despite the long-term nature of their stated contractual maturities, we have had the ability to quickly liquidate these securities.  As a result, we had no cumulative gross unrealized or realized holding gains or losses from these investments.  All income generated from these investments was recorded as interest income.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The issuance of SAB 104 has not had an effect on our revenue recognition policies as they are in accordance with SAB 104.

Other Non-operating Expenses - Non-operating expenses for the year ended June 30, 2005 included the settlement cost of $2.2 million related to a claim by a former joint venture partner, a $4.8 million loss associated with a foreign exchange forward contract entered into in conjunction with the acquisition of WWLLP (see Note 2) and $0.4 million in fees paid to external advisors for strategic consulting.

Foreign Currency Translation - Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the “Occupancy, communications and other” line of our Consolidated Statements of Operations.  Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.  Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year.  Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.

Fair Value of Financial Instruments - The carrying amount of our cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.  There were no borrowings outstanding under our revolving credit agreement at June 30, 2005 or June 30, 2004.  There were no events of default that would require us to satisfy the guarantees described in Note 14.

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

Incurred But Not Reported (IBNR) Claims - The company accrues for IBNR professional liability claims that are estimable and probable, and for which we have not yet contracted for insurance coverage.  This liability was $13.9 million and $13.2 million at June 30, 2005 and 2004, respectively.

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

As required by FAS 123, the company has determined pro forma net income and earnings per share as if the company had accounted for its stock compensation plans under the fair value method of FAS 123.  The company estimated compensation expense for its Stock Purchase Plan based on the discounted purchase price offered to employees enrolled in the plan, which approximates fair value.  For the Stock Option Plan, the company uses the Black-Scholes option valuation model to calculate the fair value of options granted for pro forma disclosure purposes.  Using the Black-Scholes model, the weighted average fair value of options granted during fiscal year 2002 was $8.00 per option, and $5.26 per option for fiscal year 2001.  No options were granted during fiscal years 2003, 2004 or 2005.  The following assumptions were used in the calculation:

	2002	2001

Expected dividend yield	0%	0%
Volatility	40%	40%
Risk-free interest rate	4.12%	5.79%
Expected life	4 years	4 years

The table below reflects the pro forma effect on net income and earnings per share for fiscal years 2005, 2004 and 2003, as if the company were to recognize compensation expense under the “fair-value-based method” of SFAS 123.

	Year Ended June 30
	2005	2004	2003

Net income, as reported	$52,162	$50,593	$57,166
Add: Stock-based compensation expense included in reported net income, net of related tax effects	241	243	66
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,411)	(1,662)	(1,518)
Pro forma net income	$50,992	$49,174	$55,714

Earnings per share:
Basic - as reported	$1.60	$1.54	$1.73
Basic - pro forma	$1.57	$1.50	$1.69

Diluted - as reported	$1.58	$1.52	$1.72
Diluted - pro forma	$1.55	$1.48	$1.67

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148).  SFAS 148 provides additional transition guidance for those entities that elect to expense stock options pursuant to SFAS 123, “Accounting for Stock-Based Compensation”.  The company has adopted the disclosure provisions of SFAS 148 and as a result provides pro forma information on a quarterly and annual basis regarding stock-based employee compensation costs.

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123.  In April, 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005.  As a result, the company will implement SFAS 123R in the reporting period starting July 1, 2005.  The company does not expect that the adoption will have a material effect on its financial statements.

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

Goodwill and Intangible Assets - Watson Wyatt has historically applied the purchase method of accounting to its acquisitions.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill and indefinite-lived intangible assets are no longer amortized, but must be assessed at least annually for impairment beginning in the year of adoption.  The company performs its impairment tests in the third quarter of the company’s fiscal year, and has determined that no impairment of goodwill has occurred.  FAS 142 also provides that other intangible assets that have finite useful lives will continue to be amortized over their useful lives.  See Note 11 for further disclosures regarding the impact of this pronouncement on our financial results.

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

In December 2003, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132).  SFAS 132 revisions retain the original disclosures but require additional annual disclosures about assets, obligations, cash flows and interim disclosures about net periodic benefit costs of defined benefit pension plans and other postretirement plans.   The statement was effective for fiscal years ending after December 15, 2003.  The company has adopted SFAS 132 as revised and included appropriate disclosure in the Form 10-K.

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

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123.  In April, 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005.  As a result, the Company will implement SFAS 123R in the reporting period starting July 1, 2005.  The company does not expect that the adoption will have a material effect on its financial statements.

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time election to exclude 85 percent of foreign unrepatriated earnings in either fiscal year 2005 or 2006.  The Company has started evaluating the effect of the repatriation provision; however, the company will not be able to complete the analysis until after Congress or Treasury provides additional guidance on key elements of the provision.  As a result, it is currently not practical to estimate the range of income taxes associated with repatriation.

Note 2 - Business Acquisition

The company and Watson Wyatt LLP (WWLLP) formed an alliance in 1995 in connection with which the company obtained an approximate 20% ownership interest in WWLLP.  On January 18, 2005 the company entered into non-binding Heads of Agreement setting forth the principal terms of an agreement to acquire substantially all of the assets and assume most liabilities of WWLLP. On April 18, 2005, the company announced the signing of a definitive agreement relating to the transaction.

The acquisition was completed on July 31, 2005.  Results of WWLLP’s operations will be included in the company’s consolidated financial statements beginning on August 1, 2005 and are not included in the company’s results for the fiscal year ended June 30, 2005, other than through the continued recording of our share of WWLLP’s earnings through the equity method of accounting as discussed in Note 4. In connection with the acquisition the company surrendered its rights and obligations as a member of WWLLP, including the right to earnings, if any, after July 31, 2005.

The business acquisition will be accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards Board No. 141, “Business Combinations” (SFAS 141).

The consideration paid for the assets acquired was approximately £88.3 million in cash and 9,090,571 shares of the company’s common stock. In addition, a further 1,950,000 shares may be paid after June 30, 2007, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.

The cash portion of the purchase price is equal to approximately US$156 million based on the exchange rate on August 1, 2005.  In accordance with SFAS 141, the 9,090,571 shares paid will be valued at $26.26 per share, the average market price of the company’s stock over the two-day period before and after the terms of the acquisition were agreed to and announced on January 18, 2005.  The ultimate number of shares of common stock to be issued as contingent consideration will not be determinable until after June 30, 2007, when achievement of the financial performance goals is assessed.  The value of any shares issued under this contingency will be recorded as goodwill in accordance with SFAS 141.

In the acquisition, the company acquired substantially all of the assets of WWLLP, including cash and investments, billed and unbilled receivables from clients, capital assets, identifiable intangible assets and goodwill.  The company also assumed most liabilities that have been incurred by WWLLP in conducting its business, including accounts payable and accrued liabilities, accrued bonuses and unallocated partnership profits, leases for properties used by WWLLP, specified contracts in respect of WWLLP’s business, pension obligations, tax liabilities other than personal tax liabilities of members of WWLLP, and most liabilities of subsidiaries of WWLLP.  The company did not assume liabilities and related cash reserves in existence at closing for professional liability claims relating to work performed before closing by WWLLP, its members, former members, or certain of its indirect subsidiaries. In addition, the company did not assume liabilities to make annuity payments to members or former members, obligations of WWLLP to make payments to former members relating to partnership accounts, tax liabilities of members or former members of WWLLP, liabilities of WWLLP for fees and expenses incurred in connection with the acquisition, or liabilities under some contracts.

The final allocation of the purchase price will be determined upon completion of a final balance sheet, which includes a final valuation of WWLLP’s tangible and intangible assets and liabilities as of July 31, 2005.  The company is currently in the process of completing a closing balance sheet as of July 31, 2005 through which the value of these assets and liabilities will be quantified.

The company has, however, estimated the value of identifiable intangible assets acquired.  These intangible assets can be broken down into the following components:

	Asset Life	Estimated Amount
		(in thousands) (unaudited)
Trademark and trade name	Not amortizable	$110,900
Customer relationships	10-15 years	62,100
Core/developed technology	3-5 years	18,300
Total		$191,300

The value of these intangible assets was estimated by considering cash flows from the current balances of accounts, expected growth or attrition in balances, and the estimated life of the relationship and the assigned values are subject to change as we update this analysis.

In association with this business acquisition, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (Pound) exposure of the cash consideration.  The forward contract provided for the purchase of £88.3 million at a fixed price of $164.5 million, settling on July 29, 2005.  In accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, since the forward contract is associated with a business acquisition that is subject to the provisions of SFAS 141 and the acquisition involves an equity method investment, the forward contract does not qualify for hedge accounting.  As a result, changes in fair value associated with the forward contract are recognized in the Consolidated Statement of Operations.  Consequently, a gain of $1.4 million was recognized during the third quarter of fiscal year 2005, and a loss of $6.2 million was recognized during the fourth quarter of fiscal year 2005, for a net loss for fiscal year 2005 of $4.8 million.  The gain and loss associated with this transaction were included in other non-operating income on the Consolidated Statement of Operations.  The company will record an additional $3.6 million loss associated with this transaction in the first quarter of fiscal year 2006.

Note 3 - Cash Flow Information

Net cash from operating activities in the Consolidated Statements of Cash Flows includes cash payments for the following:

	Year Ended June 30
	2005	2004	2003

Interest expense	$662	$780	$787
Income taxes	43,373	43,077	36,272

Note 4 - Investments in Affiliates

We have historically operated globally as an alliance with our affiliates.  As a result, the revenues and operating expenses in the Consolidated Statements of Operations for fiscal years 2005, 2004, and 2003 reflect only the results of operations of Watson Wyatt & Company Holdings and do not reflect the acquisition described in Note 2.  Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the “Income from affiliates” line in the Consolidated Statements of Operations.

Entities accounted for under the equity method and our investments in those affiliates as of June 30, 2005 and 2004 are as follows:

	June 30
	2005	2004

Watson Wyatt LLP	$17,583	$17,119
Watson Wyatt Holdings (Europe) Limited	6,998	6,799
Professional Consultants Insurance Company, Inc.	6,276	6,317

Total investment in affiliates	$30,857	$30,235

Watson Wyatt LLP and Watson Wyatt Holdings (Europe) Limited

Our principal affiliates at June 30, 2005 were Watson Wyatt LLP (WWLLP) and Watson Wyatt Holdings (Europe) Limited (WWHE).  On April 1, 1995, the company transferred its United Kingdom (“U.K.”) operations to WWLLP, an actuarial partnership based in the U.K., and received a beneficial interest in WWLLP and a 10% interest in a defined profit pool of WWLLP.  The company also transferred its Continental European operations to WWHE as a newly formed holding company, jointly owned and controlled by the Company and WWLLP, in exchange for 50.1% of its shares. Effective July 1, 1998, the company sold one-half of its investment in WWHE to WWLLP.  As of June 30, 2005, WWHE was jointly owned and controlled by the company (25%) and WWLLP (75%).  While Watson Wyatt & Company, WWLLP, and WWHE remain separate legal entities, the companies have marketed their services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.  We retain the ability to exercise significant influence over WWLLP and WWHE.  As of June 30, 2005, we had net receivables from WWLLP and WWHE of $0.2 million and $0.1 million, respectively.  As of June 30, 2004, we had receivables from WWLLP and WWHE of $0.2 million and $0.2 million, respectively.  As disclosed in Note 2, on July 31, 2005 we completed our acquisition of substantially all of the remaining assets and assumed most liabilities of WWLLP.

Our investment balance in WWHE reflects our initial investment, our 25 percent share of their cumulative net loss and a note receivable that we carry on our balance sheet at approximately $7.0 million.  The note is collateralized by the assets and performance of WWHE and calls for principal and unpaid interest to be paid by 2020.  In light of the historical performance of WWHE, the company has not recognized interest income for the note.  If the company had recognized interest income for the note, its carrying value, including accrued unpaid interest, would approximate £15 million, or approximately $28 million, as of June 30, 2005.  We evaluate the WWHE investment on a quarterly and annual basis and have determined that the current carrying value of the WWHE investment is recoverable as of June 30, 2005.  Subsequent to the acquisition described in Note 2, this note will be held within our U.K. group of subsidiaries.

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

Capital contributions to PCIC are required when approved by a majority of its stockholders.  From the time PCIC was organized through June 30, 2005, we have contributed $3.9 million in cash and have designated PCIC as the beneficiary on a total of $4.9 million of letters of credit.  Our ownership interest in PCIC as of June 30, 2005 and 2004 was 34.8 percent.  Management believes that the company’s maximum financial statement exposure to loss of its investment in PCIC is limited to the carrying value of the company’s investment in PCIC of $6.3 million, combined with letters of credit totaling $4.9 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $11.2 million.

In July 2005, the company contributed an additional $1.5 million of capital to PCIC and designated PCIC as the beneficiary on an additional letter of credit totaling $3.1 million.

Combined summarized balance sheet information at June 30 for all of the company’s affiliates is as follows:

	2005	2004

Current assets	$287,166	$272,757
Noncurrent assets	166,616	116,815

Total assets	$453,782	$389,572

Current liabilities	$123,550	$77,166
Noncurrent liabilities	200,866	162,669
Stockholders’ equity	129,366	149,737

Total liabilities and stockholders’ equity	$453,782	$389,572

Income from affiliates includes our proportionate share of income from these equity investments.  Combined summarized operating results (prior to distribution of profits) reported by the affiliates for the years ended June 30 are as follows:

	2005	2004	2003

Revenue	$495,264	$423,783	$354,890
Operating expenses	373,423	294,260	254,752

Income before taxes	121,841	129,523	100,138

Net income	$121,612	$127,152	$97,607

The Company adopted FIN 46(R) in March 2004, FIN 46(R) expands existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities, and activities of another entity.  In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary.  The primary beneficiary is defined as the company that will absorb a majority of the VIE’s expected losses or residual returns if they occur.  Since the Company is not obligated to absorb a majority of expected losses or residual returns in the entities it determined to be variable interest entities, the Company is not required to consolidate these entities.  Therefore, the adoption of FIN 46(R) had no effect on the Company.

We have evaluated under FIN 46(R) our consolidated subsidiaries and both Wellspring and GRS and believe that our accounting and disclosure is in compliance with the pronouncement.

Note 5 - Fixed Assets

Furniture, fixtures, equipment and leasehold improvements are recorded at cost and presented net of accumulated depreciation or amortization.  Furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over lives ranging from three to seven years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the asset lives.

The components of fixed assets are:

	June 30
	2005	2004

Furniture, fixtures and equipment	$85,994	$78,588
Computer software	58,184	33,414
Leasehold improvements	52,695	44,454
	196,873	156,456
Less: accumulated depreciation and amortization	(102,840)	(91,018)

Fixed assets, net	$94,033	$65,438

Total unamortized computer software costs were $45.1 million and $25.1 million as of June 30, 2005 and 2004, respectively.  Total amortization expense for computer software was $5.1 and $2.2 million for fiscal year 2005 and 2004, respectively.

Note 6 — Retirement Benefits

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

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost.  The excess of net periodic pension cost over such contributions and direct benefit payments under non-qualified plan provisions is accrued by the company.  The following table sets forth our projected voluntary pension contributions for fiscal year 2006, as well as the voluntary pension contributions to our various plans in fiscal years 2005 and 2004:

	2006 (Projected)	2005 (Actual)	2004 (Actual)
U.S.	10,000	10,000	10,000
Canada	2,500	2,431	46
Hong Kong	1,100	1,009	1,039
U.K.	800	848	1,262

The fair value of plan assets is based on the market value of domestic equity, international equity and fixed income securities that are in the pension portfolio.  To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.

The non-current portions of accrued costs related to our principal retirement plans reflected in the company’s Consolidated Balance Sheets are:

	June 30
	2005	2004

Defined benefit retirement plans	$151,990	$44,313
Canadian Separation Allowance Plan	4,067	4,878
Postretirement benefits other than pensions	48,972	48,793

Accrued retirement benefits	$205,029	$97,984

The assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, included the following at the end of the past three fiscal years:

	Year Ended June 30
	2005	2004	2003

Discount rate, Projected Benefit Obligation	5.25%	6.25%	6.00%
Discount rate, Net Periodic Benefit Cost	6.25%	6.00%	7.25%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%
Rate of increase in compensation, PBO	3.34%	3.34%	3.09%
Rate of increase in compensation, Net Periodic Benefit Cost	3.34%	3.09%	4.34%

The 5.25 percent discount rate assumption used at the end of fiscal year 2005 represents a 100 basis point decrease from the 6.25 percent discount rate used at the end of fiscal year 2004.  The company’s 2005 discount rate assumption was determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption remained at 9.00 percent at June 30, 2005.  Continuation of the 9.00 percent return assumption was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment portfolio is heavily weighted towards equities.

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

Net periodic pension cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30
	2005	2004	2003

Service cost	$25,202	$26,674	$26,201
Interest cost	36,457	33,490	33,564
Expected return on plan assets	(42,580)	(35,831)	(37,466)
Amortization of transition obligation	(7)	(4)	199
Amortization of net unrecognized losses	6,989	11,406	4,760
Amortization of prior service cost	(2,161)	(2,169)	582

Net periodic pension cost	$23,900	$33,566	$27,840

The following table summarizes benefit obligations associated with the qualified and non-qualified plans:

	June 30, 2005		June 30, 2004
	Qualified	Non-qualified	Qualified	Non-qualified

Accumulated benefit obligation	$592,823	$73,131	$469,549	$61,172

Projected benefit obligation at beginning of year	$508,725	$78,490	$486,225	$80,318
Service cost	19,896	5,306	21,081	5,593
Interest cost	31,518	5,031	28,704	4,786
Actuarial losses/(gains)	85,607	13,740	(15,828)	297
Benefit payments	(16,975)	(1,418)	(15,608)	(1,476)
Change in assumptions	10,042	1,389	—	—
Settlements	253	(11,100)	—	(10,542)
Other	845	—	1,580	(613)
Foreign currency adjustment	2,794	1,175	2,574	128
Projected benefit obligation at end of year	$642,705	$92,613	$508,728	$78,491

The table below provides information for the U.S. qualified pension plan with an accumulated benefit obligation in excess of plan assets in fiscal year 2005.  In fiscal year 2004, the U.S. qualified plan assets were greater than the accumulated benefit obligation.  The non-qualified amounts reflect only the U.S. and Canadian plans and are unfunded.

	June 30, 2005		June 30, 2004
	Qualified	Non-qualified	Qualified	Non-qualified

Projected Benefit Obligation	$554,746	$92,613	$440,820	$78,491
Accumulated Benefit Obligation	512,162	73,131	406,397	61,172
Fair value of plan assets	445,002	—	407,776	—

The table below provides information for the UK pension plan with an accumulated benefit obligation in excess of plan assets in fiscal years 2005 and 2004.

	June 30, 2005	June 30, 2004

Projected Benefit Obligation	$26,867	$25,997
Accumulated Benefit Obligation	26,867	25,997
Fair value of plan assets	21,147	19,107

The Canada and Hong Kong qualified plans each had assets greater than the accumulated benefit obligation.

The following table summarizes plan assets associated with the qualified and non-qualified plans:

	June 30, 2005		June 30, 2004
	Qualified	Non-qualified	Qualified	Non-qualified

Fair value of plan assets at beginning of year	$476,022	$—	$405,339	$—
Actual return on plan assets	49,537	—	71,986	—
Company contributions	14,288	12,518	12,347	12,018
Benefit payments	(16,975)	(12,518)	(15,628)	(12,018)
Participant contributions	845	—	—	—
Foreign currency adjustment	3,170	—	1,978	—
Fair value of plan assets at end of year	$526,888	$—	$476,022	$—

The following table, and the narrative that follows, provide information relating to the weighted-average asset allocations at June 30, 2005 and 2004 and the investment strategy for the company’s U.S. defined benefit pension plan, which comprises the majority of our define benefit pension plans:

	Plan Assets at June 30
	2005	2004
Asset Category
Equity securities	84.5%	85.8%
Debt securities	15.5%	14.2%
Real estate	0.0%	0.0%
Other	0.0%	0.0%
Total	100%	100%

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

The expected return on assets assumption is developed in conjunction with advisors and using the company’s asset model that reflects a combination of rigorous historical analysis and the forward looking views of the financial markets as revealed through the yield on long-term bonds, the price earnings ratios of the major stock market indices and long-term inflation. Amounts are tested for reasonableness against their historical averages. The assumption was lowered from 10.0 percent to 9.0 percent for the fiscal year beginning July 1, 2003. The expected return on assets assumption is intended to be a long-term assumption and is not expected to be modified frequently.  The return on assets in fiscal year 2005 was 10 percent, compared to a return of 19 percent in fiscal year 2004.

The following benefit payments for our defined benefit pension plan, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Benefit payments

2006	$21,269
2007	23,773
2008	25,748
2009	30,792
2010	30,658
Years 2011 - 2015	199,005
$331,245

The following table summarizes the funding status associated with the qualified and non-qualified plans:

	June 30, 2005		June 30, 2004
	Qualified	Non-qualified	Qualified	Non-qualified

Funded status at end of year	$(115,815)	$(92,613)	$(32,702)	$(78,491)
Unrecognized prior service cost	(7,489)	(3,248)	(9,375)	(3,579)
Unrecognized net loss/(gain)	177,824	7,679	95,876	(7,721)
Unrecognized transition obligation/(asset)	(209)	166	(247)	209
Net amount recognized	$54,311	$(88,016)	$53,552	$(89,582)

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

In fiscal year 2005, the decline in interest rates has increased our accumulated benefit obligation, resulting in the accumulated benefit obligation becoming greater than the value of the plan assets for the U.S pension plans.  Our Canadian non-qualified plan had a liability recorded in the financial statements that was less than its accumulated benefit obligation.  As a result, in both scenarios above, the company was required to record an additional minimum pension liability for those plans in accordance with Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions” (FAS 87).  This resulted in an increase in the pension liability of $105.4 million, an increase in intangible assets of $0.6 million, a non-cash charge to Stockholders’ Equity of $62.0 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $42.8 million.  Our U.K. plan currently has an additional minimum pension liability recorded of $9.1 million at June 30, 2005.  Our Canadian and Hong Kong qualified pension plan assets were greater than their associated accumulated benefit obligation as of June 30, 2005 and 2004 and thus did not require the recording of additional minimum pension liabilities in either period.

As of June 30, 2005, our Consolidated Balance Sheets reflect the recording of a minimum pension liability of $114.8 million, an intangible asset of $0.6 million, an accumulated other comprehensive loss of $68.4 million (reflected in Stockholders’ Equity) and a deferred tax asset of $45.8 million.

The table below summarizes the amounts reflected in our Consolidated Balance Sheets for the period indicated:

	June 30, 2005		June 30, 2004
	Qualified	Non-qualified	Qualified	Non-qualified

Prepaid (accrued) benefit cost	$54,311	$—	$53,552	$—
Accrued benefit liability	(112,842)	(89,723)	(9,625)	(89,582)
Intangible assets	122	486	124	—
Accumulated other comprehensive income	112,720	1,221	9,501	—
Net amounts recognized	$54,311	$(88,016)	$53,552	$(89,582)

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates.  Effective July 1, 2004, the company reinstituted a match to employee contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation.  The company will also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.  The company contribution in fiscal year 2005 was $3.0 million.

On July 1, 2003, the company match was suspended.   Under the plan in previous years, we had matched employee contributions at 50 percent of the first 6 percent of total pay, which includes base salary, overtime and annual performance-based bonuses.  Vesting of the company match occurs after three years for new employees and is 100 percent for all employees hired before January 1, 1997.  The expense in fiscal years 2003 was $7.4 million.  Under the plan, we also have the ability to make discretionary profit-sharing contributions.  We made no profit-sharing contributions during fiscal years 2004 or 2003.  We also sponsor a Canadian Separation Allowance Plan (CSAP) that provides retirement benefits to substantially all Canadian associates.  The CSAP is an unfunded benefit plan; as such, the amounts due to associates are recorded as a liability in the Consolidated Balance Sheets of the company.  CSAP expense for fiscal years 2005, 2004 and 2003 amounted to $192,000, $243,000 and $264,000, respectively.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates.  We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.  The liability totaled $2.3 million at June 30, 2005 and 2004, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

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

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following over the past three fiscal years:

	Year Ended June 30
	2005	2004	2003

Health care cost trend, accumulated benefit obligation:
Pre-65 benefits (decreasing to 5.00% for 2010 and thereafter)	10.00%	9.00%	10.00%
Post-65 benefits (decreasing to 5.00% for 2010 and thereafter)	10.00%	9.00%	10.00%
Discount rate, accumulated benefit obligation postretirement benefit	5.25%	6.25%	6.00%

Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating employees, which is approximately 16 years.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost in fiscal year 2005	$298	$(213)
Effect on accumulated postretirement benefit obligation as of June 30, 2005	2,543	(2,108)

Net periodic postretirement benefit cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30
	2005	2004	2003

Service cost	$1,556	$1,686	$1,769
Interest cost	2,414	2,300	2,514
Amortization of transition obligation	77	47	46
Amortization of net unrecognized gains	(362)	(274)	(516)
Amortization of prior service cost	(659)	(624)	(464)

Net periodic postretirement benefit cost	$3,026	$3,135	$3,349

The following table sets forth the changes in the accumulated postretirement benefit obligation:

	June 30
	2005	2004

Benefit obligation at beginning of year	$40,150	$39,545
Service cost	1,556	1,686
Interest cost	2,414	2,300
Participant contributions	266	207
Actuarial gains	(870)	(1,794)
Benefit payments	(3,186)	(2,637)
Other	1,011	769
Foreign currency adjustment	705	74
Benefit obligation at end of year	$42,046	$40,150

The following table sets forth the changes in the company contributions and benefit payments for the postretirement plan:

	June 30
	2005	2004

Fair value of plan assets at beginning of year	$—	$—
Company contributions	2,920	2,430
Participant contributions	266	207
Benefit payments	(3,186)	(2,637)
Fair value of plan assets at end of year	$—	$—

The following benefit payments for our postretirement plan, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Benefit payments

2006	$2,154
2007	2,250
2008	2,350
2009	2,439
2010	2,545
Years 2011 - 2015	14,346
$26,084

The following table sets forth the changes in the funded status in the postretirement plan:

	June 30
	2005	2004

Funded status at end of year	$(42,046)	$(40,150)
Unrecognized prior service cost	(6,149)	(6,508)
Unrecognized net gain	(3,701)	(4,987)
Unrecognized transition obligation	—	426
Net accrued postretirement liability	$(51,896)	$(51,219)

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

Based on the Financial Accounting Standards Board Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FAS 106-2), plans meeting the definition of actuarial equivalence can begin to reflect drug subsidies that will be provided in 2006 under Medicare (Part D).  The liabilities determined as of June 30, 2005 for disclosure purposes reflect these changes. The adoption of FAS 106-2 does not have a material effect on liabilities above.

Note 7 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	June 30
	2005	2004

Accounts payable and accrued liabilities	$37,707	$35,617
Accrued salaries and bonuses	49,055	42,655
Current portion of defined benefit retirement plans and postretirement benefits other than pensions	4,531	7,170
Accrued vacation	15,716	15,482
Advance billings deferred revenue	13,172	9,868
Dividends payable	2,440	2,441
Total accounts payable and accrued liabilities	$122,621	$113,233

Note 8 - Leases

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years.  We have entered into sublease agreements for some of our excess leased space.  Rental expense was $51.8 million, $56.1 million, and $52.8 million for fiscal years 2005, 2004 and 2003, respectively, inclusive of operating expenses related to such space and equipment.  Sublease income was $0, $0.6 million and $0.5 million for fiscal years 2005, 2004 and 2003, respectively.

Future minimum lease payments for Watson Wyatt’s operating lease commitments and anticipated cash inflows for sublease income are:

Fiscal	Lease
Year	Commitments

2006	$35,113
2007	33,814
2008	29,946
2009	26,300
2010	24,022
Thereafter	99,663
Total	$248,858

We evaluate office capacity on an ongoing basis to meet changing needs in our markets while minimizing our occupancy expense.

The figures above do not reflect future lease commitments and cash inflows from sublease income associated with WWLLP’s leases.  Disclosure of WWLLP’s lease commitments and cash flows from sublease income will be incorporated into the Consolidated Financial Statements in fiscal year 2006.

Note 9 - Line of Credit

As of June 30, 2005, Watson Wyatt had a $50 million credit facility provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.20 percent of the facility that varies with our financial leverage and is paid on the unused portion of the credit facility.  No amounts were outstanding under the company’s revolving credit facility as of June 30, 2005 or June 30, 2004.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for a fixed coverage charge, cash flow leverage ratio and asset coverage) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of June 30, 2005.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $7.5 million of the facility was unavailable for operating needs as of June 30, 2005.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

In order to secure funding necessary for the business acquisition discussed in Note 2, on July 11, 2005, the company amended and restated its credit facility to provide for a new revolving credit facility in an aggregate principle amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the new credit agreement.  The company also pays a 0.15% commitment fee on the unused portion of the facility.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge).  The company borrowed $85 million from this credit facility on July 29, 2005 in order to fund the acquisition of WWLLP.  This facility is scheduled to mature on June 30, 2010.

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

The table below presents stock option activity since June 30, 2002:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	(in 000’s)

Outstanding at June 30, 2002	1,539	$13.51
Granted	—	—
Exercised	(54)	12.63
Forfeited	(143)	14.60
Expired	—	—

Outstanding at June 30, 2003	1,342	$13.43
Granted	—	—
Exercised	(164)	12.91
Forfeited	(106)	13.91
Expired	—	—

Outstanding at June 30, 2004	1,072	$13.45
Granted	—	—
Exercised	(154)	13.00
Forfeited	(59)	13.99
Expired	—	—

Outstanding at June 30, 2005	859	$13.49

At June 30, 2005, there were 652,541 options exercisable at a weighted average price of $13.44.  The table below presents additional information about the options outstanding and exercisable at June 30, 2005:

			Outstanding Options			Exercisable Options
				Weighted	Average		Weighted
			Number	Average	Remaining	Number	Average
Range of			of	Exercise	Contractual	of	Exercise
Exercise Price			Shares	Price	Life (years)	Shares	Price
			(in 000’s)			(in 000’s)

$10.00	-	$15.00	761	$12.50	2.2	581	$12.50
$15.01	-	$20.00	30	$17.87	2.5	23	$17.88
$20.01	-	$25.00	66	$22.49	2.6	48	$22.40
$25.01	-	$30.00	2	$26.50	2.9	1	$26.50

$10.00	-	$30.00	859	$13.49	2.2	653	$13.44

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

Certain provisions of the Stock Purchase Plan were revised  in order to comply with the accounting provisions of SFAS 123R and were approved by the Board of Directors on February 18, 2005.  Prior to these changes, under the plan, offering periods were held every three months beginning each November 1, February 1, May 1 and August 1.  The purchase price for shares of common stock to be purchased during any offering period was 85 percent of the lower of the fair market value of common stock on the beginning or ending date of each offering period.  Subsequent to changes approved by the Board of Directors, offering periods are now held monthly.  Additionally, the purchase price for shares is now calculated as 95 percent of the fair market value of common stock as of the ending date of each offering period.

A summary of stock purchased under the Stock Purchase Plan is shown below for fiscal years 2005 and 2004:

	2005	2004

Aggregate purchase price (in 000’s)	$7,734	$6,789
Shares purchased (in 000’s)	362	360
Employee participants	1,071	1,138

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

Deferred stock units were granted in September 2002, 2003 and 2004 and vested immediately.  The company expects that the deferred stock units expected to be granted in September 2005 will vest immediately. Vesting of future awards is at the discretion of the company, with such determination being made prior to issuance of the deferred stock units.

In November 2004, the Board of Directors of the Company approved the establishment of and grants under a new long-term bonus arrangement pursuant to the Company’s 2001 Deferred Stock Unit Plan for Selected Employees, which was approved by shareholders in 2001.  The new arrangement, called the Performance Share Bonus Incentive Program (the “SBI Program”), is a long-term stock bonus arrangement for senior executives of the Company and its affiliates that is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the Company. Eligible participants generally will be high-performing, senior executives that have direct impact on or responsibility for driving strategy throughout the Company, and will be selected by the Compensation Committee of the Board of Directors.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the Company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the Company’s stock price as of the fiscal year-end prior to grant.  Participants may vest in between zero and 170% of the target number of deferred stock units based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period.  For the fiscal 2004 through 2007 performance period, the vesting criteria are based upon earnings per share growth, market penetration and cross-selling ratios.

Participants forfeit grants upon termination of employment for reasons other than death, disability or retirement; the Committee may authorize pro rata payouts in the case of death, disability or retirement.  Upon a change of control, the Compensation Committee may make appropriate adjustments to the grants or may accelerate vesting or provide for a cash payment in lieu thereof.

Compensation Plan for Outside Directors

In November 2001, the Board of Directors approved the Compensation Plan for Outside Directors (the “Outside Director’s Plan”) which provides for the cash and stock compensation of outside Directors.  Under the Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly (at the completed quarter-end share price) for services provided during the preceding quarter.  The total number of shares reserved for issuance under the Outside Director’s Plan is 50,000.  In August 2003, the Board of Directors approved amendments to the plan that included an increase in the compensation of the outside Directors and provided for an annual grant of company stock.  The company obtained stockholder approval of amendments to the plan at our annual meeting in November 2003.  Compensation expense recognized pursuant to this plan was $0.6 million, $0.6 million, and $0.2 million in fiscal years 2005, 2004, and 2003 respectively.

Dividends

In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  Total cash dividends paid in fiscal year 2005 were $9.8 million. The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors; including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Initial Public Offering and Common Stock

In October 2000, we completed an initial public offering (“IPO”) of our Class A common stock. In conjunction with this offering, each share of Watson Wyatt & Company’s redeemable common stock was converted into one share of Class B-1 common stock and one share of Class B-2 common stock of Watson Wyatt & Company Holdings. The Class B common stock was divided into two classes to accommodate different transfer restriction periods.  A total of 9,956,140 Class B-1 and 12,745,015 Class B-2 shares were automatically converted to Class A shares as the relevant 12- and 24- month transfer restrictions expired in October 2001 and 2002.

In conjunction with our initial public offering, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  At each of the first four anniversaries of our initial public offering, a portion of these shares became freely transferable.  The final 1,665,400 Class A shares with transfer restrictions became freely transferable in October 2004.

In April 2004, the company completed a tender offer for shares of its Class A common stock, through which the company purchased 830,802 shares of its Class A shares at a purchase price of $25.25 per share.  The aggregate purchase price of the shares purchased through the tender offer was $21.0 million, excluding $0.7 million fees and expenses.

Note 11 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2004 and 2005, are as follows:

	Benefits Group	Technology Solutions Group	Human Capital Group	International	Other	Total

Balance as of June 30, 2003	$16,278	$1,449	$69	$979	$1,214	$19,989
Goodwill recorded during the period	—	—	—	322	—	322
Translation adjustment	53	—	1	(9)	—	45
Balance as of June 30, 2004	$16,331	$1,449	$70	$1,292	$1,214	$20,356
Goodwill recorded during the period	—	—	—	812	—	812
Translation adjustment	459	—	7	254	—	720

Balance as of June 30, 2005	$16,790	$1,449	$77	$2,358	$1,214	$21,888

The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2004 and 2005:

	Non-Contractual
	Customer	Non-Compete	Purchased
	Relationships	Agreements	Software	Pension	Total

Balance as of June 30, 2003	$480	$269	$27	$113	$889
Intangible assets recorded during the period	—	—	—	—	—
Amortization expense	(198)	(92)	(25)	—	(315)
Translation adjustment	(29)	(1)	—	11	(19)
Balance as of June 30, 2004	$253	$176	$2	$124	$555
Intangible assets recorded during the period	—	—	—	486	486
Amortization expense	(217)	(92)	(2)	—	(311)
Translation adjustment	48	—	—	(2)	46
Balance as of June 30, 2005	$84	$84	$—	$608	$776

The following table reflects the carrying value of intangible assets at June 30, 2005 and 2004:

	Fiscal year 2005		Fiscal year 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets and intangible pension assets:
Non-contractual customer relationships	$1,001	$917	$756	$503
Non-compete agreements	672	588	672	496
Purchased software	125	125	125	123
Intangible pension asset	608	—	124	—

Total amortizable intangible assets	$2,406	$1,630	$1,677	$1,122

The change in the gross carrying amount of non-contractual customer relationships and a component of the intangible pension assets reflects translation adjustments.

The weighted average remaining life of amortizable intangible assets at June 30, 2005, was 0.8 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30	Amount
2006	146
2007	22
2008	—

Note 12 - Income Taxes

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.  The company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

The components of the income tax provision for continuing operations include:

	Year Ended June 30
	2005	2004	2003

Current tax expense:
U.S.	$21,917	$30,696	$32,981
State and local	4,221	7,975	8,015
Foreign	7,587	4,051	6,670
	33,725	42,722	47,666
Deferred tax (benefit) expense:
U.S.	(1,151)	(8,636)	(7,650)
State and local	(156)	(2,453)	(2,111)
Foreign	(1,115)	(972)	(2,890)
	(2,422)	(10,117)	(12,651)
Total provision for income taxes	$31,303	$32,605	$35,015

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2005, and June 30, 2004, are comprised of the following:

	June 30
	2005	2004

Depreciation and amortization	$(11,575)	$(2,789)
Change in accounting method	(80)	—
Foreign temporary differences	(361)	(628)
Other	(1,518)	(1,317)
Gross deferred tax liabilities	(13,534)	(4,734)

Accrued retirement benefits	83,955	41,742
Deferred rent	4,300	3,627
Foreign temporary differences	10,231	7,568
Foreign net operating loss carryforwards	7,297	6,449
Discontinued operations exit costs	715	1,226
Other temporary differences	11,976	8,595
Accrued compensation	24,604	15,703
Deferred revenue	386	375
Foreign Tax Credit Carryforwards	599	—
Gross deferred tax assets	144,063	85,285
Deferred tax assets valuation allowance	(13,549)	(10,887)
Net deferred tax asset	$116,980	$69,664

At June 30, 2005, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $23.2 million of which $9.2 million can be indefinitely carried forward under local statutes.  The remaining foreign loss carryforwards will expire, if unused, in varying amounts from 2006 through 2013.  The valuation allowance includes the tax effect of foreign net operating loss carryforwards of $7.3 million and the tax effect of certain foreign temporary expenses of $6.2 million.

The net change in the valuation allowance of $2.7 million in fiscal year 2005 and $3.7 million in fiscal year 2004 is due primarily to the tax effect of the change in foreign net operating losses and deferred foreign expenses.

Domestic and foreign components of income from continuing operations before income taxes for each of the three years ended June 30 are as follows:

	2005	2004	2003

Domestic	$69,003	$72,488	$76,686
Foreign	13,696	10,056	8,709

	$82,699	$82,544	$85,395

The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely.  These earnings relate to ongoing operations and at June 30, 2005 were approximately $94 million.  Due to the availability of U.S. foreign tax credits, it is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings were not reinvested indefinitely.  Deferred taxes have been provided for earnings of foreign subsidiaries which the company plans to remit.

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate.  The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30
	2005	2004	2003

Tax provision at U.S. federal statutory tax rate of 35 percent	$28,944	$28,890	$29,888
Increase (reduction) resulting from:
Foreign income subject to (lower) higher foreign tax rates	(480)	(117)	(541)
Tax benefit of foreign losses reserved, net	1,590	1,146	1,272
State income taxes, net of federal tax effect	1,787	3,152	3,416
Non-deductible expenses	(782)	838	802
Tax credits	(443)	(2,030)	(409)
Other	687	726	587

Income tax provision	$31,303	$32,605	$35,015

Note 13 - Segment Information

In North America, the company is primarily organized and managed by practice.  Although our consultants in our international offices provide services in these same practice areas, our international operations as a whole are managed geographically and comprise a single operating segment.  Therefore, we have five reportable operating segments:

(1)	Benefits Group
(2)	Technology Solutions Group
(3)	Human Capital Group
(4)	International
(5)	Other (including Data Services and Communication)

The company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the year ended June 30, 2005:

		Technology	Human
	Benefits	Solutions	Capital
	Group	Group	Group	International	Other	Total
Revenue (net of reimbursable expenses)	$441,352	$66,340	$56,456	$90,498	$42,719	$697,365
Net operating income	101,034	7,404	13,647	5,941	4,549	132,575
Interest expense	1,058	137	110	12	61	1,378
Depreciation and amortization	8,799	1,777	967	2,681	2,573	16,797
Receivables	107,841	5,006	12,517	17,897	10,876	154,137

The table below presents specified information about reported segments as of and for the year ended June 30, 2004:

		Technology	Human
	Benefits	Solutions	Capital
	Group	Group	Group	International	Other	Total
Revenue (net of reimbursable expenses)	$425,477	$77,114	$44,872	$83,129	$41,780	$672,372
Net operating income	91,559	8,141	5,076	3,319	533	108,628
Interest expense	599	23	76	5	31	734
Depreciation and amortization	9,306	2,246	1,008	2,471	3,031	18,062
Receivables	103,392	9,330	8,978	18,034	5,420	145,154

The table below presents specified information about reported segments as of and for the year ended June 30, 2003:

		Technology	Human
	Benefits	Solutions	Capital
	Group	Group	Group	International	Other	Total
Revenue (net of reimbursable expenses)	$407,676	$94,367	$46,476	$76,435	$47,723	$672,677
Net operating income	99,390	12,652	1,223	3,843	1,402	118,510
Interest expense	575	48	77	11	37	748
Depreciation and amortization	11,208	3,475	1,494	2,544	4,426	23,147
Receivables	85,161	13,333	8,080	16,425	6,350	129,349

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	2005	2004	2003

Revenue:
Total segment revenue	$697,365	$672,372	$672,677
Reimbursable expenses not included in segment revenue	37,941	30,965	32,997
Other, net	2,115	(1,332)	3,942
Consolidated revenue	$737,421	$702,005	$709,616

Net Operating Income:
Total segment income	$132,575	$108,628	$118,510
Income from affiliates	7,146	7,109	5,787
Differences in allocation methods for depreciation, G&A, pension and medical costs (1)	3,538	4,705	(2,357)
Other non-operating income	(7,404)	6,222	761
Discretionary bonuses	(47,403)	(38,870)	(36,026)
Other, net	(5,753)	(5,250)	(1,280)

Consolidated pretax income	$82,699	$82,544	$85,395

Interest Expense:
Total segment expense	$1,378	$734	$748
Differences in allocation method	(717)	159	54
Consolidated interest expense	$661	$893	$802

Depreciation & Amortization:
Total segment expense	$16,797	$18,062	$23,147
Intangible asset amortization, not allocated to segments	311	315	416
Differences in allocation method and other	3,102	134	(3,942)
Consolidated depreciation and amortization expense	$20,210	$18,511	$19,621

Receivables:
Total segment receivables	$153,116	$145,154	$129,349
Net valuation differences (2)	5,701	4,680	9,573
Total billed and unbilled receivables	158,817	149,834	138,922
Assets not reported by segment	459,862	362,334	375,540
Consolidated assets	$618,679	$512,168	$514,462

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

(2) Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenues – cash collections and invoices generated in excess of revenue recognized in the segment revenues.

The following represents total revenue and long-lived assets information by geographic area as of and for the years ended June 30:

	Revenue			Long-lived Assets
	2005	2004	2003	2005	2004	2003

United States	$587,670	$565,228	$580,428	$120,910	$90,385	$79,579
Foreign	149,752	136,777	129,188	40,644	33,329	35,040
	$737,421	$702,005	$709,616	$161,554	$123,714	$114,619

Revenue is based on the country of domicile for the legal entity that originated the revenue.  Exclusive of the United States, revenue from no single country constituted more than 10 percent of consolidated revenues.  Revenue from no single customer constituted more than four percent of consolidated revenues.

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

Affiliate Agreements.  In conjunction with our alliance with WWLLP, the company agreed to various indemnifications and guarantees, principally regarding the performance of the company and its subsidiaries, some of which became part of WWHE, as to such matters as leases, tax liabilities, liabilities for prior acts or omissions arising from the operation of the UK and European businesses prior to the alliance and failure to perform various obligations under the Alliance Agreements.  As of June 30, 2005, management believed that the possibility of any payments being required under such indemnifications or guarantees was remote.  As a result of the business acquisition between Watson Wyatt and Watson Wyatt LLP (Note 2), these indemnifications and guarantees will no longer represent a contingent liability of the company.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At June 30, 2005, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $11.6 million, excluding anticipated future sublease income.  See Note 16 for more information regarding our obligation to guarantee Wellspring’s leases.

Legal Proceedings: From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  We have received subpoenas and requests for information in connection with government investigations.  The matters reported on below involve the most significant pending or potential claims against us.

We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable.

Government Investigations:

SEC Examination of Investment Advisers.  In December 2003, the Securities and Exchange Commission (SEC) formally asked many of the major investment consulting firms, Watson Wyatt Investment Consulting (WWIC) among them, to provide detailed information on their business structures and practices in order to determine if conflicts of interest with money managers exist.  In May 2005, WWIC provided additional information to SEC staff in response to comments made in connection with its inquiry and amended its Form ADV to clarify the scope of its Advanced Investment Solutions service. This inquiry concluded with no adverse action being taken.

Department of Justice Antitrust Investigation.  In March 2004, the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Watson Wyatt and other companies in the employee benefits industry.  On January 20, 2005, we received a supplementary CID.  The DOJ sought to determine whether firms that have entered into agreements with their clients limiting liability have done so in violation of U.S. antitrust laws. Watson Wyatt provided information to DOJ in response to the CIDs.   On June 24, 2005, DOJ entered into a Consent Decree with Professional Consultants Insurance Company, Inc. (PCIC), a captive malpractice insurance carrier that provides some of our malpractice coverage.  PCIC settled without admitting to any violation of antitrust laws.  No action has been brought against Watson Wyatt or any of the PCIC members, and we continue to be a stockholder of and to obtain insurance from PCIC. The Consent Decree requires ratification by the court.

New York State Attorney General.  On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.   Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt’s revenue over the past four years.  Watson Wyatt has provided information to the New York State Attorney General’s in response to the subpoena in January 2005. We have received no further inquiries from the New York State Attorney General since responding.

Professional Liability Claims:

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work.  In response to a discovery request, in January 2005 the plaintiffs disclosed that their minimum damage claim is $53.7 million.  We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this case.

SBC Holdings, Inc.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005 we filed a declaratory action in the U.S. District Court for the Eastern District of Michigan to compel arbitration of the matter.  On May 5, 2005, SBC filed an answer and counterclaim to the declaratory judgment action, alleging damages in excess of $46 million.  We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this case.

Client Demand Letter.  On February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description, and failure to advise the client of the discrepancies between the plan documents and the pension system.  The demand letter claimed damages in excess of $13 million and also sought to hold the client’s outside Employee Retirement Income Security Act (ERISA) counsel responsible for the damages.  On March 3, 2005, we entered into a tolling agreement with the client and the client’s ERISA counsel in order to pursue resolution of this matter through mediation. We have established a reserve in a non-material amount for this case.

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

	Year Ended June 30
	2005	2004	2003

Income from continuing operations	$51,396	$49,939	$50,380
Income from discontinued operations	766	654	6,786
Net income	$52,162	$50,593	$57,166

Weighted average outstanding shares of common stock	32,541	32,866	32,962
Dilutive effect of employee stock options and employee stock purchase plan shares	304	341	325

Common stock and stock equivalents	32,845	33,207	33,287

Basic earnings per share
Income from continuing operations	$1.58	$1.52	$1.52
Income from discontinued operations	0.02	0.02	0.21
Basic earnings per share, net income	$1.60	$1.54	$1.73

Diluted earnings per share
Income from continuing operations	$1.56	$1.50	$1.51
Income from discontinued operations	0.02	0.02	0.21
Diluted earnings per share, net income	$1.58	$1.52	$1.72

There were 1,920 outstanding stock options for the year ended June 30, 2005 that were not included in the diluted earnings per share calculation because their effect would have been antidilutive.

Note 16 - Discontinued Operations

As discussed in Note 14, the company continues to guarantee three leases for office premises for Wellspring.  In accordance with the contractual arrangements pursuant to which Watson Wyatt divested its interest in Wellspring, Watson Wyatt agreed to share with State Street either costs or benefits arising from these facilities leased by Wellspring.  Since one of the three Wellspring leases is currently sub-leased at rates in excess of the lease rate, the company is contractually entitled to a share of the benefit of the excess cash flow from the sub-leases. During fiscal year 2005, the company received sublease income of approximately $44,000 in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of less than $100,000 per fiscal year. The company’s current assessment is that the positive cash flow from the sub-leases will continue until they expire in December 2006. The Company has no direct cash obligation to Wellspring in the sense that its obligation is contingent upon the remaining space being vacated.

During the third quarter of fiscal years 2003, 2004 and 2005, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  The evaluations included an analysis of occupancy rates of Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases.  As a result of the analysis performed during fiscal years 2003, 2004 and 2005, the company reduced its accrual by $11.4 million, $1.0 million and $1.25 million, respectively, less the associated income tax expenses.  Such adjustments are reflected in the Consolidated Statement of Operations for the third quarter of each fiscal year in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”  The remaining noncurrent liability of $1.75 million represents management’s estimate of potential future cash outflows related to guarantees associated with Wellspring leases.

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

Note 18 – Professional Consultants Insurance Company (PCIC) Other Non-operating Gain

PCIC is a captive insurance company registered in the state of Vermont owned by us and two other professional services firms.  The member companies make equity investments to PCIC as necessary in order for PCIC to comply with capital requirements under Vermont law.

Annual premiums paid by the Company are expensed ratably over the policy period of each fiscal year.  Prior to July 1, 2003, the first $5 million of coverage had a premium structure which provided that the captive insurance company would recover from the firm defending the claim approximately 75% of any loss up to $5 million.  Premiums were established by PCIC based on expected losses.  To the extent PCIC’s actual losses exceeded premiums paid, the Company would record a liability, as recovery by PCIC of such excess losses would occur through insurance premiums in subsequent years.  Subsequent to July 1, 2003, PCIC still utilizes a retrospectively rated policy and recovers through its premium structure the amounts it expects to pay out for member companies in claims losses, continuing the loss sharing formula whereby 75% of the losses incurred by PCIC with respect to each member are incorporated in the member’s future premium charges, and will increase such member’s premium by approximately a like amount over the next five years.  On a quarterly basis, the Company evaluates, pursuant with its agreement with PCIC and through inquiry with PCIC, if any liability should be accrued.  PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.

PCIC, in order to limit its consolidated risk, purchased an aggregate stop loss policy from a third party re-insurer.  The stop loss policy provided for recovery by PCIC itself of all losses beyond a specific threshold.  This threshold was exceeded in the first half of calendar year 2003, thereby providing PCIC with a benefit in the amount of the loss experienced in excess of the threshold.

On July 9, 2003, the Board of Directors of PCIC, a captive insurance company of which we own 34.8 percent, decided to pass on to each of its owners a credit in their 2003-04 policy year in connection with benefits received from an aggregate stop loss insurance policy entered into by PCIC.  PCIC’s Board of Directors determined that this credit would be used to offset all or a portion of each insured’s obligation to PCIC for historical loss experience.   The amount of the Company’s obligation to PCIC prior to the credit was $5.6 million.  The Company’s obligation to PCIC resulted from actual PCIC losses relative to the Company’s claims exceeding premiums paid by the Company, as recovery by PCIC of such excess losses would occur contractually through insurance premiums in the subsequent years.  As of June 30, 2003, the Company’s balance sheet reflected a liability to PCIC for $5.6 million resulting from such excess losses.  As a result, the Company recorded a $5.6 million pre-tax non-operating gain in the first quarter of fiscal year 2004 and included this gain in “Other non-operating income” in the Consolidated Statements of Operations.

As a result of this gain, the Company also recorded a $5.6 million supplemental bonus accrual in the first quarter of fiscal year 2004 that is incremental to the Company’s fiscal year end bonus, but was paid in September 2004 with the regular bonus cycle.  This supplemental bonus is included in Salaries and employee benefits.

Note 19 - Sale of U.S.-Based Public Sector Retirement Business

In fiscal year 2002, we sold our U.S.-based public sector retirement business to Gabriel, Roeder, Smith & Company (“GRS”).  The future consideration from the sale of the U.S.-based public sector retirement business is contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

In accordance with the terms of the sale, GRS paid the Company $0.5 million and $0.6 million of contingent payments in each of fiscal years 2003 and 2004. The amount of additional contractual cash payments over the upcoming fiscal year is also contingent upon the successful transition of certain clients to GRS and upon their retention by GRS.

Note 20 - Quarterly Financial Data (unaudited)

Unaudited, summarized financial data by quarter for the years ended June 30, 2005 and 2004, is as follows (in thousands, except per share amounts):

	2005 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$175,391	$175,849	$187,560	$198,621
Income from operations	20,665	16,919	21,000	22,201
Income from continuing operations before income taxes	23,354	19,994	21,325	18,026
Income from continuing operations	13,751	11,055	14,340	12,250
Discontinued operations	2	6	748	10
Net income	13,753	11,061	15,088	12,260
Earnings per share:
Continuing operations, basic	0.42	0.34	0.44	0.38
Continuing operations, diluted	0.42	0.34	0.44	0.37
Discontinued operations, basic	—	—	0.02	—
Discontinued operations, diluted	—	—	0.02	—
Net income, basic	0.42	0.34	0.46	0.37
Net income, diluted	0.42	0.34	0.46	0.37

	2004 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$170,983	$170,353	$180,655	$180,014
Income from operations	13,053	17,060	21,024	17,333
Income from continuing operations before income taxes	21,182	18,305	23,350	19,707
Income from continuing operations	12,497	10,802	13,976	12,664
Discontinued operations	10	16	613	15
Net income	12,507	10,818	14,589	12,679
Earnings per share:
Continuing operations, basic	0.38	0.33	0.42	0.39
Continuing operations, diluted	0.37	0.32	0.42	0.39
Discontinued operations, basic	—	—	0.02	—
Discontinued operations, diluted	—	—	0.02	—
Net income, basic	0.38	0.33	0.44	0.39
Net income, diluted	0.37	0.32	0.44	0.39

WATSON WYATT & COMPANY HOLDINGS

Schedule II

Valuation and Qualifying Accounts and Reserves

(Thousands of U.S. Dollars)

		Additions
		Charged Against	Additions			Balance at
	Balance at	(Credited to)	Charged to			End of
Description	Beginning of Year	Revenue	Other Accounts		Deductions	Year

Year Ended June 30, 2005

Allowance for uncollectible accounts	$1,241	$5,479	$—		$(4,606)	$2,114

Allowance for unbillable accounts	456	(192)	—		—	264

Valuation allowance for deferred tax assets	10,887	—	2,662	(1)	—	13,549

Year Ended June 30, 2004

Allowance for uncollectible accounts	$862	$5,468	$—		$(5,089)	$1,241

Allowance for unbillable accounts	419	37	—		—	456

Valuation allowance for deferred tax assets	7,211	—	3,676	(1)	—	10,887

Year Ended June 30, 2003

Allowance for uncollectible accounts	$1,405	$7,871	$—		$(8,414)	$862

Allowance for unbillable accounts	431	(12)	—		—	419

Valuation allowance for deferred tax assets	5,463	—	1,748	(1)	—	7,211

(1)     The net increase is primarily due to the tax effect of the change in realizable foreign net operating losses and other foreign temporary differences.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)
4	Form of Certificate Representing Common Stock(1)
10.1	Credit Agreement Among Suntrust Bank and Others dated July 11, 2005(12)
10.2	Senior Officer Deferred Compensation Plan(3)
10.3	2001 Deferred Stock Unit Plan for Selected Employees(4)
10.4	Compensation Plan for Outside Directors(5)
10.5	Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 27, 2004(6)
10.6	Watson Wyatt & Company Performance Share Bonus Incentive Program(8)
10.7	First Amendment to Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 22, 2005(9)
10.8

Business Transfer Agreement, dated as of April 15, 2005, by and among Watson Wyatt & Company Holdings, Watson Wyatt LLP, Watson Wyatt (UK) Acquisitions 2 Limited and The Watson Company Holdings Limited(10)

10.9	Form of Employment Agreement between Watson Wyatt Limited and each of Chandrasekhar Ramamurthy, Paul N. Thornton and Roger C. Urwin(10)
10.10

Distribution Agreement, dated as of April 15, 2005, by and among Watson Wyatt LLP, The Wyatt Company Holdings Limited, The Wyatt Company (UK) Limited, Wyatt Trustee Limited and Watson Wyatt Limited(10)

10.11

Deed of Termination and Amendment and Restatement of Indemnities Relating to the Alliance Documents, dated as of April 15, 2005, by and among The Wyatt Company Holdings Limited, Watson Wyatt LLP, Watson Wyatt & Company, Watson Wyatt Holdings Limited, Watson Wyatt Holdings (Europe) Limited, The Wyatt Company (UK) Limited and Wyatt Trustee Limited (in its capacity as Wyatt Partner)  (10)

10.12	Deed of Contribution, dated as of April 15, 2005, by and among Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(11)
10.13	Bonuses Deed, dated as of April 15, 2005, by and among Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(10)
10.14	Form of P.I. Claims Deed by and among the P.I. Trustees, Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(11)
10.15

Form of Stock Transfer Agreement by and between Watson Wyatt & Company Holdings, Watson Wyatt (UK) Acquisitions 2 Limited and Watson Wyatt Limited and each of Watson Wyatt LLP and each voting member(10)

21	Subsidiaries of Watson Wyatt & Company Holdings(13)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

(1)	Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000
(2)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 2, 2001
(3)	Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2001
(4)	Incorporated by reference from Registrant’s Form DEF14A, filed on October 5, 2001
(5)	Incorporated by reference from Registrant’s Form DEF14A, filed on October 15, 2004
(6)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004
(7)	Incorporated by reference from Registrant’s Form 10-K, filed on August 17, 2004
(8)	Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2005
(9)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 10, 2005
(10)	Incorporated by reference from Registrant’s Form S-4 (File No. 33-3124629), filed on May 4, 2005
(11)	Incorporated by reference from Registrant’s Form S-4/A, Amendment No. 1 (File No. 33-3124629) filed on June 13, 2005
(12)	Incorporated by reference from Registrant’s Form 8-K, filed on July 14, 2005
(13)	Filed with this Form 10-K