Form 10-Q
period 2005-09-30
WATSON WYATT & CO HOLDINGS
filed 2005-11-09
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2005.

Class	Number of Shares

Class A Common Stock, $.01 par value	42,136,837

WATSON WYATT & COMPANY HOLDINGS

INDEX TO FORM 10-Q

For the Three months Ended September 30, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Operations—Three months ended September 30, 2005 and 2004

Consolidated Balance Sheets—September 30, 2005 and June 30, 2005

Consolidated Statements of Cash Flows—Three months ended September 30, 2005 and 2004

Consolidated Statement of Changes in Stockholders’ Equity—Three months ended September 30, 2005

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

Signatures

Certifications

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended September 30
	2005	2004
	(Unaudited)

Revenue	$265,886	$175,391

Costs of providing services:
Salaries and employee benefits	147,550	97,076
Professional and subcontracted services	19,011	11,979
Occupancy, communications and other	32,853	24,100
General and administrative expenses	31,389	16,888
Depreciation and amortization	9,677	4,683
	240,480	154,726

Income from operations	25,406	20,665

Income from affiliates	1,351	2,206
Interest (expense)/income, net	(88)	455
Other non-operating (loss)/income	(1,862)	28

Income from continuing operations before income taxes	24,807	23,354

Provision for income taxes	10,915	9,603

Income from continuing operations	13,892	13,751

Discontinued operations:

Sublease income from discontinued operations, less applicable income tax expense for the three months ended September 30, 2005 and 2004	9	2

Net income	$13,901	$13,753

Basic earnings per share:
Income from continuing operations	$0.36	$0.42
Income from discontinued operations	—	—
Net income	$0.36	$0.42

Diluted earnings per share:
Income from continuing operations	$0.36	$0.42
Income from discontinued operations	—	—
Net income	$0.36	$0.42

Weighted average shares of common stock, basic (000)	38,841	32,358

Weighted average shares of common stock, diluted (000)	39,095	32,679

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	September 30,	June 30,
	2005	2005
	(unaudited)
Assets
Cash and cash equivalents	$72,188	$168,076
Receivables from clients:
Billed, net of allowances of $4,765 and $2,114	160,478	95,977
Unbilled, net of allowances of $1,980 and $264	111,128	62,840
	271,606	158,817
Deferred income taxes	11,312	24,718
Other current assets	71,880	12,599
Total current assets	426,986	364,210

Investment in affiliates	9,420	30,857
Fixed assets, net	117,479	94,033
Deferred income taxes	117,989	92,915
Goodwill	309,426	21,888
Intangible assets	185,040	776
Other assets	6,585	14,000

Total Assets	$1,172,925	$618,679

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$209,353	$122,621
Deferred income taxes	—	283
Income taxes payable	9,669	4,648
Total current liabilities	219,022	127,552

Note payable	102,000	—
Accrued retirement benefits	268,704	205,029
Deferred rent and accrued lease losses	19,272	18,701
Deferred income taxes	347	370
Other noncurrent liabilities	71,495	32,824

Total Liabilities	680,840	384,476

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 42,463,451 and 33,372,880 issued and 42,087,564 and 32,627,226 outstanding	425	334
Additional paid-in capital	387,213	147,948
Treasury stock, at cost - 375,887 and 745,654 shares	(9,438)	(18,705)
Retained earnings	178,820	168,075
Accumulated other comprehensive loss	(64,935)	(63,449)
Total Stockholders’ Equity	492,085	234,203

Total Liabilities and Stockholders’ Equity	$1,172,925	$618,679

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Three months ended September 30
	2005	2004
	(Unaudited)
Cash flows (used in) from operating activities:
Net income	$13,901	$13,753
Adjustments to reconcile net income to net cash used in operating activities:
Loss on foreign currency forward contract	3,602	—
Income from discontinued operations, net of income tax expense	(9)	(2)
Provision for doubtful receivables from clients	5,832	3,463
Depreciation	8,157	4,610
Amortization of intangible assets	1,520	73
Provision for deferred income taxes	(281)	(6,717)
Income from affiliates	(1,351)	(2,206)
Distributions from affiliates	1,639	1,491
Other, net	(1,070)	43
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(2,398)	(11,110)
Other current assets	(21,919)	(13,294)
Other assets	(517)	(2,350)
Accounts payable and accrued liabilities	(59,265)	(28,938)
Income taxes payable	(1,488)	(2,013)
Accrued retirement benefits	8,878	2,976
Deferred rent and accrued lease losses	(13)	40
Other noncurrent liabilities	3,361	(1,134)
Cash flows (used in) operating activities:	(41,421)	(41,315)

Cash flows (used in) from investing activities:
Purchases of marketable securities	—	(166,000)
Sales and maturities of marketable securities	—	178,200
Acquisitions and contingent consideration payments	(133,169)	(41)
Purchases of fixed assets	(7,823)	(4,504)
Capitalized software costs	(8,736)	—
Proceeds from divestitures	1,740	28
Cash flows (used in) from investing activities:	(147,988)	7,683

Cash flows from (used in) financing activities
Borrowings	102,000	—
Foreign currency hedge	(8,405)	—
Dividends paid	(3,156)	(2,424)
Repurchases of common stock	—	(4,188)
Issuances of common stock - exercises of stock options	356	424
Issuances of common stock - employee stock purchase plan	1,647	1,793
Cash flows from (used in) financing activities	92,442	(4,395)

Effect of exchange rates on cash	1,079	412

Decrease in cash and cash equivalents	(95,888)	(37,615)

Cash and cash equivalents at beginning of period	168,076	136,940

Cash and cash equivalents at end of period	$72,188	$99,325

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A
	Common
	Stock				Retained	Accumulated
	Outstanding	Class A	Additional	Treasury	Earnings	Other
	(number of	Common	Paid-in	Stock,	(Accumulated	Comprehensive
	shares)	Stock	Capital	at Cost	Deficit)	(Loss)/Income	Total

Balance at June 30, 2005	32,627	$334	$147,948	$(18,705)	$168,075	$(63,449)	$234,203

Comprehensive income:
Net income					13,901		13,901
Additional minimum pension liability						60	60
Foreign currency translation adjustment						(1,546)	(1,546)
Total comprehensive income							12,415
Cash dividends declared					(3,156)		(3,156)
Issuances of common stock - employee stock purchase plan shares	64		51	1,596			1,647
Issuances of common stock - deferred stock units	177		329	4,448			4,777
Issuances of common stock to outside directors	9		4	211			215
Issuances of common stock - stock options	27		(328)	684			356
Acquisition of WWLLP	9,091	91	238,627				238,718
Other business acquisition	93		172	2,328			2,500
Non-qualified stock option expense			218				218
Tax benefit of exercises of stock options			192				192

Balance at September 30, 2005	42,088	$425	$387,213	$(9,438)	$178,820	$(64,935)	$492,085

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt & Company” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2006.  The results reflect certain estimates, including estimated bonuses and anticipated tax liabilities.

Note 2 – Revision in the Classification of Certain Securities.

As of the end of the third quarter of fiscal year 2005, in connection with recent interpretations regarding the classification of auction rate securities, the company concluded that it was appropriate to classify its auction rate securities as marketable securities instead of cash and cash equivalents, which was the historical classification.  Auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through an auction process.

At September 30, 2005 and June 30, 2005, the company had no auction rate securities classified as available-for-sale short-term investments, compared to $20.0 million at June 30, 2004 and $7.8 million at September 30, 2004.  Accordingly, the company has revised the Consolidated Statements of Cash Flows for the first quarter of fiscal year 2005 to reflect the gross purchases of $166.0 million and sales and maturities of these securities of $178.2 million as cash flows from/used in investing activities, rather than as a component of cash and cash equivalents.  This change in classification does not affect cash flows from operations or financing activities in the company’s previously reported Consolidated Statements of Cash Flows.  This change in classification does not affect the company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any period presented.

Note 3 – Business Combination.

On April 18, 2005, the company announced the signing of a definitive agreement to acquire substantially all of the assets and certain liabilities of Watson Wyatt LLP (“WWLLP”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership.  The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.  See Note 4 for further information regarding the operating segments of the combined company.

On July 31, 2005, after obtaining regulatory, governmental, and stockholder approvals, the combination was completed and WWLLP’s operations were assumed by the company’s principal U.K. subsidiary, Watson Wyatt Limited, thereby strengthening Watson Wyatt’s global market presence. The purchase price of $432.6 million consisted of £88.3 million in cash, or $156.1 million at the exchange rate in effect at August 1, 2005, the issuance of 9,090,571 shares of the company’s common stock valued at $238.7 million, transaction costs of $14.6 million and additional consideration including debt forgiveness and investment elimination.  The shares paid were valued at $26.26 per share, the average market price of the company’s stock over the two-day period before and after the terms of the acquisition were agreed to and announced on January 18, 2005.  In addition, a further 1,950,000 shares may be paid after June 30, 2007, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.  Watson Wyatt Limited’s results of operations are included in the consolidated financial statements beginning August 1, 2005.

Accounting and Goodwill Allocation

The business combination has been accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards Board No. 141, “Business Combinations” (SFAS 141), where the assets acquired and liabilities assumed are recorded at their respective fair values as of the combination date.  As of the date of combination, the company determined the following estimated fair values for the proportionate assets purchased and liabilities assumed.  The determination of estimated fair value requires management to make significant estimates and assumptions. The company hired an independent third party to assist in the valuation of assets.  Although the company does not anticipate any significant adjustments, to the extent that the estimates used need to be refined, the company will do so upon making that determination but not later than one year from the date of combination.

	August 1, 2005
	(in thousands)
Total purchase price		$432,618
Less net assets acquired:
Trademark and trade name	$108,000
Customer related intangibles	60,600
Core/developed technology	17,500
Cash and cash equivalents	26,419
Client receivables and unbilled revenue	94,324
Other current assets	40,892
Fixed assets	11,270
Other assets	3,368
Current liabilities	(138,126)
Accrued retirement benefits	(43,064)
Other non current liabilities	(29,240)
		151,943
Preliminary allocation of goodwill		$280,675

The preliminary allocation of the purchase price resulted in the allocation of $280.7 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits	$135,543
Technology and Administrative Services Group	39,940
Human Capital Group	16,032
Insurance & Financial Services Group	37,127
Investment Consulting Group	52,033
Allocation of goodwill to business segments	$280,675

The majority of the goodwill will be deductible in the U.S. and the U.K.

Hedge Treatment

During the third quarter of fiscal year 2005, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (British Pound) exposure inherent in the combination.  The forward contract provides for the purchase of £88 million at a fixed price of $164.5 million, with a settlement date of July 29, 2005.  In accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, since the forward contract is associated with a business combination that is subject to the provisions of SFAS 141 and the combination involves an equity method investment, the forward contract does not qualify for hedge accounting.  As a result, changes in fair value associated with the forward contract are required to be recognized in the current Consolidated Statement of Operations.  Consequently, a loss of $3.6 million has been recognized during the first quarter of fiscal year 2006 and included in other non-operating income.  Losses recognized under this forward contract since inception of the contract total $8.4 million.

Pro Forma Financial Information

The following unaudited pro forma combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the three month periods ended September 30, 2005 and 2004, giving effect to the combination as if it had been completed on July 1, 2005 and 2004, respectively.  The unaudited pro forma combined statement of operations for the three month period ended September 30, 2004 combines the historical financial results of Watson Wyatt for the three months ended September 30, 2004 with the pro forma historical financial results from WWLLP for the three months ended September 30, 2004.

The unaudited pro forma combined financial information shows the impact of the combination with WWLLP on Watson Wyatt’s historical results of operations.  The unaudited pro forma combined income statements are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the combination actually taken place as of the dates specified, or that may be expected to occur in the future.  They do not assume any benefits from any cost savings or synergies and do not reflect any integration costs that the combined company realized or incurred after the combination.

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30
	2005	2004
	(Unaudited)

Revenue	$302,805	$284,793

Costs of providing services:
Salaries and employee benefits	171,592	165,451
Professional and subcontracted services	20,202	16,116
Occupancy, communications and other	36,043	34,084
General and administrative expenses	37,987	35,625
Depreciation and amortization	11,101	9,170
	276,925	260,446

Income from operations	25,880	24,347
Income from affiliates	859	340
Interest expense, net	(501)	(723)
Other non-operating income	(1,862)	28

Income from continuing operations before income taxes	24,376	23,992
Provision for income taxes	10,726	9,861

Income from continuing operations	$13,651	$14,131

Basic earnings per share:	$0.33	$0.34
Diluted earnings per share:	$0.32	$0.34

Weighted average shares of common stock, basic (000)	41,871	41,449
Weighted average shares of common stock, diluted (000)	42,125	41,770

Note 4 – Segment Information.

In North America and Europe, the company is primarily organized and managed by practice.  Although our consultants in our Asia Pacific and Latin America offices provide services in these same practice areas, their operations as a whole are managed geographically and comprise a single operating segment.  As a result, we have seven reportable operating segments or practice areas as follows:

(1)	Benefits Group
(2)	Technology and Administrative Services Group
(3)	Human Capital Group
(4)	Insurance & Financial Services Group
(5)	Investment Consulting Group
(6)	International – Comprising Asia Pacific and Latin America
(7)	Other (including Communication)

The company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended September 30, 2005.  As a result, it includes the consolidated results from Watson Wyatt Limited since August 1, 2005:

	Benefits Group	Technology and Administrative Services Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	Asia Pacific/ Latin America	Other	Total

Revenue (net of reimbursable expenses)	$148,695	$24,707	$23,392	$15,253	$13,344	$21,471	$10,927	$257,789
Net operating income (loss)	37,791	952	3,327	2,662	1,661	(982)	629	46,040
Receivables	166,971	14,614	23,931	19,907	11,768	20,175	9,585	266,951

The table below presents specified information about reported segments as of and for the three months ended September 30, 2004.  As a result, it does not include results from Watson Wyatt Limited since the combination was not completed until July 31, 2005:

	Benefits Group	Technology and Administrative Services Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	Asia Pacific/ Latin America	Other	Total

Revenue (net of reimbursable expenses)	$100,886	$17,182	$13,062	$—	$4,025	$21,053	$11,510	$167,718
Net operating income	23,231	2,726	2,967	—	60	618	2,399	32,001
Receivables	107,766	8,959	13,284	—	3,928	17,455	3,953	155,345

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.  Prior year data has been restated to be consistent with current classifications for comparative purposes.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30
	2005	2004

Revenue:
Total segment revenue	$257,789	$167,718
Reimbursable expenses not included in total segment revenue	8,934	8,241
Other, net	(837)	(568)
Consolidated revenue	$265,886	$175,391

Net Operating Income:
Total segment net operating income	$46,040	$32,001
Income from affiliates	1,351	2,206
Differences in allocation methods for depreciation, G&A, medical and pension costs(1)	(514)	(1,300)
Gain on sale of business units	1,740	28
Loss on hedge	(3,602)	—
Discretionary compensation	(21,320)	(11,000)
Other, net	1,112	1,419
Consolidated income before income taxes	$24,807	$23,354

Receivables:
Total segment receivables - billed and unbilled	$266,951	$155,345
Net valuation differences(2)	4,655	2,137
Total billed and unbilled receivables	271,606	157,482
Assets not reported by segment(3)	901,319	335,551
Consolidated assets	$1,172,925	$493,033

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

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $496.4 million.

Note 5 – Share-based Compensation.

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123.  SFAS 123(R) became effective for the company as of July 1, 2005.

The company has four share-based compensation plans, which are described below.  These compensation plans include the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees, the Compensation Plan for Outside Directors and the 2000 Long-Term Incentive Plan.  All four plans have been approved by stockholders.

2001 Employee Stock Purchase Plan

The employee stock purchase plan enables employees to purchase shares of the company’s stock.  No compensation expense is recognized as a result of this plan.

2001 Deferred Stock Unit Plan for Selected Employees

The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus.  During the first quarter of fiscal year 2006, 177,300 shares of common stock, at a market price of $26.94 were awarded for a total fair value of $4.8 million.  During the first quarter of fiscal year 2005, 151,610 shares of common stock, at a market price of $26.68 were awarded, for a total fair value of $4.0 million.

The Board of Directors of the company also approved a new long-term bonus arrangement pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  The new arrangement, called the Performance Share Bonus Incentive Program (the “SBI Program”), is a long-term stock bonus arrangement for senior executives of the company and its affiliates that is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the fiscal year-end prior to grant.  Participants may vest between zero and 170% of the target number of deferred stock units based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period.  For the fiscal 2004 through 2007 performance period, the vesting criteria are based upon earnings per share growth, market penetration and cross-selling ratios.

No compensation expense was recorded pursuant to this plan for the first quarter of fiscal year 2006.  Expenses for this plan will be recognized when awards are both probable and reasonably estimable.  If applicable, compensation expense will be recognized as a component of the discretionary annual bonus recorded in salaries and employee benefits.

Compensation Plan for Outside Directors

The Compensation Plan for Outside Directors (the “Outside Director’s Plan”) provides for the cash and stock compensation of outside Directors.  Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly for services provided during the preceding quarter.  Approximately $0.2 million of compensation expense was recorded relative to this plan during the first quarter of fiscal year 2006 compared to $50,000 in the first quarter fiscal year 2005.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering.  No options have been granted under the stock option plan since fiscal year 2001 and the company does not currently intend to issue further stock options under the Stock Option Plan.  For the first quarter of fiscal year 2006, the company recognized $0.2 million in compensation expense related to the Stock Option Plan, in accordance with SFAS 123(R).  For the first quarter of fiscal year 2005, the company disclosed pro forma compensation cost of $0.3 million, related to the Stock Option Plan.

Note 6 – Retirement Benefits.

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our plans in North America and Hong Kong, benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for the plans is June 30.

As a result of the business combination described in Note 3, we have included the defined benefit pension plan disclosures for our newly acquired U.K. operations.  The disclosures for this plan, along with our historical U.K. plan, are shown separately because the amounts are significant relative to all plans and the assumptions used are significantly different than all other plans. Under our plans in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the plan is July 31.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America and Hong Kong for the three month periods ended September 30, 2005 and 2004, and for the newly acquired U.K. defined benefit pension plan for the two months ended September 30, 2005:

	North America & Hong Kong	U.K.	Total	North America & Hong Kong
	2005	2005	2005	2004

Service Cost	$7,382	$2,090	$9,472	$6,439

Interest Cost	9,177	2,445	11,622	8,744

Expected return on plan assets	(11,135)	(2,309)	(13,444)	(10,138)

Amortization of transition obligation	(2)	—	(2)	(1)

Amortization of net loss	3,776	—	3,776	1,737

Amortization of prior service cost	(412)	—	(412)	(541)

Net periodic benefit cost	$8,786	$2,226	$11,012	$6,240

The fiscal year 2006 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2005 for the North America and Hong Kong plans and July 31, 2005 for the U.K. plans:

	North America & Hong Kong	U.K.
Discount rate	5.25%	5.00%

Expected long-term rate of return on assets	9.00%	5.63%

Rate of increase in compensation levels	3.34%	4.75%

Employer contributions

The company made $800,000 in contributions to the North America and Hong Kong plans during the first quarter of fiscal year 2006 and anticipates making $12.4 million in contributions over the remainder of the fiscal year.

The company made $1.5 million in contributions to the U.K. plans during the first quarter of fiscal year 2006 and anticipates making $8.3 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

In the U.S., we sponsor a savings plan that provides benefits to substantially all U.S. associates. Effective July 1, 2004, the company reinstituted a match to employee contributions at a rate of 50 percent of the first 6 percent up to $60,000 of associates’ eligible compensation.  The company may also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.

In the U.K., we sponsor a savings plan that provides benefits to substantially all U.K. associates.  The company provides a basic contribution and a match to employee contributions both of which depend on age.  The maximum employer contribution is 10% up to $161,000.

Health Care Benefits

In the U.S., we sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates.  We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.

In the U.K., we sponsor a non-contributory medical insurance plan that provides hospitalization and medical benefits and a contributory dental plan that provides dental benefits to substantially all U.K. associates.

Postretirement Benefits

We provide certain health care and life insurance benefits for retired associates.  The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are unfunded.  We accrue a liability for these benefits.

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30
	2005	2004

Service cost	$452	$413
Interest cost	603	605
Expected return on plan assets	—	—
Amortization of transition obligation	—	12
Amortization of net gain	(82)	(143)
Amortization of prior service cost	(165)	(105)
Net periodic benefit cost	$808	$782

Employer contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $1.1 million and $800,000 in the three months ended September 30, 2005 and 2004, respectively.  We plan to make additional payments estimated to total $2.8 million through the end of June 30, 2006.

Note 7 - Goodwill & Intangible Assets.

The increases in goodwill and intangible assets outlined below for the three months ended September 30, 2005 are principally attributable to the acquisition of WWLLP during the quarter.  See Note 3 for further details regarding the acquisition.

	Benefits Group	Technology and Administrative Services Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	Asia Pacific/ Latin America	Other	Total

Balance as of June 30, 2005	$16,790	$1,449	$77	$—	$—	$2,358	$1,214	$21,888

Goodwill acquired during the year	142,866	39,856	15,998	51,925	37,049	136	—	287,830

Impairment losses	—	—	—	—	—	—	—	—

Translation adjustment	(8)	(92)	(32)	(121)	(85)	46	—	(292)

Balance as of September 30, 2005	$159,648	$41,213	$16,043	$51,804	$36,964	$2,540	$1,214	$309,426

The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended September 30, 2005:

	Pension	Trademark & trade name	Customer related intangible	Core/ developed technology	Non-compete agreements	Total

Balance as of June 30, 2005	$608	$—	$84	$—	$84	$776
Intangible assets acquired during the year	—	108,000	60,600	17,578	—	186,178
Amortization expense	—	—	(905)	(591)	(23)	(1,519)
Translation adjustment	25	(244)	(136)	(40)	—	(395)
Balance as of September 30, 2005	$633	107,756	$59,643	$16,947	$61	$185,040

The following table reflects the carrying value of intangible assets at September 30, 2005 and June 30, 2005:

	September 30, 2005		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets and intangible pension asset:
Trademark & trade name	$107,756	$—	$—	$—
Customer related intangibles	61,510	1,867	1,001	917
Core/developed technology	17,538	591	—	—
Non-compete	672	611	672	588
Intangible pension asset	633	—	608	—
Total intangible assets and intangible pension asset	$188,109	$3,069	$2,281	$1,505

A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles, core/developed technology and the intangible pension asset reflects translation adjustments between June 30, 2005 and September 30, 2005.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at September 30, 2005, was 10.3 years.  Estimated amortization expense for the remainder of 2006 and thereafter is as follows:

Fiscal year ending June 30:	Amount
2006	7,783
2007	8,362
2008	8,344
2009	8,344
2010	8,344
Thereafter	35,474

Note 8 – Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three months ended September 30, 2005 and 2004.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30
	2005	2004

Income from continuing operations	$13,892	$13,751
Discontinued operations	9	2
Net income	$13,901	$13,753

Weighted average outstanding shares of common stock	38,841	32,358
Dilutive effect of employee stock options and employee stock purchase plan shares	254	321

Common stock and stock equivalents	39,095	32,679

Basic earnings per share:
Income from continuing operations	$0.36	$0.42
Discontinued operations	—	—
Net income	$0.36	$0.42

Diluted earnings per share:
Income from continuing operations	$0.36	$0.42
Discontinued operations	—	—
Net income	$0.36	$0.42

Note 9 – Variable Interest Entities.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was later revised in December 2003 (FIN 46(R)) and effective March 31, 2004 for the company.  FIN 46(R) expands existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities, and activities of another entity.  In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary.  The primary beneficiary is defined as the company that will absorb a majority of the VIE’s expected losses or residual returns if they occur.

We have evaluated under FIN 46(R) our consolidated subsidiaries as listed in Exhibit 21 of the Form 10-K for the year ended June 30, 2005, all of our affiliates as listed in Note 4 of the same Form 10-K, and both Wellspring and Gabriel, Roeder, Smith & Company (“GRS”), and believe that our accounting and disclosure is in compliance with the pronouncement.  Therefore, the adoption of FIN 46(R) had no effect on the company.

The company’s Investment in Affiliates has historically consisted of investments in three entities:  WWLLP, Watson Wyatt Holdings (Europe) Limited (WWHE) and Professional Consultants Insurance Company, Inc. (PCIC), our investment in each of which was accounted for under the equity method.  As a result of our acquisition of substantially all of the assets and most liabilities of WWLLP, effective August 1, 2005, the company owns 100% of the operations of WWLLP and WWHE.  For the quarter ended September 30, 2005 the company has accounted for its share of earnings from WWLLP and WWHE for the month of July 2005 under the equity method and has consolidated results from Watson Wyatt Limited for the months of August and September, 2005.

As of September 30, 2005, our Investment in Affiliate consists solely of an equity investment in PCIC, which will continue to be accounted for under the equity method.  The company evaluated this investment based on FIN 46(R)’s criteria in order to determine the applicability of FIN 46(R).  Since the company is not obligated to absorb a majority of expected losses or residual returns in this entity, the company is not required to consolidate this entity.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to Watson Wyatt and two other actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  The company currently owns 34.15 percent of PCIC.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in PCIC of $8.6 million, combined with letters of credit totaling $8.0 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $16.6 million.

Note 10 – Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and changes in the cumulative translation adjustment gain or loss.  For the three months ended September 30, 2005, comprehensive income totaled $12.4 million, compared with $14.6 million for the three months ended September 30, 2004.

Note 11 – Restricted Shares.

In conjunction with our initial public offering in October 2000, we entered into agreements providing for additional transfer restrictions with major stockholders, executive officers and employee directors.  At each of the first four anniversaries of our initial public offering, an equal portion of these shares became freely transferable.  The final 1,665,400 Class A shares became freely transferable in October, 2004.

Subsequent to the end of fiscal year 2005, in conjunction with our business acquisition of WWLLP, we issued 9,090,571 Class A shares, 4,749,797 of which are subject to sale restrictions.  Sale restrictions will expire on 2,339,761 shares on the first anniversary and 2,410,036 shares on the second anniversary of the business acquisition.  The payment of up to an additional 1,950,000 Class A shares after June 30, 2007 is contingent upon achievement by the acquired business of certain financial performance goals.  Sale of these shares, if issued, will be restricted until the fourth anniversary of the business combination.  See Note 3 of this report for further information regarding the acquisition of WWLLP.

Note 12 – Guarantees.

The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Acquisition of WWLLP.  On July 31, 2005, the company completed the acquisition of substantially all the assets and most liabilities of WWLLP, the company’s long-time alliance partner.  The company entered into indemnity arrangements with WWLLP relating to the acquisition and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the acquisition.  In the acquisition agreement, Watson Wyatt Limited, the company’s principal U.K. subsidiary, has agreed to indemnify Watson Wyatt LLP against liabilities arising with respect to certain liabilities assumed in the acquisition by Watson Wyatt Limited and also with respect to certain tax liabilities.

As part of the original alliance arrangements in 1995, the company sold its then-existing businesses in the U.K. and Europe to the predecessor of WWLLP or its subsidiaries.  The company agreed to indemnify the buyers against liabilities arising with respect to prior acts or omissions of the businesses transferred.  Furthermore, the company agreed to indemnify Watson Wyatt LLP against liabilities arising with respect to acts or omissions of the company and its subsidiaries during the alliance arrangements.  These indemnities will continue following the acquisition.

The company is unable to estimate an amount of any potential future payments under these arrangements because the occurrence of any of the events to which the indemnities apply is entirely speculative and the amount of any payment would depend upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities should decline with the passage of time.  The company has insurance to cover liabilities arising from acts or omissions by the company and its subsidiaries, and such insurance may cover some or all of its indemnity obligations relating to prior acts or omissions.  Except for such insurance, there are no provisions for recourse to third parties, nor are any assets held by any third parties that the company as indemnitor can liquidate to recover amounts paid under such indemnities.

A portion of the consideration payable to WWLLP for the assets acquired is contingent upon the achievement of agreed-upon financial performance targets by the acquired business for the fiscal year ended June 30, 2007. The contingent consideration consists of up to 1,950,000 shares of the company’s common stock, all, some, or none of which may become payable depending on the targets achieved. The value of all the contingent stock was $51.7 million based on the NYSE closing price on October 31, 2005. The contingent consideration is payable by Watson Wyatt Limited and the company has guaranteed the payment obligations.

Under the acquisition agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of September 30, 2005.

Letters of Credit.  The company has outstanding letters of credit to two beneficiaries totaling $10.6  million under our existing credit facility to guarantee payment in the event that the company fails to meet its financial obligations to these beneficiaries.  One letter of credit for $2.6 million will expire in October 2006, while the remaining letters of credit totaling $8.0 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.  The estimated fair market value of these letters of credit is nominal because they have never been used, and the company believes that future usage is remote.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At September 30, 2005, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $9.9 million, excluding anticipated future sublease income.  See Note 14 for more information regarding our obligation to guarantee Wellspring’s leases.

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

Government Investigations:

Department of Justice Antitrust Investigation.  In September 2005 an Amended Final Judgment was entered between the United States Department of Justice (DOJ) and Professional Consultants Insurance Company, (PCIC), in an investigation relating to contractual limitations of liability.  PCIC is a captive malpractice insurance carrier that provides some of our malpractice coverage.  PCIC settled without admitting to any violation of antitrust laws.  No action has been brought against Watson Wyatt or any of the PCIC members, and we continue to be a stockholder of and to obtain insurance from PCIC. The Amended Final Judgment is pending ratification by the court.

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

SEC Investigation of General Motors Corporation:

In October 2005, the Securities and Exchange Commission (SEC) elevated its inquiry into Accounting Issues Involving Pensions and Other Post-Employment Benefits at General Motors Corporation from an informal inquiry to a formal investigation. On October 31, 2005, the SEC issued Watson Wyatt, as General Motor’s actuary, a subpoena for documents and testimony related to the investigation. Watson Wyatt has provided, and will continue to provide, information to the SEC in response to the subpoena and will cooperate in this investigation.

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

SBC Holdings, Inc.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005 we filed a declaratory action in the U.S. District Court for the Eastern District of Michigan to compel arbitration of the matter.  On May 5, 2005, SBC filed an answer and counterclaim to the declaratory judgment action, alleging damages in excess of $46 million.  The Motion to Compel Arbitration is pending. We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this case.

Client Demand Letter. On  February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description, and failure to advise the client of the discrepancies between the plan documents and the pension system.  The client has claimed $14 million in damages and also sought to hold the client’s outside ERISA counsel responsible for the damages.  On March 3, 2005, we entered into a tolling agreement with the client and the client’s ERISA counsel in order to pursue resolution of this matter through mediation.  We have established a reserve within our self-insured retention for this matter.

Note 14 – Discontinued Operations.

As discussed in Note 12, the company continues to guarantee three leases for office premises for Wellspring.  In accordance with the contractual arrangements pursuant to which Watson Wyatt divested its interest in Wellspring, Watson Wyatt agreed to share with State Street either costs or benefits arising from these facilities leased by Wellspring.  Since one of the three Wellspring leases is currently sub-leased at rates in excess of the lease rate, the company is contractually entitled to a share of the benefit of the excess cash flow from the sub-leases.  Through the first three months of fiscal year 2006, the company received sublease income of approximately $15,000 in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of less than $100,000 per fiscal year.  The company’s current assessment is that the positive cash flow from the sub-leases will continue until they expire in December 2006. The company has no direct cash obligation to Wellspring in the sense that its obligation is contingent upon the remaining space being vacated.

During the third quarter of fiscal years 2004 and 2005, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  The evaluations included an analysis of occupancy rates of the three guaranteed leases, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases.  As a result of the analysis performed, the company reduced its accrual during fiscal year 2004 by $1.0 million and by $1.25 million during fiscal year 2005, less the associated income tax expenses.  Such adjustments are reflected in the Consolidated Statement of Operations for the third quarter of fiscal years 2004 and 2005 in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”  The remaining non-current liability of $1.75 million represents management’s estimate of potential future cash outflows related to guarantees associated with Wellspring leases.

Note 15 – Recent Accounting Pronouncements.

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

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123.  The company implemented SFAS 123(R) during this current quarter under the modified perspective method.  As a result, compensation expense totaling $0.2 million related to the outstanding stock options as of July 1, 2005 has been recognized based on the fair values of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of SFAS 123, less adjustments for forfeitures.  The adoption of SFAS 123(R) has not had a material impact on the financial condition or results of operations for the company.  Refer to Note 5 of the Consolidated Financial Statements for more information about SFAS 123(R).

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time election to exclude 85 percent of its foreign unrepatriated earnings in fiscal year 2006.  The company has evaluated the effect of the repatriation provision, however, at this time does not expect to repatriate earnings from foreign operations in fiscal year 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Watson Wyatt & Company Holdings, including its subsidiaries, is a global consulting firm focusing on human capital and financial management. We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals.  Our target market clients include those companies in the fortune 1000, Pension & Investments (P&I) 1000, the FTSE 100, and locally-defined equivalent organizations.

As leading economies worldwide become more services-oriented, human capital and financial management has become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits and rising employee-related costs have increased the importance of effective human capital management. Insurance and investment decisions become increasingly complex and important in the face of changing economies and dynamic financial markets.  We help our clients address these issues by combining our expertise in human capital and financial management with consulting and technology, to improve the design and implementation of various human resources and financial programs, including compensation, retirement, health care, insurance and investment plans.

General

Effective as of July 31, 2005, the company completed the acquisition of assets and assumption of liabilities of WWLLP, a privately held limited liability partnership registered in the U.K. (See Note 3 for additional information regarding the company’s acquisition of WWLLP).  Prior to this date, the company and WWLLP jointly offered services under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals through an alliance established in 1995.  The combined company now maintains 90 offices in 30 countries and employs 6,000 associates as follows:

Benefits Group	2,300
Technology and Administrative Services Group	730
Human Capital Group	400
Insurance & Financial Services Group	300
Investment Consulting Group	250
International - Comprising Asia Pacific and Latin America	950
Other (including Communication)	550
Corporate	520
Total	6,000

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group

•                  Retirement plans, including pension, 401(k) and executive benefit plans

•                  Health care, disability and other group benefit plans

•                  Compensation, benefits, expatriate and HR practice strategy, implementation and administration

•                  Actuarial services

•                  Strategic workforce planning

Technology and Administrative Services Group

•                  Web-based applications for health and welfare, pension and compensation administration

•                  Administration outsourcing solutions for health and welfare and pension benefits

•                  Call center strategy, design and tools

•                  Strategic human resource technology and service delivery consulting

•                  Targeted online compensation and benefits statements, content management and call center case management solutions

Human Capital Group

•                  Compensation plans, including broad-based and executive compensation,  stock and other long-term incentive programs

•                  Strategies to align workforce performance with business objectives

•                  Organization effectiveness consulting, including talent management

•                  Strategies for attracting, retaining and motivating employees

•                  Data services

Insurance & Financial Services Group

•                  Independent actuarial and strategic advice

•                  Assessment and advice regarding financial condition and risk management

•                  Financial modeling software tools for product design and pricing, planning and projections, reporting, valuations and risk management

Investment Consulting Group

•                  Investment consulting services to pension plans and foundations

•                  Governance and regulatory issues

•                  Asset allocation strategies

•                  Investment structure analysis, selection and evaluation of managers, and performance monitoring

Our clients include many of the world’s largest corporations as well as emerging growth companies, public institutions and nonprofit organizations.

International – Comprising Asia Pacific and Latin America Operations

Outside of North America and Europe, our consultants, working in Asia-Pacific and Latin America, operate on a geographic basis from 25 offices in 17 countries and provide consulting services in the practice areas described above.

Other

While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients.  This includes communication and change management implementation support services.

Executive Overview

Watson Wyatt is a global provider of human capital and financial management consulting services.  We provide services in five principal practice areas: Benefits, Technology and Administrative Services Group, Human Capital Consulting, Insurance & Financial Services, and Investment Consulting operating from 90 offices in 30 countries throughout North America, Europe, Asia Pacific and Latin America.  We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 56 percent of our total first quarter 2006 revenues, is the foundation of our business.  Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high.

Technology and Administrative Services Group – Our Technology and Administrative Services Group, accounting for 9 percent of our total first quarter fiscal year 2006 revenues, provides information technology services to our customers.

Human Capital Group – Our Human Capital Group, accounting for 9 percent of our total first quarter fiscal year 2006 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.

Insurance & Financial Services Group – Our Insurance & Financial Services Group accounts for 6 percent of our total first quarter fiscal year 2006 revenues. This business is characterized by ongoing relationships with our clients who will typically use our skills on a number of different projects.

Investment Consulting Group – Our Investment Consulting Group, accounts for 5 percent of our total first quarter fiscal year 2006 revenues.  This business, although relationship based, can be impacted by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.

In the short term, our revenues are driven by many factors including the general state of the global economy and the resulting level of discretionary spending by our clients, the ability of our consultants to attract new clients or cross-sell to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices.

The human resources consulting industry, although highly fragmented, is highly competitive and is comprised of major human capital consulting firms, specialist firms, consulting arms of accounting firms and information technology consulting firms.  While the environment and pricing remain competitive, we believe that with our combined resources the company is in a position to attract new clients and better serve existing clients.

In the long term, we believe that benefits spending will continue to be the largest component of corporate spending around the world.  We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into opportunities for us.  We believe that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We also forsee tremendous opportunities for growth as we expand our financial management services in North America.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique combination of benefits and human capital consulting, financial management and strategic technology and administrative solutions.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2006 (September 30, 2005) and as of the end of fiscal year 2005 (June 30, 2005), Consolidated Statements of Operations for the three month periods ended September 30, 2005 and 2004, Consolidated Statements of Cash Flows for the three month periods ended September 30, 2005 and 2004 and a Consolidated Statement of Changes in Stockholders’ Equity for the three month period ended September 30, 2005.

The company acquired two of its affiliates, WWLLP and WWHE, effective July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations through Watson Wyatt Limited beginning August 1, 2005.  Prior to July 31, 2005, or for one month of the current quarter, the company recorded its share of the results of WWLLP and WWHE using the equity method of accounting.  This income is reflected in the “Income from affiliates” line on our income statement.  Our share of the results of our affiliated captive insurance company, PCIC, continues to be recorded using the equity method of accounting, and is also reflected in the “Income from affiliates” line.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. Before the company’s business combination, for the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue.  For the first quarter of fiscal year 2006, U.S. Consulting operations comprised approximately 60 percent of consolidated revenue.  Before and after the business combination, no single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  Before the company’s business combination, for the most recent three fiscal years, approximately 60 to 70 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.  For the first quarter of fiscal year 2006, approximately 50 percent of professional and subcontracted services represent these reimbursable services.

Occupancy, communications and other expenses represent expenses for rent, utilities, supplies and telephone to operate office locations as well as non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.

General and administrative expenses include the operational costs, professional fees and insurance paid by corporate management, general counsel, marketing, human resources, finance, research and technology support.

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

Revenue Recognition

Revenue includes fees primarily generated from consulting services provided in the areas of employee benefits, human capital strategies, technology and administrative services group and financial management.  We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.  The terms of our contracts with clients are fixed and determinable and can only be changed based on agreement of both parties.  Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.

Revenue for fixed-fee arrangements, which span multiple months, is based upon the percentage of completion method.  The company typically has three types of fixed-fee arrangements:  annual recurring projects, projects of a short duration, and non-recurring system projects.  Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature.  As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the rare occasion when cost overruns could lead to the recording of an unexpected loss accrual.

Our non-recurring system projects are typically found in our Technology and Administrative Services Group.  They tend to be more complex, to incur changes in scope as the project progresses and to be longer-term projects.  We evaluate at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current status is accounted for properly.  Contracts are written such that, in the unexpected event that the customer terminates a contract, the company gets paid for work performed through termination.

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

Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our plans in North America and Hong Kong, benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue

Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for the plans is June 30.

As a result of the business combination described in Note 3, we have included the defined benefit pension plan disclosures for our newly acquired U.K. operations.  The disclosures for this plan, along with our historical U.K. plan, are shown separately because the amounts are significant relative to all plans and the assumptions used in the plan are significantly different than those used in all other plans. Under our newly acquired plan in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the plan is July 31.

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

North America and Hong Kong

The following assumptions were used at the end of the past three fiscal years in the valuation of our North American plans, which comprises the majority of the North America and Hong Kong defined benefit pension plans:

	Year Ended June 30
	2005	2004	2003
Discount rate	5.25%	6.25%	6.00%

Expected long-term rate of return on assets	9.00%	9.00%	9.00%

Rate of increase in compensation levels	3.34%	3.34%	3.09%

The 5.25 percent discount rate assumption used at the end of fiscal year 2005 represents a 100 basis point decrease from the 6.25 percent discount rate used at the end of fiscal year 2004 and represents a 75 basis point reduction from the 6.00 percent discount rate used at the end of fiscal year 2003.  The company’s 2005 discount rate assumption was determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption remained at 9.00 percent per annum for the past three fiscal years. The rate of return was lowered in fiscal year 2003 to 9.00 percent from 10.00 percent at the end of fiscal year 2002.  Selection of the return assumption at 9.00 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first three months of fiscal year 2006 has been 1.0 percent, compared to a return of (1.0) percent in the first three months of fiscal year 2005.

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2006 Pre-Tax Pension Expense

25 basis point decrease in discount rate	+$3.3 million

25 basis point increase in discount rate	-$3.2 million

25 basis point decrease in expected return on assets	+$1.0 million

25 basis point increase in expected return on assets	-$1.0 million

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

United Kingdom

The following assumptions were used at April 30, 2005, the former WWLLP fiscal year end, and July 31, the date of the business combination and the valuation of our U.K. plan:

	July 31,	April 30,
	2005	2005
Discount rate	5.00%	5.30%
Expected long-term rate of return on assets	5.63%	5.76%
Rate of increase in compensation levels	4.75%	4.75%

The 5.00 percent discount rate assumption used at the end of July 31, 2005 represents a 30 basis point reduction from the discount rate at April 30, 2005. The discount rate is set having regard to yields on AA corporate bonds at the measurement date and this reduction reflects the reduction in yields between these two dates.

The expected long-term rate of return on assets assumption was reduced slightly from April 30, 2005 to July 31, 2005 and was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.  The return on assets through the first two months of fiscal year 2006 has been 3.0 percent.

The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Change in Assumption	Effect on FY2006 Pre-Tax Pension Expense

25 basis point decrease in discount rate	+$1.3 million

25 basis point increase in discount rate	-$1.2 million

25 basis point decrease in expected return on assets	+$0.5 million

25 basis point increase in expected return on assets	-$0.5 million

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

Results of Operations

The table below sets forth our historical Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

Consolidated Statements of Operations

	Three months ended September 30
	2005	2004	2005	2004

Revenue	$265,886	$175,391	100%	100%

Costs of providing services:
Salaries and employee benefits	147,550	97,076	55.5	55.3
Professional and subcontracted services	19,011	11,979	7.2	6.8
Occupancy, communications and other	32,853	24,100	12.4	13.7
General and administrative expenses	31,389	16,888	11.8	9.6
Depreciation and amortization	9,677	4,683	3.6	2.7
	240,480	154,726	90.5	88.2

Income from operations	25,406	20,665	9.5	11.8

Income from affiliates	1,351	2,206	0.5	1.3
Interest (expense)/income, net	(88)	455	0.0	0.3
Other non-operating (loss)/income	(1,862)	28	(0.7)	0.0

Income from continuing operations before taxes	24,807	23,354	9.3	13.4

Provision for income taxes	10,915	9,603	4.1	5.5

Income from continuing operations	$13,892	$13,751	5.2%	7.9%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

As a result of the August 1, 2005 effective date of our acquisition of WWLLP, the quarter ended September 30, 2005 includes the consolidated operating results of Watson Wyatt Limited for the months of August and September 2005, whereas the operating results for the three months ended September 30, 2004 do not include comparative consolidated operating results.  The analysis below highlights the changes between the consolidated statements of operations for the quarters ended September 30, 2005 and 2004 and segregates the effects of the acquisition from the company’s results without the impact of Watson Wyatt Limited’s consolidated results (the historical company).

Revenue.

Revenue from operations for the first quarter of fiscal year 2006 was $265.9 million, an increase of $90.5 million, or 51 percent, from $175.4 million in the prior period.  Of the increase, $78.8 million relates to the acquisition of WWLLP.  The remaining increase of $11.7 million relates to the historical company.  The Benefits Group increased revenues $8.5 million, or 8 percent over prior-year first quarter revenues, related to new client wins that occurred in the prior year and increasing demand for plan design work.  Revenue from our Technology and Administrative Services Group was down $1.9 million as compared to prior-year first quarter revenues, reflecting time spent customizing administration systems.

In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.  Revenue from our Human Capital Group increased $4.4 million, or 34 percent during the first quarter of fiscal year 2006, partially due to the reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.  Revenue from our Investment Consulting practice was up $0.9 million or 21 percent due to an increase in pension funding and asset performance consulting.  Our International segment, comprising Asia Pacific and Latin America, finished the quarter with revenue growth of $0.4 million.  However, revenue decreased 2 percent on a constant currency basis, partially due to the divestiture of selected administration operations in Australia in fiscal year 2005.  Revenue for other practice areas decreased $0.7 million from the prior-year first quarter, which reflects growth in our communication practice.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the first quarter of fiscal year 2006 were $147.6 million compared to $97.1 million for the first quarter of fiscal year 2005, an increase of $50.5 million or 52 percent.  The increase in mainly due to additional salary expenses of $46.2 million related to the acquisition of WWLLP. The increase in the historical company was due to higher salaries of $4.2 million, increased pension and post-retirement costs of $2.6 million, a higher accrual for discretionary compensation of $1.8 million and higher other benefits of $1.9 million including profit sharing partially offset by the capitalization of time spent customizing in-house administration systems of $6.2 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits increased to 55.5 percent from 55.3 percent.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the first quarter of fiscal year 2006 were $19.0 million, compared to $12.0 million for the first quarter of fiscal year 2005, an increase of $7.0 million or 59 percent.  The increase in mainly due to additional expenses of $5.0 million related to the acquisition of WWLLP. The increase in the historical company is attributable to $1.3 million higher reimbursable expenses incurred on behalf of clients, as well as a $0.8 million increase in recruiting fees and temporary staff. As a percentage of revenue, professional and subcontracted services increased from 6.8 percent to 7.2 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the first quarter of fiscal year 2006 were $32.9 million compared to $24.1 million for the first quarter of fiscal year 2005, an increase of $8.8 million or 36 percent.  The increase in mainly due to additional expenses of $6.7 million related to the acquisition of WWLLP. The increase of $2.1 million associated with the historical company is principally attributable to miscellaneous expenses such as travel, repairs and maintenance, business taxes, rent and general office.  As a percentage of revenue, occupancy, communications and other decreased from 13.7 percent to 12.4 percent.

General and Administrative Expenses.

General and administrative expenses for the first quarter of fiscal year 2006 were $31.4 million, compared to $16.9 million for the first quarter of fiscal year 2005, an increase of $14.5 million or 86 percent.  The increase is mainly due to additional expenses of $13.1 million related to the acquisition of WWLLP. The increase of $1.4 million in the historical company is mainly due to higher professional services fees associated with Sarbanes-Oxley compliance, legal fees and tax research of $1.0 million, increased salaries and benefits of $0.6 million, offset by a decrease in travel and general office expenses of $0.2 million.  As a percentage of revenue, general and administrative expense increased from 9.6 percent to 11.8 percent.

Depreciation and Amortization.

Depreciation and amortization for the first quarter of fiscal year 2006 was $9.7 million, compared to $4.7 million for the first quarter of fiscal year 2005, an increase of $5.0 million or 107 percent.  The increase is due to additional expense of $2.8 million related to the acquisition of WWLLP and a $2.2 million increase in the historical company expense due to depreciation of internally developed software used to support our Benefits Group and Technology and Administrative Services Group.  As a percentage of revenue, depreciation and amortization increased from 2.7 percent to 3.6 percent.

Income From Affiliates.

Income from affiliates for the first quarter of fiscal year 2006 was $1.4 million, compared to $2.2 million for the first quarter of fiscal year 2005, a decrease of $0.8 million.  The decrease was due to the absence of two months of income from affiliates in the first quarter of fiscal year 2006 because of the acquisition, offset by our share of higher operating results of PCIC.

Interest (Expense)/ Income, Net.

Interest expense, net for the first quarter of fiscal year 2006 was $0.1 million, compared to interest income, net of $0.5 million for the first quarter of fiscal year 2005.  The net expense in the current period was due to debt incurred as a result of the acquisition of WWLLP and the net income in the prior period relates to interest income earned on the investment of cash balances.

Other Non-Operating (Loss)/ Income.

Other non-operating (loss)/income in the first quarter of fiscal year 2006 includes a $1.7 million gain recognized by the company on the sale of its New Zealand operations netted against a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the acquisition of WWLLP.

Provision for Income Taxes.

Provision for income taxes for the first three months of fiscal year 2006 was $10.9 million, compared to $9.6 million for the first three months of fiscal year 2005. Our effective tax rate was 44.0 percent for the first three months of fiscal year 2006 and 41.1 percent for the first three months of fiscal year 2005.  The tax rate increase is due to the geographic mix of income and utilization of foreign tax credits.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the first quarter of fiscal year 2006 was $13.9 million, compared to $13.8 million for the first quarter of fiscal year 2005.  As a percentage of revenue, income from continuing operations decreased from 7.9 percent to 5.2 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the first quarter of fiscal year 2006 was $0.36, compared to $0.42 for the first quarter of fiscal year 2005.

Discontinued Operations.

The company received sublease income through the first three months of fiscal year 2006 of approximately $15,000 in excess of lease payments related to Wellspring, compared to $4,000 in the prior period.

Pro Forma Analysis

For a more meaningful comparison of financial results, the following table presents the company’s unaudited pro forma results for the three months ended September 30, 2005 compared with the unaudited pro forma results for the three months ended September 30, 2004, as if the combination and consolidation had occurred at the beginning of each period.

In our opinion, information for the three months ended September 30, 2005 and the pro forma results for the three months ended September 30, 2004 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the combination actually taken place as of the dates specified, or that may be expected to occur in the future.

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30
	2005	2004	Increase (Decrease)%
	(Unaudited)
Revenue	$302,805	$284,793	$18,012	6.3%

Costs of providing services:
Salaries and employee benefits	171,592	165,451	6,141	3.7
Professional and subcontracted services	20,202	16,116	4,086	25.4
Occupancy, communications and other	36,043	34,084	1,959	5.7
General and administrative expenses	37,987	35,625	2,362	6.6
Depreciation and amortization	11,101	9,170	1,931	21.1
	276,925	260,446	16,479	6.3

Income from operations	$25,880	$24,347	$1,533	6.3
Income from affiliates	859	340	519	152.6
Interest income (expense), net	(501)	(723)	222	(30.7)
Other non-operating income	(1,862)	28	(1,890)	(6,750.0)

Income from continuing operations before income taxes	24,376	23,992	384	1.6

Provision for income taxes	10,726	9,861	865	8.8

Income from continuing operations	$13,651	$14,131	$(480)	(3.4)%

Basic earnings per share:	$0.33	$0.34	$(0.01)	(3.0)%
Diluted earnings per share:	$0.32	$0.34	$(0.02)	(5.9)%

Weighted average shares of common stock, basic (000)	41,871	41,449	422	1.0%
Weighted average shares of common stock, diluted (000)	42,125	41,770	355	0.9%

Pro Forma Three Months Ended September 30, 2005 Compared to the Pro Forma Three Months Ended September 30, 2004

Revenue

Revenue from operations for the first quarter of fiscal year 2006 was $302.8 million, an increase of 6 percent from $284.8 million in the prior period.

The Benefits Group increased revenue $9.9 million or 6 percent during the first quarter of fiscal year 2006 due to new client wins that occurred in the prior year and increasing demand for plan design work.  Revenue from our Technology and Administrative Services Group decreased $1.5 million, reflecting time spent customizing administration systems that could not yet be recognized as revenue.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period. Revenue from our Human Capital Group increased $3.6 million or 17 percent during the first quarter of fiscal year 2006, partially due to the reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.  Revenue from our Insurance & Financial Services group was up $3.1 million, due to continuing work around legislative changes and new client wins.  Revenue from our Investment Consulting practice was up $1.8 million or 12% due to an increase in work related to pension funding and asset performance.  Our International segment, comprising Asia Pacific and Latin America, finished the quarter with revenue growth of $0.4 million.  However, revenue decreased 2 percent on a constant currency basis, partially due to the divestiture of selected administration operations in Australia in fiscal 2005.  Revenue for other practice areas decreased $1.0 million largely due to the reclassification of Watson Wyatt Data Services into the Human Capital Group.   Reimbursable expenses and other revenue adjustments increased $1.6 million over the prior-year first quarter.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the first quarter of fiscal year 2006 were $171.6 million, compared to $165.5 million for the first quarter of fiscal year 2005, an increase of $6.1 million or 4 percent.  The increase was mainly due to higher salaries of $4.6 million, increased pension and post-retirement costs of $2.7 million, a higher accrual for discretionary compensation of $2.6 million, higher benefits of $2.9 million, partially offset by the capitalization of time spent customizing in-house administration systems of $6.2 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits decreased to 56.7 percent from 58.1 percent.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the first quarter of fiscal year 2006 were $20.2 million, compared to $16.1 million for the first quarter of fiscal year 2005, an increase of $4.1 million or 25 percent.  The increase is principally attributable to higher reimbursable expenses incurred on behalf of clients, as well as increased recruiting fees and temporary staff.  As a percentage of revenue, professional and subcontracted services increased from 5.7 percent to 6.7 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the first quarter of fiscal year 2006 were $36.0 million compared to $34.1 million for the first quarter of fiscal year 2005, an increase of $2.0 million or 6 percent.  The increase is principally attributable to miscellaneous expenses such as travel, repairs and maintenance, business taxes, rent and general office.  As a percentage of revenue, occupancy, communications and other was 12 percent for both periods.

General and Administrative Expenses.

General and administrative expenses for the first quarter of fiscal year 2006 were $38.0 million, compared to $35.6 million for the first quarter of fiscal year 2005, an increase of $2.4 million or 7 percent.  The increase is mainly due to increased salaries and benefits of $0.9 million, professional services fees associated with Sarbanes-Oxley compliance, legal fees and tax research of $1.3 million and increased travel of $0.3 million.  As a percentage of revenue, general and administrative expense was 12.5 percent for both periods.

Depreciation and Amortization.

Depreciation and amortization for the first quarter of fiscal year 2006 was $11.1 million, compared to $9.2 million for the first quarter of fiscal year 2005, an increase of $1.9 million or 21 percent.  The increase is mainly due to depreciation on internally developed software used to support our Benefits and Technology and Administrative Services Groups.  As a percentage of revenue, depreciation and amortization increased to 3.7 percent from 3.2 percent.

Income From Affiliates.

Income from affiliates for the first quarter of fiscal year 2006 was $0.8 million, compared to $0.3 million for the first quarter of fiscal year 2005, an increase of $0.5 million.  The increase was due to our share of higher operating results of PCIC.

Interest Expense, Net.

Interest expense, net for the first quarter of fiscal year 2006 was $0.5 million, compared to $0.7 million for the first quarter of fiscal year 2005.  The net expense in both periods was due to debt incurred as a result of the combination with WWLLP net of interest income earned on remaining cash balances.

Other Non-operating Expenses.

Other non-operating expenses in the first quarter of fiscal year 2006 includes a $1.7 million gain recognized by the company on the sale of its New Zealand operations netted against a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the acquisition of WWLLP.

Provision for Income Taxes.

Provision for income taxes for the first three months of fiscal year 2006 was $10.7 million, compared to $9.9 million for the first three months of fiscal year 2005. Our effective tax rate was 44.0 percent for the first three months of fiscal year 2006 and 41.1 percent for the first three months of fiscal year 2005.  The tax rate increase is due to the geographic mix of income and utilization of foreign tax credits.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the first quarter of fiscal year 2006 was $13.7 million, compared to $14.1 million for the first quarter of fiscal year 2005.  As a percentage of revenue, income from continuing operations decreased from 8.4 percent to 8.1 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the first quarter of fiscal year 2006 was $0.33, compared to $0.34 for the first quarter of fiscal year 2005.

Discontinued Operations.

The company received sublease income through the first three months of fiscal year 2006 of approximately $15,000 in excess of lease payments related to Wellspring, compared to $4,000 in the prior period.

Liquidity and Capital Resources

The following analysis is based on the company’s historical consolidated financial statements.

Our cash and cash equivalents at September 30, 2005, totaled $72.2 million, compared to $168.1 million at June 30, 2005.  The decrease in cash from June 30, 2005 to September 30, 2005 was mainly attributable to our acquisition of WWLLP (see Note 3 of Notes to the Consolidated Financial Statements), representing a cash use of approximately $133.2 million.  A portion of the decrease is also attributable to a typical pattern of cash flow for the company due to the payment of previously accrued discretionary compensation which totaled $73.7 million during the first three months of fiscal year 2006. We also paid $14.9 million in corporate taxes, $7.8 million in capital expenditures and $3.2 million in dividends during the quarter.  These outflows of cash were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.

Our non U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs.  At September 30, 2005, $59.3 million of the total cash balance of $72.2 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash Used in Operating Activities.

Cash used in operating activities for the first three months of fiscal year 2006 was $41.4 million, compared to cash used in operating activities of $41.3 million for the first three months of fiscal year 2005.  The difference is attributable to accrued discretionary compensation, increases in other current assets including prepayments, partially offset by a reduction in our accounts receivable balance.

The allowance for doubtful accounts increased $2.7 million and the allowance for work in process increased $1.7 million from June 30, 2005, to September 30, 2005. The number of days of accounts receivable and work in process outstanding was 83 at September 30, 2005, compared to 80 at June 30, 2005.

Cash (Used in)/From Investing Activities.

Cash used in investing activities for the first three months of fiscal year 2006 was $146.0 million, compared to $7.7 million from investing activities for the first three months of fiscal year 2005.  The difference can be primarily attributed to acquisition and contingent consideration payments of $133.2 million, higher purchases of fixed assets of $3.3 million and higher costs associated with the capitalization of time spent customizing in-house administration systems of $8.7 million, in accordance with AICPA’s Statement of Position 98-1.  We have made reclassifications to our Consolidated Statement of Cash Flows for the three months ended September 30, 2004 to reflect the gross purchases of $166.0 million and sales of $178.2 million of Dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents.  Refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding this reclassification.

Expenditures of capital funds were $11.0 million for the first three months of fiscal year 2006.  Anticipated commitments of capital funds are estimated at $40 million for the remainder of fiscal year 2006, mainly for dividends, computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.  The company anticipates that future annual commitments of capital funds will include approximately $10 million in dividends and $30 million in purchases of fixed assets.

Cash From/(Used in) Financing Activities.

Cash from financing activities for the first quarter of fiscal year 2006 was $92.4 million, compared to cash used in financing activities of $4.4 million for the first quarter of fiscal year 2005.  The increase can be attributed to $102.0 million of borrowings related to the acquisition of WWLLP and the absence of common stock repurchases, compared to $4.2 million in repurchases in the prior year, offset by $8.4 million recognized under the forward contract discussed in Note 3 of the Notes to the Consolidated Financial Statements, and $0.7 million in higher dividends paid during the first three months of fiscal year 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Remaining payments due by fiscal year as of September 30, 2005
Contractual Cash Obligations	Total	Remaining 2006	2007 through 2008	2009 through 2010	Thereafter
Lease commitments	$367,982	$39,183	$93,840	$76,592	$158,367

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees

Wellspring Leases.  The company continues to guarantee certain leases for office premises and equipment for Wellspring.  At September 30, 2005, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $9.9 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of less than $0.1 million per fiscal year.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Notes 12 and 14 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Acquisition of WWLLP.  On July 31, 2005, the company completed the acquisition of substantially all the assets and most liabilities of WWLLP, the company’s long-time alliance partner.  The company entered into indemnity arrangements with WWLLP relating to the acquisition and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the acquisition.  In the acquisition agreement, Watson Wyatt Limited, the company’s principal U.K. subsidiary, has agreed to indemnify WWLLP against liabilities arising with respect to certain liabilities assumed in the acquisition by Watson Wyatt Limited and also with respect to certain tax liabilities.

As part of the original alliance arrangements in 1995, the company sold its then-existing businesses in the U.K. and Europe to the predecessor of Watson Wyatt LLP or its subsidiaries.  The company agreed to indemnify the buyers against liabilities arising with respect to prior acts or omissions of the businesses transferred.  Furthermore, the company agreed to indemnify WWLLP against liabilities arising with respect to acts or omissions of the company and its subsidiaries during the alliance arrangements.  These indemnities will continue following the acquisition.

The company is unable to estimate an amount of any potential future payments under these arrangements because the occurrence of any of the events to which the indemnities apply is entirely speculative and the amount of any payment would depend upon the nature of the event triggering such indemnity. Management believes that any potential for payment under such indemnities should decline with the passage of time.  The company has insurance to cover liabilities arising from acts or omissions by the company and its subsidiaries, and such insurance may cover some or all of its indemnity obligations relating to prior acts or omissions.  Except for such insurance, there are no provisions for recourse to third parties, nor are any assets held by any third parties that the company as indemnitor can liquidate to recover amounts paid under such indemnities.

A portion of the consideration payable to WWLLP for the assets acquired is contingent upon the achievement of agreed-upon financial performance targets by the acquired business for the fiscal year ended June 30, 2007. The contingent consideration consists of up to 1,950,000 shares of the company’s common stock, all, some, or none of which may become payable depending on the targets achieved. The value of all the contingent stock was $51.7 million based on the NYSE closing price on October 31, 2005. The contingent consideration is payable by Watson Wyatt Limited and the company has guaranteed the payment obligations.

Under the acquisition agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of September 30, 2005.

Credit Agreement

During July 2005 the company amended and restated its credit facility to provide for a new revolving credit facility in an aggregate principal amount of $300 million provided by a syndicate of banks.  The credit facility was further amended effective September 2005 to correct the wording of a definition in the credit agreement.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.15 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  Borrowings under this facility were $102.0 million as of September 30, 2005.  There were no borrowings under our credit facility at June 30, 2005.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of September 30, 2005. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of September 30, 2005.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims against the company and its non-European subsidiaries not previously owned by WWLLP, including the cost of defending such claims.  Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company (PCIC) owned by us and two other professional services firms.

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

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable. In addition, our subsidiary, Watson Wyatt Limited, maintains customary commercial insurance policies, including claims-made professional liability insurance covering our European subsidiaries as well as certain predecessor companies, including WWLLP and Watson Wyatt Partners.  This program carries a self-insured retention of £2 million in the aggregate and £100,000 per claim, including the cost of defending such claims.

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $31.7 million IBNR liability recorded as of September 30, 2005.

Recent insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and constraints on aggregate excess coverages, trends that are anticipated to continue.  We expect these recent conditions to recur periodically and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital over the past couple of years, with the most recent capital contributions being made in July 2005 in the form of $1.5 million in cash and a letter of credit for $3.1 million.

In light of increasing worldwide litigation, including litigation against professionals, the company has implemented a requirement that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements.  Nearly 100 percent of the company’s U.S. and U.K. corporate clients have signed engagement letters including mitigation clauses, and initiatives to maintain that process in the United States and the United Kingdom and complete it elsewhere are underway.  The company has disengaged from certain client relationships where satisfactory engagement terms could not be achieved.

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 6 -  Retirement Benefits on pages 12 through 14; Note 7 — Goodwill and Intangible Assets on pages 15 and 16; Note 12 — Guarantees on pages 19 and 20; Note 13 — Contingent Liabilities on pages 20 and 21; the Executive Overview on page 25; Critical Accounting Policies and Estimates on pages 27 through 31; the discussion of our capital expenditures on pages 39 and 40; Off-Balance Sheet Arrangements and Contractual Obligations on page 40; Risk Management on pages 42 and 43; and Part II, Item 1 “Legal Proceedings” on pages 45 and 46.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may”, “will,”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to our ability to integrate the business of Watson Wyatt LLP into our own business, processes and systems, and achieve the anticipated results; our continued ability to recruit and retain qualified associates; the success of our marketing, client development and sales programs after the acquisition; our ability to maintain client relationships and to attract new clients after the acquisition; declines in demand for our services; outcomes of litigation; the ability of the Company to obtain professional liability insurance; a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors; actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and Internet/intranet development firms; our ability to achieve cost reductions after the acquisition; foreign currency exchange and interest rate fluctuations; exposure to Watson Wyatt LLP liabilities that have not been expressly assumed; general economic and business conditions that adversely affect us or our clients after the acquisition; the level of capital resources required for future acquisitions; regulatory, legislative and technological developments that may affect the demand for or costs of our services; and other factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K dated

August 24, 2005, and the proxy statement/prospectus filed on June 23, 2005, both of which are on file with the Securities and Exchange Commission.  These statements are based on assumptions that may not come true.  All forward-looking disclosure is speculative by its nature.  The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

See Note 3 for further information regarding our handling of risk associated with the business combination.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Government Investigations:

Department of Justice Antitrust Investigation.  In September 2005 an Amended Final Judgment was entered between the United States Department of Justice (DOJ) and Professional Consultants Insurance Company, (PCIC), in an investigation relating to contractual limitations of liability.  PCIC is a captive malpractice insurance carrier that provides some of our malpractice coverage.  PCIC settled without admitting to any violation of antitrust laws.  No action has been brought against Watson Wyatt or any of the PCIC members, and we continue to be a stockholder of and to obtain insurance from PCIC. The Amended Final Judgment is pending ratification by the court.

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

SEC Investigation of General Motors Corporation:

In October 2005, the Securities and Exchange Commission (SEC) elevated its inquiry into Accounting Issues Involving Pensions and Other Post-Employment Benefits at General Motors Corporation from an informal inquiry to a formal investigation. On October 31, 2005, the SEC issued Watson Wyatt, as General Motor’s actuary, a subpoena for documents and testimony related to the investigation. Watson Wyatt has provided, and will continue to provide, information to the SEC in response to the subpoena and will cooperate in this investigation.

Professional Liability Claims

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

SBC Holdings, Inc.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005 we filed a declaratory action in the U.S. District Court for the Eastern District of Michigan to compel arbitration of the matter.  On May 5, 2005, SBC filed an answer and counterclaim to the declaratory judgment action, alleging damages in excess of $46 million.  The Motion to Compel Arbitration is pending. We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this case.

Client Demand Letter. On  February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description, and failure to advise the client of the discrepancies between the plan documents and the pension system.  The client has claimed $14 million in damages and also sought to hold the client’s outside ERISA counsel responsible for the damages.  On March 3, 2005, we entered into a tolling agreement with the client and the client’s ERISA counsel in order to pursue resolution of this matter through mediation.  We have established a reserve within our self-insured retention for this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The company did not engage in any unregistered sales of equity securities during the quarter.

Issuer Purchases of Equity Securities

The company did not repurchase its own stock during the first quarter of fiscal year 2006.  The maximum number of shares that may yet be re-purchased under our Board of Director approved plans is 563,934.  Shares that the company repurchases are generally issued in connection with the company’s employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

The company amended its credit facility effective September 30, 2005 in order to correct the wording of a definition in the credit agreement.  A copy of this amendment has been filed with this 10-Q.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings(1)
3.2	Amended and Restated Bylaws of Watson Wyatt & Company Holdings(2)
4	Form of Certificate Representing Common Stock(1)
10.1	Credit Agreement Among Suntrust Bank and Others dated July 11, 2005(12)
10.2	Senior Officer Deferred Compensation Plan(3)
10.3	2001 Deferred Stock Unit Plan for Selected Employees(4)
10.4	Amended Compensation Plan for Outside Directors(14)
10.5	Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 27, 2004(6)
10.6	Watson Wyatt & Company Performance Share Bonus Incentive Program(8)
10.7	First Amendment to Lease between Watson Wyatt & Company and Arlington Office, L.L.C., dated April 22, 2005(9)
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

10.16	Watson Wyatt Share Incentive Plan 2005(13)
10.17	Form of Indemnification Agreement among Watson Wyatt & Company Holdings and each of its directors and Section 16 officers(14)
10.18	Amendment to the Credit Agreement Among Suntrust Bank and Others dated September 30, 2005(15)
21	Subsidiaries of Watson Wyatt & Company Holdings(15)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

(1)	Incorporated by reference from Registrant’s Form S-3/A, Amendment No. 1 (File No. 33-394973), filed on March 17, 2000
(2)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 2, 2001
(3)	Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2001
(4)	Incorporated by reference from Registrant’s Form DEF14A, filed on October 5, 2001
(5)	Incorporated by reference from Registrant’s Form DEF14A, filed on October 15, 2004
(6)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004
(7)	Incorporated by reference from Registrant’s Form 10-K, filed on August 17, 2004
(8)	Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2005
(9)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 10, 2005
(10)	Incorporated by reference from Registrant’s Form S-4 (File No. 33-3124629), filed on May 4, 2005
(11)	Incorporated by reference from Registrant’s Form S-4/A, Amendment No. 1 (File No. 33-3124629) filed on June 13, 2005
(12)	Incorporated by reference from Registrant’s Form 8-K, filed on July 14, 2005
(13)	Incorporated by reference from Registrant’s Form 8-K, filed on August 25, 2005
(14)	Incorporated by reference from Registrant’s Form 8-K, filed on October 4, 2005
(15)	Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)

/s/ John J. Haley		November 9, 2005
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		November 9, 2005
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		November 9, 2005
Name:	Peter L. Childs	Date
Title:	Controller