Form 10-Q
period 2005-12-31
Watson Wyatt Worldwide, Inc.
filed 2006-02-09
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission File Number: 001-16159

WATSON WYATT WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2211537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 N. Glebe Rd., Arlington, VA	22203
(Address of principal executive offices)	(Zip Code)

703-258-8000

(Registrant’s telephone number, including area code)

Watson Wyatt & Company Holdings

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒             No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006
Class A Common Stock, $.01 par value	42,214,646 shares

WATSON WYATT WORLDWIDE, INC
INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Operations—Three and six months ended December 31, 2005 and 2004

Consolidated Balance Sheets—December 31, 2005 and June 30, 2005

Consolidated Statements of Cash Flows—Six months ended December 31, 2005 and 2004

Consolidated Statement of Changes in Stockholders’ Equity—Six months ended December 31, 2005

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Certifications

WATSON WYATT WORLDWIDE, INC.

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended December 31		Six months ended December 31
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Revenue	$315,764	$175,849	$581,650	$351,240

Costs of providing services:
Salaries and employee benefits	175,207	95,194	322,757	192,270
Professional and subcontracted services	19,595	11,544	38,606	23,523
Occupancy, communications and other	43,687	27,901	76,540	52,001
General and administrative expenses	37,206	19,481	68,595	36,369
Depreciation and amortization	11,132	4,810	20,809	9,493
	286,827	158,930	527,307	313,656

Income from operations	28,937	16,919	54,343	37,584

Income from affiliates	71	2,724	1,422	4,930
Interest (expense)/income, net	(974)	407	(1,062)	862
Other non-operating loss	(288)	(56)	(2,150)	(28)

Income from continuing operations before income taxes	27,746	19,994	52,553	43,348

Provision for income taxes	10,571	8,939	21,486	18,542

Income from continuing operations	17,175	11,055	31,067	24,806

Discontinued operations:

Sublease income from discontinued operations, less applicable income tax expense for the three and six months ended December 31, 2005 and 2004	8	6	17	8

Net income	$17,183	$11,061	$31,084	$24,814

Basic earnings per share:
Income from continuing operations	$0.41	$0.34	$0.77	$0.76
Income from discontinued operations	—	—	—	—
Net income	$0.41	$0.34	$0.77	$0.76

Diluted earnings per share:
Income from continuing operations	$0.41	$0.34	$0.76	$0.76
Income from discontinued operations	—	—	—	—
Net income	$0.41	$0.34	$0.76	$0.76

Weighted average shares of common stock, basic (000)	42,147	32,516	40,494	32,437
Weighted average shares of common stock, diluted (000)	42,391	32,807	40,748	32,737

See accompanying notes to the

consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share and Per Share Data)

	December 31,	June 30,
	2005	2005
	(Unaudited)
Assets
Cash and cash equivalents	$79,822	$168,076
Receivables from clients:
Billed, net of allowances of $4,807 and $2,114	176,823	95,977
Unbilled, net of allowances of $5,664 and $264	105,474	62,840
	282,297	158,817
Deferred income taxes	12,809	24,718
Other current assets	52,130	12,599
Total current assets	427,058	364,210

Investment in affiliates	9,774	30,857
Fixed assets, net	122,327	94,033
Deferred income taxes	119,074	92,915
Goodwill	303,278	21,888
Intangible assets	178,393	776
Other assets	6,673	14,000

Total Assets	$1,166,577	$618,679

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$233,653	$122,621
Deferred income taxes	—	283
Income taxes payable	13,544	4,648
Total current liabilities	247,197	127,552

Note payable	75,000	—
Accrued retirement benefits	257,911	205,029
Deferred rent and accrued lease losses	20,855	18,701
Deferred income taxes	353	370
Other noncurrent liabilities	69,170	32,824

Total Liabilities	670,486	384,476

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 42,463,451 and 33,372,880 issued and 42,146,298 and 32,627,226 outstanding	425	334
Additional paid-in capital	386,491	147,948
Treasury stock, at cost - 317,153 and 745,654 shares	(8,094)	(18,705)
Retained earnings	192,841	168,075
Accumulated other comprehensive loss	(75,572)	(63,449)
Total Stockholders’ Equity	496,091	234,203

Total Liabilities and Stockholders’ Equity	$1,166,577	$618,679

See accompanying notes to the

consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Six months ended December 31
	2005	2004
	(Unaudited)
Cash flows from (used in) operating activities:
Net income	$31,084	$24,814
Adjustments to reconcile net income to net cash used in operating activities:
Loss on foreign currency forward contract	3,602	—
Provision for doubtful receivables from clients	4,014	3,841
Depreciation	17,099	9,344
Amortization of intangible assets	3,710	149
Provision for deferred income taxes	11,337	3,689
Income from affiliates	(1,422)	(4,930)
Distributions from affiliates	1,599	3,069
Other, net	(670)	200
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(14,395)	1,435
Other current assets	(10,101)	(11,598)
Other assets	(605)	984
Accounts payable and accrued liabilities	(33,297)	(18,566)
Income taxes payable	(4,181)	(15,715)
Accrued retirement benefits	(3,472)	4,419
Deferred rent and accrued lease losses	1,570	203
Other noncurrent liabilities	2,099	(887)
Cash flows from operating activities:	7,971	451

Cash flows (used in) from investing activities:
Purchases of marketable securities	—	(306,500)
Sales and maturities of marketable securities	—	296,250
Acquisitions	(134,137)	(517)
Purchases of fixed assets	(14,397)	(12,057)
Capitalized software costs	(14,982)	(6,727)
Proceeds from divestitures	1,452	(28)
Cash flows used in investing activities:	(162,064)	(29,579)

Cash flows from (used in) financing activities
Borrowings	102,000	—
Repayments of borrowings	(27,000)	—
Foreign currency forward contract	(8,405)	—
Dividends paid	(6,318)	(4,857)
Repurchases of common stock	(2,470)	(4,188)
Issuances of common stock - exercises of stock options	1,380	1,148
Issuances of common stock - employee stock purchase plan	3,333	3,632
Cash flows from (used in) financing activities	62,520	(4,265)

Effect of exchange rates on cash	3,319	1,285

Decrease in cash and cash equivalents	(88,254)	(32,108)

Cash and cash equivalents at beginning of period	168,076	136,940

Cash and cash equivalents at end of period	$79,822	$104,832

See accompanying notes to the

consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Statement of Changes in Stockholders' Equity

(Thousands of U.S. Dollars)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of	Common	Paid-in	Stock,	Retained	Comprehensive
	shares)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total
Balance at June 30, 2005	32,627	$334	$147,948	$(18,705)	$168,075	$(63,449)	$234,203

Comprehensive income:
Net income					31,084		31,084
Additional minimum pension liability						213	213
Foreign currency translation adjustment						(12,336)	(12,336)
Total comprehensive income							18,961
Cash dividends declared					(6,318)		(6,318)
Repurchases of common stock	(92)			(2,470)			(2,470)
Issuances of common stock - employee stock purchase plan shares	131		39	3,295			3,334
Issuances of common stock - deferred stock units	177		329	4,448			4,777
Issuances of common stock to outside directors	11		10	282			292
Issuances of common stock - stock options	108		(1,348)	2,728			1,380
Acquisition of WWLLP	9,091	91	238,627				238,718
Other business acquisition	93		172	2,328			2,500
Non-qualified stock option expense			261				261
Tax benefit of exercises of stock options			453				453

Balance at December 31, 2005 (unaudited)	42,146	$425	$386,491	$(8,094)	$192,841	$(75,572)	$496,091

See accompanying notes to the

consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt Worldwide, Inc. and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt Worldwide” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.

The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2006.  The results reflect certain estimates, including estimated bonuses and anticipated tax liabilities.

Note 2 – Business Combination.

On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt LLP (the “aquisition of WWLLP”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership.  The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.  See Note 3 for further information regarding the operating segments of the combined company.

WWLLP’s operations were assumed by the company’s principal U.K. subsidiary, Watson Wyatt Limited, thereby strengthening Watson Wyatt’s global market presence. The purchase price of $432.6 million consisted of £88.3 million in cash, or $156.1 million at the exchange rate in effect at August 1, 2005, the issuance of 9,090,571 shares of the company’s common stock valued at $238.7 million, transaction costs of $14.6 million and additional consideration including debt forgiveness and investment elimination.  The shares paid were valued at $26.26 per share, the average market price of the company’s stock over the two-day period before and after the terms of the acquisition were agreed to and announced on January 18, 2005.  In addition, a further 1,950,000 shares may be paid as additional consideration after June 30, 2007, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.  Watson Wyatt Limited’s results of operations are included in the consolidated financial statements beginning August 1, 2005.

Accounting and Goodwill Allocation

The business combination has been accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), where the assets acquired and liabilities assumed are recorded at their respective fair values as of the combination date.  As of the date of combination, the company determined the following estimated fair values for the proportionate assets purchased and liabilities assumed.  The determination of estimated fair value requires management to make significant estimates and assumptions. The company hired an independent third party to assist in the valuation of assets.  Although the company does not anticipate any significant adjustments, to the extent that the estimates used need to be refined, the company will do so upon making that determination but not later than one year from the date of combination.

	August 1, 2005
	(in thousands)
Total purchase price		$432,618
Less net assets acquired:
Trademark and trade name	$108,000
Customer related intangibles	60,600
Core/developed technology	17,500
Cash and cash equivalents	26,419
Client receivables and unbilled revenue	94,324
Other current assets	40,892
Fixed assets	11,270
Other assets	3,368
Current liabilities	(138,785)
Accrued retirement benefits	(43,064)
Other non current liabilities	(29,240)
		151,284
Preliminary allocation of goodwill		$281,334

The preliminary allocation of the purchase price resulted in the allocation of $280.7 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits	$136,166
Technology and Administration Solutions Group	39,949
Human Capital Group	16,036
Insurance & Financial Services Group	52,047
Investment Consulting Group	37,136
Allocation of goodwill to business segments	$281,334

The majority of the goodwill will be deductible in the U.S. and the U.K.

Hedge Treatment

During the third quarter of fiscal year 2005, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (British Pound) exposure inherent in the combination.  The forward contract provided for the purchase of £88 million at a fixed price of $164.5 million, with a settlement date of July 29, 2005.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, since the forward contract was associated with a business combination that is subject to the provisions of SFAS 141 and the combination involved an equity method investment, the forward contract did not qualify for hedge accounting.  As a result, changes in fair value associated with the forward contract were required to be recognized in the Consolidated Statement of Operations.  Consequently, a loss of $3.6 million was recognized during the first quarter of fiscal year 2006 and included in other non-operating income.  Losses recognized under this forward contract since inception of the contract totaled $8.4 million.

Pro Forma Financial Information

The following unaudited pro forma combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the three and six month periods ended December 31, 2005 and 2004, giving effect to the combination as if it had been completed on July 1, 2005 and 2004, respectively.  The unaudited historical combined statement of operations for the three month period ended December 31, 2005 reflects the actual financial results of the combined company.  The three month period ended December 31, 2004 combines the historical financial results of Watson Wyatt for the three months ended December 31, 2004 with the pro forma historical financial results from WWLLP for the three months ended December 31, 2004.  The six month period ended December 31, 2005 includes historical financial results from July 2005 of Watson Wyatt, pro forma results of WWLLP for the month of July 2005, combined with the results of the consolidated entity from August 1 through December 31, 2005.  The six month period ended December 31, 2004 combines the historical financial results of Watson Wyatt for the six months ended December 31, 2004 with the pro forma historical financial results from WWLLP for the six months ended December 31, 2004.

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

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Three Months Ended December 31,			Six Months Ended December 31,
			%			%
	2005	2004	Change	2005	2004	Change
	(Unaudited)			(Unaudited)

Revenue	$315,764	$299,779	5.3%	$618,569	$584,572	5.8%

Costs of providing services:
Salaries and employee benefits	175,207	168,799	3.8	346,797	331,293	4.7
Professional and subcontracted services	19,595	16,420	19.3	39,797	32,536	22.3
Occupancy, communications and other	43,687	40,740	7.2	79,731	74,824	6.6
General and administrative expenses	37,206	38,249	(2.7)	75,193	73,874	1.8
Depreciation and amortization	11,132	9,395	18.5	22,234	18,564	19.8
	286,827	273,603		563,752	531,091

Income from operations	28,937	26,176	10.5	54,817	53,481	2.5

Income from affiliates	71	705	(89.4)	934	1,045	(10.5)
Interest expense, net	(974)	(931)	4.6	(1,475)	(1,654)	(10.8)
Other non-operating (loss)/income	(288)	(56)	414.3	1,452	(28)	(5,285.7)

Income from continuing operations before income taxes	27,746	25,894	7.2	55,728	52,844	5.5

Provision for income taxes	10,571	9,865	7.2	22,782	21,603	5.5

Income from continuing operations	$17,175	$16,029	7.2%	$32,946	$31,241	5.5%

Basic earnings per share:	$0.41	$0.39		$0.81	$0.75
Diluted earnings per share:	$0.41	$0.38		$0.81	$0.75

Weighted average shares of common stock, basic (000)	42,147	41,607		40,494	41,528
Weighted average shares of common stock, diluted (000)	42,391	41,898		40,748	41,828

Note 3 – Segment Information.

In North America and Europe, the company is primarily organized and managed by practice.  Although our consultants in our Asia-Pacific and Latin America offices provide services in these same practice areas, their operations as a whole are managed geographically and comprise a single operating segment.  As a result, we have seven reportable operating segments or practice areas as follows:

(1)        Benefits Group

(2)        Technology and Administration Solutions Group

(3)        Human Capital Group

(4)        Insurance & Financial Services Group

(5)        Investment Consulting Group

(6)        International – Comprising Asia Pacific and Latin America

(7)        Other (including Communication)

The company evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended December 31, 2005.  As a result, it includes the consolidated results from Watson Wyatt Limited:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International - Asia Pacific/ Latin America	Other	Total
Revenue (net of reimbursable expenses)	$167,698	$36,140	$29,455	$22,349	$18,547	$22,952	$7,338	$304,479
Net operating income (loss)	36,711	10,169	5,387	2,862	2,077	1,657	(1,900)	56,963
Receivables	168,031	19,364	30,142	23,314	11,919	21,466	3,123	277,359

The table below presents specified information about reported segments as of and for the three months ended December 31, 2004.  As a result, it does not include results from Watson Wyatt Limited since the combination was not completed until July 31, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International - Asia Pacific/ Latin America	Other	Total
Revenue (net of reimbursable expenses)	$95,135	$19,573	$14,303	$—	$4,675	$22,244	$11,218	$167,148
Net operating income	15,356	5,376	4,000	—	430	1,193	1,114	27,469
Receivables	89,828	9,253	12,747	—	3,987	20,163	5,956	141,934

The table below presents specified information about reported segments as of and for the six months ended December 31, 2005. As a result, it includes the consolidated results from Watson Wyatt Limited since August 1, 2005.  Net operating income (loss) presented below has been adjusted to correct amounts that were inadvertently misstated primarily in the Technology and Administration Solutions Group for the quarter ended September 30, 2005, improving margins in the Technology and Administration Solutions Group from what was previously reported.

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International - Asia Pacific/ Latin America	Other	Total
Revenue (net of reimbursable expenses)	$316,393	$60,847	$52,847	$37,602	$31,891	$44,423	$18,265	$562,268
Net operating income (loss)	75,106	15,631	8,748	5,524	3,738	675	(1,216)	108,206
Receivables	168,031	19,364	30,142	23,314	11,919	21,466	3,123	277,359

The table below presents specified information about reported segments as of and for the six months ended December 31, 2004.  As a result, it does not include results from Watson Wyatt Limited since the combination was not completed until July 31, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International - Asia Pacific/ Latin America	Other	Total
Revenue (net of reimbursable expenses)	$196,021	$36,755	$27,365	$—	$8,700	$43,297	$22,728	$334,866
Net operating income	38,587	8,102	6,967	—	490	1,811	3,513	59,470
Receivables	89,828	9,253	12,747	—	3,987	20,163	5,956	141,934

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.  Prior year data has been reclassified to be consistent with current segments for comparative purposes.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and six-month periods ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Revenue:
Total segment revenue	$304,479	$167,148	$562,268	$334,866
Reimbursable expenses not included in total segment revenue	11,020	8,038	19,955	16,279
Other, net	265	663	(573)	95
Consolidated revenue	$315,764	$175,849	$581,650	$351,240

Net Operating Income:
Total segment net operating income	$56,963	$27,469	$108,206	$59,470
Income from affiliates	71	2,724	1,422	4,930
Differences in allocation methods for depreciation, G&A, medical and pension costs (1)	(2,909)	(2,712)	(6,387)	(4,012)
(Loss)/Gain on sale of business units	(288)	(56)	1,452	(28)
Interest expense	(1,483)	—	(2,359)	—
Loss on hedge	—	—	(3,602)	—
Discretionary compensation	(25,912)	(9,413)	(47,232)	(20,413)
Other, net	1,304	1,982	1,053	3,401
Consolidated income before income taxes	$27,746	$19,994	$52,553	$43,348

Receivables:
Total segment receivables - billed and unbilled	$277,359	$141,934	$277,359	$141,934
Net valuation differences (2)	4,938	2,624	4,938	2,624
Total billed and unbilled receivables	282,297	144,558	282,297	144,558
Assets not reported by segment	884,280	374,742	884,280	374,742
Consolidated assets	$1,166,577	$519,300	$1,166,577	$519,300

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

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $481.7 million.

Note 4 – Share-based Compensation.

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

The company has four share-based compensation plans, which are described below.  These compensation plans include the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees, the Amended Compensation Plan for Outside Directors and the 2000 Long-Term Incentive Plan.  All four plans have been approved by stockholders.

2001 Employee Stock Purchase Plan

The employee stock purchase plan enables employees to purchase shares of the company’s stock.  No compensation expense was recognized in fiscal year 2006 as a result of this plan. Pro forma compensation expense of $0.7 million was disclosed for the six months ended December 31, 2005.

2001 Deferred Stock Unit Plan for Selected Employees

The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus.  Shares under this plan are awarded during the first quarter of each fiscal year.  During the first quarter of fiscal year 2006, 177,300 shares of common stock, at a market price of $26.94 were awarded for a total fair value of $4.8 million.  During the first quarter of fiscal year 2005, 151,610 shares of common stock, at a market price of $26.68 were awarded, for a total fair value of $4.0 million.

On November 19, 2004, the Board of Directors of the company approved a long-term bonus arrangement pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  The arrangement, called the Performance Share Bonus Incentive Program (the “SBI Program”), is a long-term stock bonus arrangement for senior executives of the company and its affiliates that is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

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

No compensation expense was recorded pursuant to this plan through the first six months of fiscal year 2006.  Expenses for this plan will be recognized when awards are both probable and reasonably estimable and compensation expense will be recognized as a component of the discretionary annual bonus recorded in salaries and employee benefits.

Amended Compensation Plan for Outside Directors

The Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) provides for the cash and stock compensation of outside Directors.  Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly for services provided during the preceding quarter.  Approximately $0.3 million of compensation expense was recorded relative to this plan during the first six months of fiscal year 2006 compared to $0.1 million in the first six months of fiscal year 2005.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering.  No options have been granted under the stock option plan since fiscal year 2001 and the company does not currently intend to issue further stock options under the Stock Option Plan. For the first six months of fiscal year 2006, the company recognized $0.3 million in compensation expense related to the Stock Option Plan, in accordance with SFAS 123(R).  For the first six months of fiscal year 2005, the company disclosed pro forma compensation cost of $0.5 million, related to the Stock Option Plan.

Note 5 – Retirement Benefits.

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our plans in North America and Hong Kong, benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service (subject to grandfathering provisions under which benefits would be determined based on the three highest paid consecutive years of service).  The non-qualified plan, which exists only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for the plans is June 30.

As a result of the business combination described in Note 2, we have included the defined benefit pension plan disclosures for our newly acquired U.K. operations.  The disclosures for this plan, along with our historical U.K. plan, are shown separately because the amounts are significant relative to all plans and the assumptions used are significantly different than all other plans. Under our plans in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the plan is July 31.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America and Hong Kong for the three and six month periods ended December 31, 2005 and 2004, and for the newly acquired U.K. defined benefit pension plan for the three and five months ended December 31, 2005:

	Three Months Ended December 31,				Six Months Ended December 31,
	2005			2004	2005			2004
	North America & Hong Kong	U.K.	Total	North America & Hong Kong	North America & Hong Kong	U.K.	Total	North America & Hong Kong
Service Cost	$7,837	$3,136	$10,973	$6,173	$15,219	$5,226	$20,445	$12,612
Interest Cost	9,493	4,172	13,665	8,919	18,670	6,616	25,286	17,663
Expected Return on Plan Assets	(11,142)	(3,978)	(15,121)	(10,541)	(22,278)	(6,287)	(28,565)	(20,679)
Amortization of Transition Obligation	(2)	—	(2)	(2)	(4)	—	(4)	(3)
Amortization of Net Loss	4,287	—	4,287	1,662	8,063	—	8,063	3,398
Amortization of Prior Service Cost	(448)	—	(448)	(540)	(860)	—	(860)	(1,081)
Net Periodic Benefit Cost	$10,025	$3,330	$13,354	$5,671	$18,810	$5,555	$24,365	$11,910

The fiscal year 2006 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2005 for the North America and Hong Kong plans and July 31, 2005 for the U.K. plans:

	North America & Hong Kong	U.K.
Discount rate	5.25%	5.00%

Expected long-term rate of return on assets	9.00%	5.63%

Rate of increase in compensation levels	3.34%	4.75%

The discount rate applicable to the various plans varies in accordance with the interest rate environment in the respective host country.  The expected long-term rate of return on assets attributable to the various plans in based on the allocation of assets within each specific plan.  Assets in the North America and Hong Kong plans are heavily weighted in equities, which are expected to generate a higher return than bonds, which constitute the majority of investments for the UK plans.

Employer contributions

The company made $15.0 million in contributions to the U.S. plan and $1 million in contributions to the non-U.S. plans during the second quarter of fiscal year 2006.  We anticipate making $1.7 million in contributions to the non-U.S. plans in the last two quarters of fiscal year 2006.  We do not anticipate making additional contributions to the U.S. plan for the remainder of fiscal year 2006.

The company made $2.2 million in contributions to the U.K. plans during the second quarter of fiscal year 2006 and anticipates making $6.2 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

In the U.S., we sponsor a savings plan that provides benefits to substantially all U.S. associates with a match to employee contributions at a rate of 50 percent of the first 6 percent up to $60,000 of associates’ eligible compensation.  The company may also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.

In the U.K., we sponsor a savings plan that provides benefits to substantially all U.K. associates.  The company provides a basic contribution and a match to employee contributions, both of which depend on age.  The maximum employer contribution is 10% up to £91,000.

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

Postretirement Benefits

We provide certain health care and life insurance benefits for retired associates.  The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are unfunded.  We accrue a liability for these benefits.  We do not have a postretirement benefit plan in the U.K.

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Service Cost	$456	$423	$908	$836
Interest Cost	606	614	1,209	1,219
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	13	—	25
Amortization of net loss	(81)	(141)	(164)	(284)
Amortization of prior service cost	(165)	(106)	(330)	(212)
Net periodic benefit cost	$816	$803	$1,623	$1,584

Employer contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $800,000 and $700,000 in the three months ended December 31, 2005 and 2004, respectively, and contributions of $1.6 million and $1.3 million in the six months ended December 31, 2005 and 2004, respectively.  We plan to make additional payments estimated to total $1.6 million through June 30, 2006.

Note 6 – Goodwill & Intangible Assets.

The increases in goodwill and intangible assets outlined below for the six months ended December 31, 2005 are principally attributable to the acquisition of WWLLP during the first quarter.  See Note 2 for further details regarding the acquisition.

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	Asia Pacific/ Latin America	Other	Total
Balance as of June 30, 2005	$16,790	$1,449	$77	$—	$—	$2,358	$1,214	$21,888

Goodwill acquired during the year	143,487	39,949	16,036	52,047	37,136	590	—	289,245

Impairment losses	—	—	—	—	—	—	—	—

Translation Adjustment	(3,637)	(1,156)	(460)	(1,506)	(1,074)	(22)	—	(7,855)

Balance as of December 31, 2005	$156,640	$40,242	$15,653	$50,541	$36,062	$2,926	$1,214	$303,278

The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended December 31, 2005:

	Pension	Trademark & trade name	Customer related intangible	Core/ developed technology	Non- compete agreements	Total
Balance as of June 30, 2005	$608	$—	$84	$—	$84	$776
Intangible assets acquired during the year	28	108,000	60,600	17,582	—	186,210
Amortization expense	—	—	(2,189)	(1,479)	(42)	(3,710)
Translation adjustment	22	(2,902)	(1,577)	(426)	—	(4,883)

Balance as of December 31, 2005	$658	$105,098	$56,918	$15,677	$42	$178,393

The following table reflects the carrying value of intangible assets at December 31, 2005 and June 30, 2005:

	December 31, 2005		June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets and intangible pension asset:
Trademark & trade name	$105,098	$—	$—	$—
Customer related intangibles	60,021	3,103	1,001	917
Core/developed technology	17,156	1,479	—	—
Non-compete	671	629	672	588
Intangible pension asset	658	—	608	—
Total intangible assets and intangible pension asset	$183,604	$5,211	$2,281	$1,505

A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles, core/developed technology and the intangible pension asset reflects translation adjustments between June 30, 2005 and December 31, 2005.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at December 31, 2005, was 10.0 years.  Estimated amortization expense for the remainder of 2006 and thereafter is as follows:

Fiscal year ending June 30:	Amount
2006	$4,211
2007	8,366
2008	8,320
2009	8,320
2010	8,320
Thereafter	35,099

Note 7 – Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three and six months ended December 31, 2005 and 2004.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Income from continuing operations	$17,175	$11,055	$31,067	$24,806
Discontinued operations	8	6	17	8
Net income	$17,183	$11,061	$31,084	$24,814

Weighted average outstanding shares of common stock	42,147	32,516	40,494	32,437
Dilutive effect of employee stock options and employee stock purchase plan shares	244	291	254	300

Common stock and stock equivalents	42,391	32,807	40,748	32,737

Basic earnings per share:
Income from continuing operations	$0.41	$0.34	$0.77	$0.76
Discontinued operations	—	—	—	—
Net income	$0.41	$0.34	$0.77	$0.76

Diluted earnings per share:
Income from continuing operations	$0.41	$0.34	$0.76	$0.76
Discontinued operations	—	—	—	—
Net income	$0.41	$0.34	$0.76	$0.76

Note 8 – Variable Interest Entities.

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

The company’s Investment in Affiliates has historically consisted of investments in three entities:  WWLLP, Watson Wyatt (Europe) Limited (WWHE) and Professional Consultants Insurance Company, Inc. (PCIC), our investment in each of which was accounted for under the equity method.  As a result of our acquisition of substantially all of the assets and most liabilities of WWLLP, effective August 1, 2005, the company owns 100% of the operations of WWLLP and WWHE through our Watson Wyatt Limited subsidiary.  For the six months ended December 31, 2005 the company has accounted for its share of earnings from WWLLP and WWHE for the month of July 2005 under the equity method and has consolidated results from Watson Wyatt Limited for the months of August through December, 2005.

As of December 31, 2005, our Investment in Affiliate consists solely of an equity investment in PCIC, which will continue to be accounted for under the equity method.  The company evaluated this investment based on FIN 46(R)’s criteria in order to determine the applicability of FIN 46(R).  Since the company is not obligated to absorb a majority of expected losses or residual returns in this entity, the company is not required to consolidate this entity.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to Watson Wyatt and two other actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  The company currently owns 34.15 percent of PCIC.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in PCIC of $8.8 million, combined with letters of credit totaling $8.0 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $16.8 million.

Note 9 – Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and changes in the cumulative translation adjustment gain or loss.  For the three months ended December 31, 2005, comprehensive income totaled $6.6 million, compared with $14.1 million for the three months ended December 31, 2004.  For the six months ended December 31, 2005, comprehensive income totaled $19.0 million, compared with $28.7 million for the six months ended December 31, 2004.

Note 10 – Revision in the Classification of Certain Securities.

As of the end of the third quarter of fiscal year 2005, in connection with then recent interpretations regarding the classification of auction rate securities, the company concluded that it was appropriate to classify its auction rate securities as marketable securities instead of cash and cash equivalents, which was the historical classification.  Auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through an auction process.

At December 31, 2005 and June 30, 2005, the company had no auction rate securities compared to $20.0 million at June 30, 2004 and $30.3 million at December 31, 2004.  Accordingly, the company has revised the Consolidated Statements of Cash Flows for the first six months of fiscal year 2005 to reflect the gross purchases of $306.5 million and sales and maturities of these securities of $296.3 million as cash flows from/used in investing activities, rather than as a component of cash and cash equivalents.  This change in classification does not affect cash flows from operations or financing activities in the company’s previously reported Consolidated Statements of Cash Flows.  This change in classification does not affect the company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any period presented.

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

In conjunction with our business acquisition of WWLLP on July 31, 2005, we issued 9,090,571 Class A shares, 4,749,797 of which are subject to sale restrictions.  Sale restrictions will expire on 2,339,761 shares on the first anniversary and 2,410,036 shares on the second anniversary of the business acquisition.  The payment of up to an additional 1,950,000 Class A shares after June 30, 2007 is contingent upon achievement by the acquired business of certain financial performance goals.  Sale of these shares, if issued, will be restricted until the fourth anniversary of the business combination.  See Note 2 of this report for further information regarding the acquisition of WWLLP.

Note 12 – Guarantees.

The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Acquisition of WWLLP.  On July 31, 2005, the company completed the acquisition of substantially all the assets and assumption of most liabilities of WWLLP, the company’s long-time alliance partner.  The company entered into indemnity arrangements with WWLLP relating to the acquisition and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the acquisition.  In the acquisition agreement, Watson Wyatt Limited, the company’s principal U.K. subsidiary, has agreed to indemnify Watson Wyatt LLP against liabilities arising with respect to certain liabilities assumed in the acquisition by Watson Wyatt Limited and also with respect to certain tax liabilities.

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

A portion of the consideration payable to WWLLP for the assets acquired is contingent upon the achievement of agreed-upon financial performance targets by the acquired business for the fiscal year ended June 30, 2007. The contingent consideration consists of up to 1,950,000 shares of the company’s common stock, all, some, or none of which may become payable depending on the targets achieved. The value of all the contingent stock was $59.4 million based on the NYSE closing price on January 31, 2006. The contingent consideration is payable by Watson Wyatt Limited and Watson Wyatt Worldwide, Inc. has guaranteed the payment obligations.

Under the acquisition agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of December 31, 2005.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At December 31, 2005, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $8.3 million, excluding anticipated future sublease income.  See Note 14 for more information regarding our obligation to guarantee Wellspring’s leases.

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

Government Investigations:

Department of Justice Antitrust Investigation.  In September 2005 an Amended Final Judgment was entered between the United States Department of Justice (DOJ) and Professional Consultants Insurance Company, (PCIC), in an investigation relating to contractual limitations of liability.  PCIC is a captive malpractice insurance carrier that provides some of our malpractice coverage.  PCIC settled without admitting to any violation of antitrust laws.  No action has been brought against Watson Wyatt or any of the PCIC members, and we continue to be a stockholder of and to obtain insurance from PCIC. The Amended Final Judgment was ratified by the court in November 2005.

New York State Attorney General.  On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.   Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt’s revenue over the past four years. Watson Wyatt has provided information to the New York State Attorney General’s office in response to the subpoena in January 2005. We have received no further inquiries from the New York State Attorney General since responding.

SEC Investigation of General Motors Corporation:

In October 2005, the Securities and Exchange Commission (SEC) elevated its inquiry into Accounting Issues Involving Pensions and Other Post-Employment Benefits at General Motors Corporation from an informal inquiry to a formal investigation. On October 31, 2005, the SEC issued Watson Wyatt, as General Motors actuary, a subpoena for documents and testimony related to the investigation. Watson Wyatt has provided, and will continue to provide, information to the SEC in response to the subpoena and will cooperate in this investigation.

Professional Liability Claims:

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work.  In response to a discovery request, in January 2005 the plaintiffs disclosed that their minimum damage claim is $53.7 million.  Discovery is continuing. We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this case.

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

Client Demand Letter. On February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description, and failure to advise the client of the discrepancies between the plan documents and the pension system.  The client has claimed $14 million in damages and also sought to hold the client’s outside ERISA counsel responsible for the damages.  On March 3, 2005, we entered into a tolling agreement with the client and the client’s ERISA counsel in order to pursue resolution of this matter through mediation. A mediation has taken place and a tentative settlement has been reached. We have established a loss and loss expense reserve within our self-insured retention for this matter.

Client Demand Letter (Canada).  On December 22, 2005, Watson Wyatt Canada received a demand letter from counsel representing a former client demanding CAD20 million for losses alleged to be attributable to Watson Wyatt’s investment consulting advice.  We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this matter.

Note 14 – Discontinued Operations.

As discussed in Note 12, the company continues to guarantee three leases for office premises for Wellspring.  In accordance with the contractual arrangements pursuant to which Watson Wyatt divested its interest in Wellspring, Watson Wyatt agreed to share with State Street either costs or benefits arising from these facilities leased by Wellspring.  Since one of the three Wellspring leases is currently sub-leased at rates in excess of the lease rate, the company is contractually entitled to a share of the benefit of the excess cash flow from the sub-leases.  Through the first six months of fiscal year 2006, the company received sublease income of approximately $17,000, net of taxes, in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of less than $100,000 per fiscal year.  The company’s current assessment is that the positive cash flow from the sub-leases will continue until they expire in December 2006. The company has no direct cash obligation to Wellspring in the sense that its obligation is contingent upon the remaining space being vacated.

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

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123.  The company implemented SFAS 123(R) during the first quarter of fiscal year 2006 under the modified prospective method.  As a result, during the first six months of fiscal year 2006, compensation expense totaling $0.3 million related to the outstanding stock options as of July 1, 2005 has been recognized based on the fair values of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of SFAS 123, less adjustments for forfeitures.  The adoption of SFAS 123(R) has not had a material impact on the financial condition or results of operations for the company.  Refer to Note 4 of the Consolidated Financial Statements for more information about SFAS 123(R).

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a provision that allows a one-time election to exclude up to 85 percent of its foreign unrepatriated earnings. The company continues to evaluate the effect of the repatriation provision. As a result, it is currently not practical to estimate the potential tax impact of any repatriation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Watson Wyatt Worldwide, Inc., including its subsidiaries, is a global consulting firm focusing on human capital and financial management. We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals.  Our target market clients include those companies in the Fortune 1000, Pension & Investments (P&I) 1000, the FTSE 100, and locally-defined equivalent organizations.

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

General

Effective as of July 31, 2005, the company completed the acquisition of substantially all of the assets and assumption of most of the liabilities of WWLLP, a privately held limited liability partnership registered in the U.K. (See Note 2 for additional information regarding the company’s acquisition of WWLLP).  Prior to this date, the company and WWLLP jointly offered services under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals through an alliance established in 1995.  The combined company now maintains 92 offices in 30 countries and employs 6,050 associates as follows:

Benefits Group	2,320
Technology and Administration Solutions Group	720
Human Capital Group	400
Insurance & Financial Services Group	330
Investment Consulting Group	270
International – Comprising Asia Pacific and Latin America	900
Other (including Communication)	550
Corporate	560
Total	6,050

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

Benefits Group

•                  Retirement plans, including pension, 401(k) and executive benefit plans

•                  Health care, disability and other group benefit plans

•                  Compensation, benefits, expatriate and HR practice strategy, implementation and administration

•                  Actuarial services

•                  Strategic workforce planning

Technology and Administration Solutions Group

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

International – Comprising Asia-Pacific and Latin America Operations

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

Executive Overview

Watson Wyatt is a global provider of human capital and financial management consulting services.  We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Insurance & Financial Services, and Investment Consulting operating from 92 offices in 30 countries throughout North America, Europe, Asia Pacific and Latin America.  We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 53 percent of our total second quarter 2006 revenues, is the foundation of our business.  Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high.

Technology and Administration Solutions Group – Our Technology and Administration Solutions Group, accounting for 11 percent of our total second quarter fiscal year 2006 revenues, provides information technology services to our customers.

Human Capital Group – Our Human Capital Group, accounting for 9 percent of our total second quarter fiscal year 2006 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.

Insurance & Financial Services Group – Our Insurance & Financial Services Group accounts for 7 percent of our total second quarter fiscal year 2006 revenues. This business is characterized by ongoing relationships with our clients who will typically use our skills on a number of different projects.

Investment Consulting Group – Our Investment Consulting Group, accounts for 6 percent of our total second quarter fiscal year 2006 revenues.  This business, although relationship based, can be impacted by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.

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

In the long term, we believe that benefits spending will continue to be the largest component of corporate spending around the world.  We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into opportunities for us.  We believe that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We also forsee tremendous opportunities for growth as we expand our financial management services in North America.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique combination of benefits and human capital consulting, financial management and strategic technology and administration solutions.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2006 (December 31, 2005) and as of the end of fiscal year 2005 (June 30, 2005), Consolidated Statements of Operations for the three and six-month periods ended December 31, 2005 and 2004, Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2005 and 2004 and a Consolidated Statement of Changes in Stockholders’ Equity for the six-month period ended December 31, 2005.

The acquisition of substantially all of the assets and assumption of most of the liabilities of two of its affiliates, WWLLP and WWHE, was effective July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations through Watson Wyatt Limited beginning August 1, 2005.  Prior to July 31, 2005, or for one month of the first quarter, the company recorded its share of the results of WWLLP and WWHE using the equity method of accounting.  This income is reflected in the “Income from affiliates” line on our income statement.  Our share of the results of our affiliated captive insurance company, PCIC, continues to be recorded using the equity method of accounting, and is also reflected in the “Income from affiliates” line.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. Before the company’s business combination, for the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue.  For the second quarter of fiscal year 2006, U.S. Consulting operations comprised approximately 50 percent of consolidated revenue.  Before and after the business combination, no single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  Before the company’s business combination, for the most recent three fiscal years, approximately 60 to 70 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.  For the second quarter of fiscal year 2006, approximately 60 percent of professional and subcontracted services represent these reimbursable services.

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

   Revenue Recognition

Revenue includes fees primarily generated from consulting services provided in the areas of employee benefits, human capital strategies, technology and administration solutions and financial management.  We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.  The terms of our contracts with clients are fixed and determinable and can only be changed based on agreement of both parties.  Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.

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

Our non-recurring system projects are typically found in our Technology and Administration Solutions Group.  They tend to be more complex, to incur changes in scope as the project progresses and to be longer-term projects.  We evaluate at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current status is accounted for properly.  Contracts are written such that, in the unexpected event that the client terminates a contract, the company is entitled to payment for services performed through termination.

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets.  The company does not provide deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely as asserted under APB 23. Due to the availability of foreign tax credits, it is not practicable to estimate the company’s income tax liability that might be payable if such earnings were not reinvested indefinitely, however, deferred taxes are provided for earnings of foreign subsidiaries which the company plans to remit. Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

  Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our plans in North America and Hong Kong, benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  The non-qualified plan, which exists only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for the plans is June 30.

As a result of the business combination described in Note 2, we have included the defined benefit pension plan disclosures for our newly acquired U.K. operations.  The disclosures for this plan, along with our historical U.K. plan, are shown separately because the amounts are significant relative to all plans and the assumptions used in the plan are significantly different than those used in all other plans. Under our newly acquired plan in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the plan is July 31.

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

The expected long-term rate of return on assets assumption remained at 9.00 percent per annum for the past three fiscal years. The rate of return was lowered in fiscal year 2003 to 9.00 percent from 10.00 percent at the end of fiscal year 2002.  Selection of the return assumption at 9.00 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first six months of fiscal year 2006 has been 1.0 percent, compared to a return of 7.8 percent in the first six months of fiscal year 2005.

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2006 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$ 3.3 million
25 basis point increase in discount rate	–$ 3.2 million
25 basis point decrease in expected return on assets	+$ 1.0 million
25 basis point increase in expected return on assets	–$ 1.0 million

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

The expected long-term rate of return on assets assumption was reduced slightly from April 30, 2005 to July 31, 2005 and was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.  The return on assets through the first five months of fiscal year 2006 has been 8.2 percent.

The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Change in Assumption	Effect on FY2006 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$ 1.3 million
25 basis point increase in discount rate	-$ 1.2 million
25 basis point decrease in expected return on assets	+$ 0.5 million
25 basis point increase in expected return on assets	-$ 0.5 million

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

Results of Operations

The table below sets forth our historical Consolidated Statements of Operations data for continuing operations for the periods indicated:

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended December 31,			Six Months Ended December 31,
			%			%
	2005	2004	Change	2005	2004	Change
	(Unaudited)			(Unaudited)

Revenue	$315,764	$175,849	79.6%	$581,650	$351,240	65.6%

Costs of providing services:
Salaries and employee benefits	175,207	95,194	84.0	322,757	192,270	67.9
Professional and subcontracted services	19,595	11,544	70.4	38,606	23,523	64.3
Occupancy, communications and Other	43,687	27,901	56.6	76,540	52,001	47.1
General and administrative expenses	37,206	19,481	90.8	68,595	36,369	88.5
Depreciation and amortization	11,132	4,810	131.3	20,809	9,493	118.9
	286,827	158,930		527,307	313,656

Income from operations	28,937	16,919		54,343	37,584

Income from affiliates	71	2,724	(96.3)	1,422	4,930	(71.4)
Interest (expense)/income, net	(974)	407	(350.0)	(1,062)	862	(222.2)
Other non-operating loss	(288)	(56)	200.0	(2,150)	(28)	(7578.6)

Income from continuing operations before income taxes	27,746	19,994		52,553	43,348

Provision for income taxes	10,571	8,939	(19.1)	21,486	18,542	16.2

Income from continuing operations	$17,175	$11,055	55.0%	$31,067	$24,806	25.4%

Three and Six Months Ended December 31, 2005 Compared to the Three and Six Months Ended December 31, 2004

As a result of the August 1, 2005 effective date of our acquisition of WWLLP, the three months ended December 31, 2005 includes the consolidated operating results of Watson Wyatt Limited, whereas the operating results for the three months ended December 31, 2004 do not include comparative consolidated operating results.  The six months ended December 31, 2005 includes the consolidated operating results of Watson Wyatt Limited for the months of August through December 2005, whereas the operating results for the six months ended December 31, 2004 do not include comparative consolidated results.  The analysis below highlights the changes between the consolidated statements of operations for the quarters ended December 31, 2005 and 2004 and segregates the effects of the acquisition from the company’s results without the impact of Watson Wyatt Limited’s consolidated results (the historical company).

   Revenue.

Revenue from operations for the second quarter of fiscal year 2006 was $315.8 million, an increase of $140.0 million, or 80 percent, from $175.8 million in the prior period.  Of the increase, $120.4 million relates to the acquisition of WWLLP.  The remaining increase of $19.5 million relates to the historical company.  The Benefits Group increased revenues $11.6 million, or 12 percent over prior-year second quarter revenues, related to increased demand from existing clients around plan design and administration as well as revenues from new clients.  Revenue from our Technology and Administration Solutions Group increased $2.2 million or 11 percent as compared to prior-year second quarter revenues, largely due to a number of projects which went into service during the quarter and for which the company was able to begin recognizing revenues.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.  Revenue from our Human Capital Group increased $4.9 million during the second quarter of fiscal year 2006, partially due to the $3.1 million reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.  Revenue from our Investment Consulting practice was up $0.7 million or 14 percent due to an increase in pension funding and asset performance consulting.  Our International segment, comprising Asia-Pacific and Latin America, finished the quarter with revenue growth of $0.7 million or 3 percent.  However, revenue increased only 2 percent on a constant currency basis. Results were strong in Australia, Taiwan and China, and were partially offset by the company’s divestiture of its New Zealand operations in the first quarter of fiscal 2006. Revenue for other practice areas decreased $4.0 million from the prior-year second quarter largely reflecting the reclassification of Watson Wyatt Data Services.  Reimbursable expenses and other, net increased $3.4 million as compared to prior-year second quarter.

Revenue from operations for the first six months of fiscal year 2006 was $581.7 million, an increase of $230.5 million, or 66 percent, from $351.2 million in the prior period.  Of the increase, $199.2 million relates to the acquisition of WWLLP.  The remaining increase of $31.3 million relates to the historical company.  The Benefits Group increased revenues $20.1 million, or 10 percent during the first six months of fiscal year 2006 revenues, related to new client wins that occurred in the prior year and increasing demand for plan design work.  Revenue from our Technology and Administration Solutions Group increased $0.3 million as compared to the first six months of fiscal year 2005.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.  Revenue from our Human Capital Group increased $9.3 million partially due to the $6.5 million reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.  Revenue from our Investment Consulting practice was up $1.5 million or 18 percent due to an increase in pension funding and asset performance consulting.  Our International segment, comprising Asia-Pacific and Latin America, had revenue growth of $1.1 million or 3 percent during the first six months of fiscal 2006.  However, revenue increased only 1 percent on a constant currency basis, reflecting growth in Taiwan and China partially offset by the divestiture of our New Zealand operations in the first quarter of fiscal 2006.  Revenue for other practice areas decreased $4.6 million from the first six months of fiscal year 2005 largely reflecting the reclassification of Watson Wyatt Data Services.  Reimbursable expenses and other increased $3.4 million from the first six months of fiscal year 2005.

  Salaries and Employee Benefits.

Salaries and employee benefit expenses for the second quarter of fiscal year 2006 were $175.2 million compared to $95.2 million for the second quarter of fiscal year 2005, an increase of $80.0 million or 84 percent.  The increase was mainly due to additional salary expenses of $72.8 million related to the acquisition of WWLLP. The increase in the historical company was due to higher salaries of $5.0 million, increased pension costs of $3.6 million, a higher accrual for discretionary compensation of $1.2 million and higher other benefits of $0.9 million, partially offset by the increased capitalization of time spent customizing in-house administration systems of $3.5 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits increased to 55.5 percent from 54.1 percent.

Salaries and employee benefit expenses for the first six months of fiscal year 2006 were $322.8 million compared to $192.3 million for the first six months of fiscal year 2005, an increase of $130.5 million or 68 percent.  The increase was mainly due to additional salary expenses of $118.9 million related to the acquisition of WWLLP. The increase in the historical company was due to higher salaries of $9.4 million, increased pension costs of $6.2 million, a higher accrual for discretionary compensation of $3.0 million and higher other benefits of $2.9 million including profit sharing and the re-instatement of the 401(k) match, partially offset by the increased capitalization of time spent customizing in-house administration systems of $10.0 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits increased to 55.5 percent from 54.7 percent.

  Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the second quarter of fiscal year 2006 were $19.6 million, compared to $11.5 million for the second quarter of fiscal year 2005, an increase of $8.1 million or 70 percent.  The increase was partially due to additional expenses of $1.1 million related to the acquisition of WWLLP. The increase in the historical company was attributable to $2.9 million higher reimbursable expenses incurred on behalf of clients as well as a $2.2 million increase in legal expense. As a percentage of revenue, professional and subcontracted services decreased from 6.6 percent to 6.2 percent.

Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2006 were $38.6 million, compared to $23.5 million for the first six months of fiscal year 2005, an increase of $15.1 million or 64 percent.  The increase was mainly due to additional expenses of $6.0 million related to the acquisition of WWLLP. The increase in the historical company was attributable to $3.6 million higher reimbursable expenses incurred on behalf of clients as well as a $3.4 million increase in legal expense. As a percentage of revenue, professional and subcontracted services decreased from 6.7 percent to 6.6 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the second quarter of fiscal year 2006 were $43.7 million compared to $27.9 million for the second quarter of fiscal year 2005, an increase of $15.8 million or 56.6 percent.  The increase is mainly due to additional expenses of $14.2 million related to the acquisition of WWLLP. The increase of $1.6 million associated with the historical company was principally attributable to miscellaneous expenses such as travel, insurance, dues and entertainment, and general office.  These increases were offset by decreases in equipment rental, telephone/fax, and promotion. As a percentage of revenue, occupancy, communications and other decreased from 15.9 percent to 13.8 percent.

Occupancy, communications and other expenses for the first six months of fiscal year 2006 were $76.5 million compared to $52.0 million for the first six months of fiscal year 2005, an increase of $24.5 million or 47.1 percent.  The increase was mainly due to additional expenses of $20.8 million related to the acquisition of WWLLP. The increase of $3.7 million associated with the historical company was principally attributable to miscellaneous expenses such as travel, repairs and maintenance, dues and entertainment, and general office, offset by decreases in equipment rental and promotion. As a percentage of revenue, occupancy, communications and other decreased from 14.8 percent to 13.1 percent.

General and Administrative Expenses.

General and administrative expenses for the second quarter of fiscal year 2006 were $37.2 million, compared to $19.5 million for the second quarter of fiscal year 2005, an increase of $17.7 million or 91 percent.  The increase is mainly due to additional expenses of $18.8 million related to the acquisition of WWLLP. The decrease of $1.1 million in the historical company is mainly due to lower professional services fees associated with, legal fees and tax research of $1.0 million, a decrease in travel and general office expenses of $0.8 million offset by increased salaries and benefits of $1.2 million. As a percentage of revenue, general and administrative expense increased from 11.1 percent to 11.8 percent.

General and administrative expenses for the first six months of fiscal year 2006 were $68.6 million, compared to $36.4 million for the first six months of fiscal year 2005, an increase of $32.2 million or 88 percent.  The increase is mainly due to additional expenses of $31.8 million related to the acquisition of WWLLP. The increase of $0.4 million in the historical company is mainly due to higher salaries and benefits of $1.7 million offset by a decrease in rent, telephone, and repairs and maintenance costs of $0.5 million and a decrease in general office expenses of $0.8 million.  As a percentage of revenue, general and administrative expense increased from 10.4 percent to 11.7 percent.

    Depreciation and Amortization.

Depreciation and amortization for the second quarter of fiscal year 2006 was $11.1 million, compared to $4.8 million for the second quarter of fiscal year 2005, an increase of $6.3 million or 131 percent.  The increase is due to additional expense of $4.4 million related to the acquisition of WWLLP, which includes $2.1 million in amortization of intangible assets associated with the acquisition, and a $1.9 million increase in the historical company expense due to depreciation of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group.  As a percentage of revenue, depreciation and amortization increased from 2.7 percent to 3.5 percent.

Depreciation and amortization for the first six months of fiscal year 2006 was $20.8 million, compared to $9.5 million for the first six months of fiscal year 2005, an increase of $11.3 million or 119 percent.  The increase is due to additional expense of $7.2 million related to the acquisition of WWLLP and a $4.1 million increase in the historical company expense due to depreciation of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group.  As a percentage of revenue, depreciation and amortization increased from 2.7 percent to 3.6 percent.

   Income From Affiliates.

Income from affiliates for the second quarter of fiscal year 2006 was $0.1 million, compared to $2.7 million for the second quarter of fiscal year 2005, a decrease of $2.6 million.  Income from affiliates for the first six months of fiscal year 2006 was $1.4 million, compared to $4.9 million for the first six months of fiscal year 2005, a decrease of $3.5 million.  The decrease in both cases was due to the absence of income from affiliate related to WWLLP due to the acquisition of WWLLP in the first quarter of fiscal year 2006.

Interest (Expense)/Income, Net.

Interest expense, net for the second quarter of fiscal year 2006 was $1.0 million, compared to interest income, net of $0.4 million for the second quarter of fiscal year 2005.  Interest expense, net for the first six months of fiscal year 2006 was $1.1 million, compared to interest income, net of $0.9 million for the first six months of fiscal year 2005.  The net expense in both periods was due to debt incurred as a result of the acquisition of WWLLP and the net income in the prior period relates to interest income earned on the investment of cash balances.

Other Non-Operating Loss.

Other non-operating loss for the first six months of fiscal year 2006 includes a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the acquisition of WWLLP, partially offset by a $1.4 million gain recognized by the company on the sale of its New Zealand operations.

Provision for Income Taxes.

Provision for income taxes for the first six months of fiscal year 2006 was $21.5 million, compared to $18.5 million for the first six months of fiscal year 2005. Our effective tax rate was 40.9 percent for the first six months of fiscal year 2006 and 42.8 percent for the first six months of fiscal year 2005.  The tax rate decrease is due to the geographic mix of income and utilization of foreign tax credits.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the second quarter of fiscal year 2006 was $17.2 million, compared to $11.1 million for the second quarter of fiscal year 2005.  As a percentage of revenue, income from continuing operations decreased from 6.3 percent to 5.4 percent.  Income from continuing operations for the first six months of fiscal year 2006 was $31.1 million, compared to $24.8 million for the first six months of fiscal year 2005.  As a percentage of revenue, income from continuing operations decreased from 7.1 percent to 5.3 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the second quarter of fiscal year 2006 was $0.41, compared to $0.34 for the second quarter of fiscal year 2005.  Diluted earnings per share, income from continuing operations for the first six months of fiscal year 2006 was $0.76, as well as for the first six months of fiscal year 2005.

Discontinued Operations.

The company received sublease income through the first six months of fiscal year 2006 of approximately $17,000, net of taxes, in excess of lease payments related to Wellspring, compared to $8,000, net of taxes, in the prior period.

Pro Forma Analysis

For a more meaningful comparison of financial results, the following table presents the company’s unaudited historical results for the three months ended December 31, 2005 and the unaudited pro forma results for the six months ended December 31, 2005 compared with the unaudited pro forma results for the three and six months ended December 31, 2004 as if the combination and consolidation had occurred at the beginning of each period.

In our opinion, information for the six months ended December 31, 2005 and the pro forma results for the six months ended December 31, 2004 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the combination actually taken place as of the dates specified, or that may be expected to occur in the future.

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Three Months Ended December 31,			Six Months Ended December 31,
			%			%
	2005	2004	Change	2005	2004	Change
	(Unaudited)			(Unaudited)

Revenue	$315,764	$299,779	5.3%	$618,569	$584,572	5.8%

Costs of providing services:
Salaries and employee benefits	175,207	168,799	3.8	346,797	331,293	4.7
Professional and subcontracted services	19,595	16,420	19.3	39,797	32,536	22.3
Occupancy, communications and other	43,687	40,740	7.2	79,731	74,824	6.6
General and administrative expenses	37,206	38,249	(2.7)	75,193	73,874	1.8
Depreciation and amortization	11,132	9,395	18.5	22,234	18,564	19.8
	286,827	273,603		563,752	531,091

Income from operations	28,937	26,176	10.5	54,817	53,481	2.5

Income from affiliates	71	705	(89.4)	934	1,045	10.5
Interest expense, net	(974)	(931)	4.6	(1,475)	(1,654)	(10.8)
Other non-operating (loss)/income	(288)	(56)	414.3	1,452	(28)	(5285.7)

Income from continuing operations before income taxes	27,746	25,894	7.2	55,728	52,844	5.5

Provision for income taxes	10,571	9,865	7.2	22,782	21,603	5.5

Income from continuing operations	$17,175	$16,029	7.2%	$32,946	$31,241	5.5%

Basic earnings per share:	$0.41	$0.39		$0.81	$0.75
Diluted earnings per share:	$0.41	$0.38		$0.81	$0.75

Weighted average shares of common stock, basic (000)	42,147	41,607		40,494	41,528
Weighted average shares of common stock, diluted (000)	42,391	41,898		40,748	41,828

Pro Forma Three and Six Months Ended December 31, 2005 Compared to the Three and Six Months Ended December 31, 2004

Revenue

Pro forma revenue for the second quarter of fiscal year 2006 was $315.8 million, an increase of 5.3 percent or $16.0 million from $299.8 million in the prior period.

The Benefits Group increased revenue $9.0 million or 6 percent during the second quarter of fiscal year 2006 due to new client wins that occurred in the prior year and increasing demand for plan design work.  Revenue from our Technology and Administration Solutions Group increased $2.4 million or 7 percent as compared to prior-year pro forma second quarter revenues, largely due to a number of projects which went into service during the quarter and for which the company was able to begin recognizing revenues as well as continued growth of the European administration operations.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period. Revenue from our Human Capital Group increased $4.2 million or 17 percent during the second quarter of fiscal year 2006, partially due to the reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.  Revenue from our Insurance & Financial Services group was up $0.8 million, due to continuing work around legislative changes and new client wins.  Revenue from our Investment Consulting practice was up $0.3 million or 2 percent due to an increase in work related to pension funding and asset performance.  Our International segment, comprising Asia Pacific and Latin America, finished the quarter with revenue growth of $0.7 million or 3 percent.  However, revenue increased only 2 percent on a constant currency basis. Results were strong in Australia, Taiwan and China, and were partially offset by the divestiture from New Zealand in the first quarter of fiscal year 2006. Revenue for other practice areas decreased $3.8 million largely due to the reclassification of Watson Wyatt Data Services into the Human Capital Group.   Reimbursable expenses and other revenue adjustments increased $2.4 million over the prior-year second quarter.

Pro forma revenue for the first six months of fiscal year 2006 was $618.6 million, an increase of 5.8 percent or $34.0 million from $584.6 million in the prior period.

The Benefits Group increased revenue $18.9 million or 6 percent during the first six months of fiscal year 2006 due to new client wins that occurred in the prior year and increasing demand for plan design work.  Revenue from our Technology and Administration Solutions Group increased $0.9 million or 1 percent as compared to prior-year pro forma revenues for the first six months, largely due to a number of projects which went into service during the period and for which the company was able to begin recognizing revenues as well as continued growth of the European administration operations.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period. Revenue from our Human Capital Group increased $7.9 million or 17 percent during the first six months of fiscal year 2006, partially due to the reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.  Revenue from our Insurance & Financial Services group was up $3.9 million, due to continuing work around legislative changes and new client wins.  Revenue from our Investment Consulting practice was up $2.1 million or 6 percent due to an increase in work related to pension funding and asset performance.  Our International segment, comprising Asia Pacific and Latin America, had revenue growth of $1.1 million or 3 percent during the first six months of fiscal year 2006.  However, revenue increased only 1 percent on a constant currency basis, reflecting growth in Taiwan and China partially due to the divestiture of selected administration operations in New Zealand in the first quarter of fiscal year 2006. Revenue for other practice areas decreased $4.8 million largely due to the reclassification of Watson Wyatt Data Services into the Human Capital Group.   Reimbursable expenses and other revenue adjustments increased $4.0 million over the first six months of fiscal year 2005.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the second quarter of fiscal year 2006 were $175.2 million, compared to $168.8 million for the second quarter of fiscal year 2005, an increase of $6.4 million or 4 percent.  The increase was mainly due to higher salaries of $4.8 million, increased pension and post-retirement costs of $3.8 million, increase in benefit costs of $0.7 million, a higher accrual for discretionary compensation of $0.6 million, partially offset by the capitalization of time spent customizing in-house administration systems of $3.5 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits decreased from 56.3 percent to 55.5 percent.

Salaries and employee benefit expenses for the first six months of fiscal year 2006 were $346.8 million, compared to $331.3 million for the first six months of fiscal year 2005, an increase of $15.5 million or 5 percent.   The increase was mainly due to higher salaries of $13.4 million, a higher accrual for discretionary compensation of $5.6 million, increased pension and post-retirement costs of $2.6 million, higher benefits of $3.9 million, partially offset by the capitalization of time spent customizing in-house administration systems of $10.0 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits decreased from 56.7 percent to 56.1 percent.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the second quarter of fiscal year 2006 were $19.6 million, compared to $16.4 million for the second quarter of fiscal year 2005, an increase of $3.2 million or 19 percent.  Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2006 were $39.8 million, compared to $32.5 million for the first six months of fiscal year 2005, an increase of $7.3 million or 22 percent. As a percentage of revenue, professional and subcontracted services increased from 5.5 percent to 6.4 percent.  For both periods the increase is principally attributable to higher reimbursable expenses incurred on behalf of clients, as well as increased recruiting fees and temporary staff.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the second quarter of fiscal year 2006 were $43.7 million compared to $40.7 million for the second quarter of fiscal year 2005, an increase of $3.0 million or 7 percent.  The increase is principally attributable to miscellaneous expenses such as travel, repairs and maintenance, and other general office expenses partially offset by a decrease in rent and utilities.  As a percentage of revenue, occupancy, communications and other increased from 13.6 percent to 13.8 percent.

Occupancy, communications and other expenses for the first six months of fiscal year 2006 were $79.7 million compared to $74.8 million for the first six months of fiscal year 2005, an increase of $4.9 million or 7 percent.  The increase is principally attributable to miscellaneous expenses such as travel, repairs and maintenance, general office, and dues partially offset by a decrease in rent and utilities.  As a percentage of revenue, occupancy, communications and other decreased from 12.9 percent to 12.8 percent.

General and Administrative Expenses.

General and administrative expenses for the second quarter of fiscal year 2006 were $37.2 million, compared to $38.2 million for the second quarter of fiscal year 2005, a decrease of $1.0 million or 3 percent.  The decrease is mainly due to reduced professional services fees associated with Sarbanes-Oxley compliance of $1.2 million and a decrease in general office expenses of $1.0 million offset by an increase in salaries and benefits of $1.2 million. As a percentage of revenue, general and administrative expenses decreased from 12.8 percent to 11.8 percent.

General and administrative expenses for the first six months of fiscal year 2006 were $75.2 million, compared to $73.9 million for the first six months of fiscal year 2005, an increase of $1.3 million or 2 percent.  The increase is mainly due to increased salaries and benefits of $2.8 million offset by a decrease of $0.7 million in technology services and a decrease in general office expense of $0.8 million.  As a percentage of revenue, general and administrative expenses decreased from 12.6 percent to 12.1 percent.

Depreciation and Amortization.

Depreciation and amortization for the second quarter of fiscal year 2006 was $11.1 million, compared to $9.4 million for the second quarter of fiscal year 2005, an increase of $1.7 million or 19 percent. As a percentage of revenue, depreciation and amortization increased from 3.1 percent to 3.5 percent.

Depreciation and amortization for the first six months of fiscal year 2006 was $22.2 million, compared to $18.6 million for the first six months of fiscal year 2005, an increase of $3.6 million or 19 percent.   As a percentage of revenue, depreciation and amortization increased from 3.2 percent to 3.6 percent. For both periods the increase is mainly due to depreciation on internally developed software used to support our Benefits and Technology and Administration Solutions Groups.

Income From Affiliates.

Income from affiliates for the second quarter of fiscal year 2006 was $0.1 million, compared to $0.7 million for the second quarter of fiscal year 2005, a decrease of $0.6 million.  Income from affiliates for the first six months of fiscal year 2006 was $0.9 million, compared to $1.0 million for the first six months of fiscal year 2005, a decrease of $0.1 million.  The decrease in both periods relates to our share of operating results of PCIC.

Interest Expense, Net.

Interest expense, net for the second quarter of fiscal year 2006 was $1.0 million, compared to $0.9 million for the second quarter of fiscal year 2005. Interest expense, net for the first six months of fiscal year 2006 was $1.5 million, compared to $1.7 million for the first six months of fiscal year 2005.   The net expense in both periods was due to debt incurred as a result of the combination with WWLLP net of interest income earned on remaining cash balances.

Other Non-operating Expenses.

Other non-operating expenses in the first six months of fiscal year 2006 includes a $1.4 million gain recognized by the company on the sale of its New Zealand operations.

Provision for Income Taxes.

Provision for income taxes for the first six months of fiscal year 2006 was $22.8 million, compared to $21.6 million for the first six months of fiscal year 2005. Our effective tax rate was 40.9 percent for both periods.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the second quarter of fiscal year 2006 was $17.2 million, compared to $16.0 million for the second quarter of fiscal year 2005.  As a percentage of revenue, income from continuing operations increased from 5.4 percent to 5.5 percent.  Income from continuing operations for the first six months of fiscal year 2006 was $32.9 million, compared to $31.2 million for the first six months of fiscal year 2005.  As a percentage of revenue, income from continuing operations was 5.3 percent in both periods.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the second quarter of fiscal year 2006 was $0.41, compared to $0.38 for the second quarter of fiscal year 2005.  Diluted earnings per share, income from continuing operations for the first six months of fiscal year 2006 was $0.81, compared to $0.75 for the first six months of fiscal year 2005.

Discontinued Operations.

The company received sublease income through the first six months of fiscal year 2006 of approximately $17,000, net of taxes, in excess of lease payments related to Wellspring, compared to $8,000, net of taxes, in the prior period.

Liquidity and Capital Resources

The following analysis is based on the company’s historical consolidated financial statements.

Our cash and cash equivalents at December 31, 2005, totaled $79.8 million, compared to $168.1 million at June 30, 2005.  The decrease in cash from June 30, 2005 to December 31, 2005 was mainly attributable to our acquisition of WWLLP (see Note 2 of Notes to the Consolidated Financial Statements), representing a cash use of approximately $130 million.  Cash flows from July 1, 2005 through December 31, 2005 also reflects a typical pattern of cash flow for the company due to the payment of previously accrued discretionary compensation which totaled $73.7 million during the first six months of fiscal year 2006. We also repaid $27 million of borrowings under our credit facility during the second quarter of fiscal year 2006, paid $13.3 million in corporate taxes, spent $29.4 million in capital expenditures and $6.3 million in dividends during the first six months of fiscal year 2006.  These outflows of cash were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.  On January 30, 2006, the company paid $29.9 million of accrued bonuses in accordance with the WWLLP purchase agreement.

Our non U.S. operations do not materially impact liquidity or capital resources as they are substantially self-sufficient for their working capital needs.  At December 31, 2005, $58.0 million of the total cash balance of $79.8 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash From Operating Activities.

Cash from operating activities for the first six months of fiscal year 2006 was $8.0 million, compared to cash from operating activities of $0.5 million for the first six months of fiscal year 2005.

The allowance for doubtful accounts increased $2.7 million and the allowance for work in process increased $5.4 million from June 30, 2005, to December 31, 2005, which is mainly due to the acquisition in the first quarter. The number of days of accounts receivable and work in process outstanding was 85 at

December 31, 2005, compared to 80 at June 30, 2005.

Cash Used in Investing Activities.

Cash used in investing activities for the first six months of fiscal year 2006 was $162.1 million, compared to $29.6 million used in investing activities for the first six months of fiscal year 2005.  The difference can be primarily attributed to acquisition and contingent consideration payments of $134.1 million, higher purchases of fixed assets of $2.3 million and higher costs associated with the capitalization of time spent customizing in-house administration systems of $8.3 million, in accordance with AICPA’s Statement of Position 98-1.  We have made reclassifications to our Consolidated Statement of Cash Flows for the six months ended December 31, 2004 to reflect the gross purchases of $306.5 million and sales of $296.3 million of Dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents.  Refer to Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding this reclassification.

Capital expenditures were $21.0 million for the first six months of fiscal year 2006.  Anticipated commitments of capital expenditures are estimated at $25 million for the remainder of fiscal year 2006, mainly for dividends, computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and acquisition-related payments. We expect cash from operations to adequately provide for these cash needs.  The company anticipates that future annual commitments of capital funds will include approximately $10 million in dividends and $30 million in purchases of fixed assets.

Cash From/(Used in) Financing Activities.

Cash from financing activities for the first six months of fiscal year 2006 was $62.5 million, compared to cash used in financing activities of $4.3 million for the first six months of fiscal year 2005.  The increase can be attributed to $102.0 million of borrowings related to the acquisition of WWLLP, net of repayments of $27.0 million, lower repurchases of common stock of $1.7 million, offset by $8.4 million recognized under the forward contract discussed in Note 2 of the Notes to the Consolidated Financial Statements, and $1.5 million in higher dividends paid during the first six months of fiscal year 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years.  Future expected payments are as follows:

	Remaining payments by fiscal year due as of December 31, 2005
Contractual Cash Obligations	Total	Remaining 2006	2007 through 2008	2009 through 2010	Thereafter
Lease commitments	$369,585	$27,563	$97,257	$79,351	$165,414

Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees

Wellspring Leases.  The company continues to guarantee certain leases for office premises and equipment for Wellspring.  At December 31, 2005, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $8.3 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of less than $100,000 per fiscal year.  Management will continue to evaluate the adequacy of these provisions and make adjustments as appropriate.  See Notes 12 and 14 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

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

As part of the original alliance arrangements in 1995, the company sold its then-existing businesses in the U.K. and Europe to the predecessor of Watson Wyatt LLP or its subsidiaries.  The company agreed to indemnify the buyers against liabilities arising with respect to prior acts or omissions of the businesses transferred.  Furthermore, the company agreed to indemnify WWLLP against liabilities arising with respect to acts or omissions of the company and its subsidiaries during the alliance arrangements.  These indemnities continue following the acquisition.

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

A portion of the consideration payable to WWLLP for the assets acquired is contingent upon the achievement of agreed-upon financial performance targets by the acquired business for the fiscal year ended June 30, 2007. The contingent consideration consists of up to 1,950,000 shares of the company’s common stock, all, some, or none of which may become payable depending on the targets achieved. The value of all the contingent stock was $59.4 million based on the NYSE closing price on January 31, 2006. The contingent consideration is payable by Watson Wyatt Limited and the company has guaranteed the payment obligations.

Under the acquisition agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of December 31, 2005.

Credit Agreement

During July 2005 the company amended and restated its credit facility to provide for a new revolving credit facility in an aggregate principal amount of $300 million provided by a syndicate of banks.  The credit facility was further amended effective September 2005 in order to correct the wording of a definition in the credit agreement. Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.20 percent of the facility for this quarter, which varies with our financial leverage and is paid on the unused portion of the credit facility.  Borrowings under this facility were $75.0 million as of December 31, 2005.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of December 31, 2005. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of December 31, 2005.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

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

In formulating its premium structure, PCIC estimates the amount it expects to pay for losses (and loss expenses) for all the members as a whole and then allocates that amount to the member firms based on the individual member’s expected losses.  PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.  As of July 1, 2005, the captive insurance company carries reinsurance for 100% of losses it insures above $25 million, in any reasonably forseeable loss scenarios.

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

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $31.8 million IBNR liability recorded as of December 31, 2005.

Recent insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and constraints on aggregate excess coverages, trends that are anticipated to continue.  We expect these recent conditions to recur periodically and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital in recent years, with the most recent capital contribution being made in July 2005 in the form of $1.5 million in cash and a letter of credit for $3.1 million.

In light of increasing worldwide litigation, including litigation against professionals, the company has established a policy that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements.  Nearly 100 percent of the company’s U.S. and U.K. corporate clients have signed engagement letters including mitigation clauses, and initiatives to maintain that process in the United States and the United Kingdom and complete it elsewhere are underway.  The company has disengaged from certain client relationships where satisfactory engagement terms could not be achieved.

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 -  Retirement Benefits on pages 13 through 16; Note 6 – Goodwill and Intangible Assets on pages 17 and 18; Note 12 – Guarantees on pages 21 and 22; Note 13 – Contingent Liabilities on pages 23 and 24; the Executive Overview on page 28; Critical Accounting Policies and Estimates on pages 30 through 34; the discussion of our capital expenditures on pages 45 and 46; Off-Balance Sheet Arrangements and Contractual Obligations on page 46 and 47; Risk Management on pages 48 and 49; and Part II, Item 1 “Legal Proceedings” on pages 51 and 52.  In some cases, you can identify these statements and other forward-looking statements in this filing by words such as “may”, “will,”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to our ability to integrate the business of Watson Wyatt LLP into our own business, processes and systems, and achieve the anticipated results; our continued ability to recruit and retain qualified associates; the success of our marketing, client development and sales programs after the acquisition; our ability to maintain client relationships and to attract new clients after the acquisition; declines in demand for our services; outcomes of litigation; the ability of the Company to obtain professional liability insurance; a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors; actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and Internet/intranet development firms; our ability to achieve cost reductions after the acquisition; foreign currency exchange and interest rate fluctuations; exposure to Watson Wyatt LLP liabilities that have not been expressly assumed; general economic and business conditions that adversely affect us or our clients after the acquisition; the level of capital resources required for future acquisitions; regulatory, legislative and technological developments that may affect the demand for or costs of our services; and other factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K dated August 24, 2005, and the proxy statement/prospectus filed on June 23, 2005, both of which are on file with the Securities and Exchange Commission.  These statements are based on assumptions that may not come true.  All forward-looking disclosure is speculative by its nature.  The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

See Note 2 for further information regarding our handling of risk associated with the business combination.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Government Investigations:

Department of Justice Antitrust Investigation.  In September 2005 an Amended Final Judgment was entered between the United States Department of Justice (DOJ) and Professional Consultants Insurance Company, (PCIC), in an investigation relating to contractual limitations of liability.  PCIC is a captive malpractice insurance carrier that provides some of our malpractice coverage.  PCIC settled without admitting to any violation of antitrust laws.  No action has been brought against Watson Wyatt or any of the PCIC members, and we continue to be a stockholder of and to obtain insurance from PCIC. The Amended Final Judgment was ratified by the court in November 2005.

New York State Attorney General.  On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.   Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt’s revenue over the past four years.  Watson Wyatt has provided information to the New York State Attorney General’s office in response to the subpoena in January 2005. We have received no further inquiries from the New York State Attorney General since responding.

SEC Investigation of General Motors Corporation:

In October 2005, the Securities and Exchange Commission (SEC) elevated its inquiry into Accounting Issues Involving Pensions and Other Post-Employment Benefits at General Motors Corporation from an informal inquiry to a formal investigation. On October 31, 2005, the SEC issued Watson Wyatt, as General Motors actuary, a subpoena for documents and testimony related to the investigation. Watson Wyatt has provided, and will continue to provide, information to the SEC in response to the subpoena and will cooperate in this investigation.

Professional Liability Claims

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work.  In response to a discovery request, in January 2005 the plaintiffs disclosed that their minimum damage claim is $53.7 million.  Discovery is continuing. We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this case.

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

Client Demand Letter. On February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description, and failure to advise the client of the discrepancies between the plan documents and the pension system.  The client has claimed $14 million in damages and also sought to hold the client’s outside ERISA counsel responsible for the damages.  On March 3, 2005, we entered into a tolling agreement with the client and the client’s ERISA counsel in order to pursue resolution of this matter through mediation.  A mediation has taken place and a tentative settlement has been reached. We have established a loss and loss expense reserve within our self-insured retention for this matter.

Client Demand Letter (Canada).  On December 22, 2005, Watson Wyatt Canada received a demand letter from counsel representing a former client demanding CAD20 million for losses alleged to be attributable to Watson Wyatt’s investment consulting advice.  We have established a loss and loss expense reserve in the amount of our professional liability insurance self-retention for this matter.

ITEM 1A.  RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K (File No. 001-16159) filed on August 24, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The company did not engage in any unregistered sales of equity securities during the quarter.

Issuer Purchases of Equity Securities

The table below presents specified information about the Company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 through October 31, 2005	—	$—	—	563,934
November 1, 2005 through November 30, 2005	29,000	27.11	29,000	534,934
December 1, 2005 through December 31, 2005	62,700	26.85	62,700	472,234
Total	91,700	$26.93	91,700

In addition, during the first quarter of fiscal year 2006, the company’s Board of Directors approved the repurchase of up to 75,000 shares of our Class A common stock to be re-issued in connection with our Amended Compensation Plan for Outside Directors.

Shares that the company repurchases are generally issued in connection with the company’s employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the sixth annual meeting of the stockholders of the Company, held on November 11, 2005, the following matters were submitted to a vote of stockholders: (1) the election of five members of the Board of Directors; (2) a proposal to approve the Watson Wyatt & Company Holdings Incentive Compensation Plan; and (3) a proposal to increase the number of shares which may be issued under the Amended Compensation Plan for Outside Directors.

Proxies representing 40,694,739 shares were received (total shares outstanding as of the Record Date were  42,044,751), and the results of the meeting were as follows with respect to each matter submitted to a vote of stockholders.

 Election of Directors

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, the directorships are divided into three classes, Class I, Class II and Class III. The directorships in Class I expire as of the annual stockholders’ meeting in 2007 and will expire every three years thereafter; the directorships in Class II expire as of the annual stockholders’ meeting in 2005 and every three years thereafter; and the directorships in Class III will expire as of the annual stockholders’ meeting in 2006 and every three years thereafter. As the term of each of the classes of directors expires, directors of the Company will be elected to serve for a three-year period and until their respective successors have been duly elected and qualified.  Of the proxies received, the votes were as follows:

Nominees for Directors	For	Withheld
Term expiring at the annual meeting of stockholders in 2006

Gene H. Wickes	37,895,863	2,798,877
Term expiring at the annual meeting of stockholders in 2007

John J. Gabarro	37,530,436	3,164,304

Term expiring at the annual meeting of stockholders in 2008

John J. Haley	38,118,764	2,575,975
Linda D. Rabbitt	37,524,919	3,169,821
John C. Wright	37,678,470	3,016,270

The directors serving in Class I and Class III and their remaining terms are as follows:

Class I Directors
Term expiring at the annual meeting of stockholders in 2007

R. Michael McCullough
Paul N. Thornton*

Class III Directors
Term expiring at the annual meeting of stockholders in 2006

Chandrasekhar Ramamurthy
Gilbert T. Ray
John B. Shoven

* Mr. Thornton advised the company of his resignation as a director effective as of January 23, 2006.

Approval of a proposal to approve the Watson Wyatt & Company Holdings Incentive Compensation Plan

On November 11, 2005, the stockholders of Watson Wyatt & Company Holdings (the “Company”) approved the Watson Wyatt & Company Holdings Incentive Compensation Plan (the “Plan”) to govern the award and payment of bonuses to certain Company executives.  The Plan was approved and adopted by the board of directors, upon recommendation by the Compensation Committee of the board (the “Committee”), on September 28, 2005.  The purpose of the Plan is to provide a framework that is consistent with Section 162(m) of the Internal Revenue Code (the “Code”) under which the Company can operate certain executive bonus programs.  Accordingly, the Company has structured the Plan to satisfy the requirements of Section 162(m) of the Code for “performance-based” compensation.  The bonus programs are designed to enhance the Company’s ability to attract and retain qualified executives and to provide financial performance incentives to those executives.

The Plan will be administered by the Committee.  Each executive officer of the Company who is employed by the Company or one of its affiliates on the last day of the Company’s fiscal year or of any other performance period established by the Committee is automatically a participant in the Plan.  Not later than 90 days after the commencement of each fiscal year of the Company (or, if earlier, the expiration of 25% of a performance period), the Committee, in writing, may designate one or more performance periods (which may overlap or run concurrently) and may affirm the applicability of the Plan’s formula for determining the maximum incentive award for each participant for such performance period(s).  The maximum incentive award payable to the CEO under the Plan with respect to a given performance period is 2.5% of the Company’s Net Income (as defined in the Plan) for that period and for any other participant is 1.5% of the Company’s Net Income for the performance period.

Of the proxies received, the votes were as follows:

For	Against	Abstain	Broker Non-Votes
20,252,045	5,697,441	885,925	13,859,328

Approval of a proposal to increase the number of shares which may be issued under the Amended Compensation Plan for Outside Directors

On November 11, 2005, the stockholders of the Company approved an amendment to the Watson Wyatt & Company Holdings Amended Compensation Plan for Outside Directors (“Outside Directors’ Plan”) to increase the number of shares of common stock available for issuance under the Outside Directors’ Plan to 150,000 (from 75,000), subject to adjustments for stock splits, stock dividends and similar transactions, including extraordinary distributions of cash or stock.  The board of directors approved this amendment on September 28, 2005.

 The Amended Compensation Plan for Outside Directors is intended to provide compensation for the Company’s outside directors through a combination of cash and stock grants.  Under the plan, outside directors are paid a quarterly retainer, committee and meeting fees and receive an annual stock grant for services rendered as directors.

 Of the proxies received, the votes were as follows:

For	Against	Abstain	Broker Non-Votes
24,355,575	1,604,660	875,176	13,859,328

ITEM 5. OTHER INFORMATION.

On January 1, 2006, the company changed its name to “Watson Wyatt Worldwide, Inc.”  The change in name was effected pursuant to a merger of Watson Wyatt Worldwide, Inc., a Delaware corporation and wholly-owned subsidiary of the company, with and into the company, with the company surviving.  In connection with the merger, the name of the company was changed to “Watson Wyatt Worldwide, Inc.”   The Company will continue to trade on the NYSE under its existing symbol, WW.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt Worldwide, Inc.(1)
3.2	Amended and Restated Bylaws of Watson Wyatt Worldwide, Inc.(1)
4	Form of Certificate Representing Common Stock(1)
10.1	Credit Agreement Among Suntrust Bank and Others dated July 11, 2005(10)
10.2	Senior Officer Deferred Compensation Plan(3)
10.3	2001 Deferred Stock Unit Plan for Selected Employees(4)
10.4	Amended Compensation Plan for Outside Directors(12)
10.5	Lease between Watson Wyatt & Company and Arlington Office, LLC, dated April 27, 2004(5)
10.6	Watson Wyatt & Company Performance Share Bonus Incentive Program(6)
10.7	First Amendment to Deed of Lease between Watson Wyatt & Company and Arlington Office L.L.C., dated April 22, 2005(7)
10.8

Business Transfer Agreement, dated as of April 15, 2005, by and among Watson Wyatt & Company Holdings, Watson Wyatt LLP, Watson Wyatt (UK) Acquisitions 2 Limited and The Wyatt Company Holdings Limited(8)

10.9	Form of Employment Agreement between Watson Wyatt Limited and each of Chandrasekhar Ramamurthy, Paul N. Thornton and Roger C. Urwin(8)
10.10	Distribution Agreement, dated as of April 15, 2005, by and among Watson Wyatt LLP, The Wyatt Company Holdings Limited, The Wyatt Company (UK) Limited, Wyatt Trustee Limited and Watson Wyatt Limited(8)
10.11

Deed of Termination and Amendment and Restatement of Indemnities Relating to the Alliance Documents, dated as of April 15, 2005, by and among The Wyatt Company Holdings Limited, Watson Wyatt LLP, Watson Wyatt & Company, Watson Wyatt Holdings Limited, Watson Wyatt Holdings (Europe) Limited, The Wyatt Company (UK) Limited and Wyatt Trustee Limited (in its capacity as Wyatt Partner)  (8)

10.12	Deed of Contribution, dated as of April 15, 2005, by and among Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(9)
10.13	Bonuses Deed, dated as of April 15, 2005, by and among Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(8)
10.14	Form of P.I. Claims Deed by and among the P.I. Trustees, Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(9)
10.15

Form of Stock Transfer Agreement by and between Watson Wyatt & Company Holdings, Watson Wyatt (UK) Acquisitions 2 Limited and Watson Wyatt Limited and each of Watson Wyatt LLP and each voting member(8)

10.16	Watson Wyatt Share Incentive Plan 2005(11)
10.17	Form of Indemnification Agreement among Watson Wyatt & Company Holdings and each of its directors and Section 16 officers(12)
10.18	Amendment to the Credit Agreement Among Suntrust Bank and Others dated September 30, 2005(13)
10.19	First Amendment to Lease Between Watson Wyatt & Company and Arlington Office LLC dated November 14, 2005(14)
21	Subsidiaries of Watson Wyatt Worldwide, Inc.(14)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)	Incorporated by reference from Registrant’s Form 8-K, filed on January 3, 2006
(2)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 2, 2001
(3)	Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2001
(4)	Incorporated by reference from Registrant’s Form DEF14A, filed on October 5, 2001
(5)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004
(6)	Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2005
(7)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 10, 2005
(8)	Incorporated by reference from Registrant’s Form S-4 (File No. 33-3124629), filed on May 4, 2005
(9)	Incorporated by reference from Registrant’s Form S-4/A, Amendment No. 1 (File No. 33-3124629) filed on June 13, 2005
(10)	Incorporated by reference from Registrant’s Form 8-K, filed on July 14, 2005
(11)	Incorporated by reference from Registrant’s Form 8-K, filed on August 25, 2005
(12)	Incorporated by reference from Registrant’s Form 8-K, filed on October 4, 2005
(13)	Incorporated by reference from Registrant’s Form 10-Q, filed on November 9, 2005.
(14)	Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		February 9, 2006
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		February 9, 2006
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		February 9, 2006
Name:	Peter L. Childs	Date
Title:	Controller