Form 10-Q
period 2006-03-31
Watson Wyatt Worldwide, Inc.
filed 2006-05-10
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

n/a

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

Large accelerated filer  ☒                            Accelerated filer ☐                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Class A Common Stock, $.01 par value	42,312,725 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2006

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended March 31		Nine months ended March 31
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenue	$343,072	$187,560	$924,722	$538,800

Costs of providing services:
Salaries and employee benefits	191,582	101,730	514,339	294,000
Professional and subcontracted services	17,884	13,795	56,490	37,318
Occupancy, communications and other	41,689	27,110	118,229	79,111
General and administrative expenses	39,300	18,764	107,895	55,133
Depreciation and amortization	11,510	5,161	32,319	14,654
	301,965	166,560	829,272	480,216

Income from operations	41,107	21,000	95,450	58,584

Income from affiliates	310	889	1,732	5,819
Interest income	1,047	761	2,344	1,914
Interest expense	(1,344)	(144)	(3,703)	(435)
Other non-operating (loss) income	44	(1,181)	(2,106)	(1,209)

Income from continuing operations before income taxes	41,164	21,325	93,717	64,673

Provision for income taxes	11,828	6,985	33,314	25,527

Income from continuing operations	29,336	14,340	60,403	39,146

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations [less applicable income tax expense for the three and nine months ended March 31, 2006 and 2005]	1,035	739	1,035	739

Sublease income from discontinued operations, less applicable income tax expense for the three and nine months ended March 31, 2006 and 2005	10	9	27	17

Net income	$30,381	$15,088	$61,465	$39,902

Basic earnings per share:
Income from continuing operations	$0.69	$0.44	$1.47	$1.20
Income from discontinued operations	0.02	0.02	0.03	0.02
Net income	$0.71	$0.46	$1.50	$1.22

Diluted earnings per share:
Income from continuing operations	$0.69	$0.44	$1.46	$1.19
Income from discontinued operations	0.02	0.02	0.03	0.02
Net income	$0.71	$0.46	$1.49	$1.21

Weighted average shares of common stock, basic (000)	42,234	32,647	41,074	32,507
Weighted average shares of common stock, diluted (000)	42,466	32,936	41,341	32,814

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Data)

	March 31,	June 30,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$92,674	$168,076
Receivables from clients:

Billed, net of allowances of $4,211 and $2,114	173,831	95,977
Unbilled, net of allowances of $7,241 and $264	126,711	62,840
	300,542	158,817

Deferred income taxes	19,054	24,718
Other current assets	34,249	12,599
Total current assets	446,519	364,210

Investment in affiliates	10,045	30,857
Fixed assets, net	135,832	94,033
Deferred income taxes	114,885	92,915
Goodwill	306,146	21,888
Intangible assets	177,926	776
Other assets	6,752	14,000

Total Assets	$1,198,105	$618,679

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$238,250	$122,621
Deferred income taxes	—	283
Income taxes payable	21,869	4,648
Total current liabilities	260,119	127,552

Note payable	45,000	—
Accrued retirement benefits	263,342	205,029
Deferred rent and accrued lease losses	29,292	18,701
Deferred income taxes	361	370
Other noncurrent liabilities	69,960	32,824

Total Liabilities	668,074	384,476

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value: 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value: 99,000,000 shares authorized; 42,463,451 and 33,372,880 issued and 42,271,095 and 32,627,226 outstanding	425	334
Additional paid-in capital	386,535	147,948
Treasury stock, at cost - 192,356 and 745,654 shares	(5,050)	(18,705)
Retained earnings	220,052	168,075
Accumulated other comprehensive loss	(71,931)	(63,449)
Total Stockholders’ Equity	530,031	234,203

Total Liabilities and Stockholders’ Equity	$1,198,105	$618,679

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Nine months ended March 31
	2006	2005
	(Unaudited)
Cash flows from (used in) operating activities:
Net income	$61,465	$39,902
Adjustments to reconcile net income to net cash used in operating activities:
Loss on foreign currency forward contract	3,602	—
Income from discontinued operations, net of income tax expense	(1,035)	(739)
Provision for doubtful receivables from clients	6,089	5,967
Depreciation	26,448	14,426
Amortization of intangible assets	5,872	228
Provision for deferred income taxes	9,876	7,029
Income from affiliates	(1,732)	(5,819)
Distributions from affiliates	1,614	4,624
Other, net	326	755
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(33,731)	(22,124)
Other current assets	(4,929)	(9,996)
Other assets	(684)	1,091
Accounts payable and accrued liabilities	(31,278)	(12,126)
Income taxes payable	16,620	(20,824)
Accrued retirement benefits	412	(261)
Deferred rent and accrued lease losses	1,870	394
Other noncurrent liabilities	4,205	(481)
Cash flows from operating activities:	65,010	2,046

Cash flows (used in) from investing activities:
Purchases of marketable securities	—	(469,400)
Sales and maturities of marketable securities	—	489,400
Acquisitions	(132,844)	(517)
Purchases of fixed assets	(24,153)	(20,129)
Capitalized software costs	(20,477)	(8,840)
Proceeds from divestitures	1,496	28
Cash flows used in investing activities:	(175,978)	(9,458)

Cash flows from (used in) financing activities
Borrowings	102,000	—
Repayments of borrowings	(57,000)	—
Foreign currency forward contract	(8,405)	—
Dividends paid	(9,487)	(7,309)
Repurchases of common stock	(3,937)	(4,188)
Tax benefit of exercises of stock options and other	1,444	775
Issuances of common stock - exercises of stock options	2,921	1,711
Issuances of common stock - employee stock purchase plan	4,777	5,549
Cash flows from (used in) financing activities	32,313	(3,462)

Effect of exchange rates on cash	3,253	399

Decrease in cash and cash equivalents	(75,402)	(10,475)

Cash and cash equivalents at beginning of period	168,076	136,940

Cash and cash equivalents at end of period	$92,674	$126,465

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of	Common	Paid-in	Stock,	Retained	Comprehensive
	shares, in thousands)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total
Balance at June 30, 2005	32,627	$334	$147,948	$(18,705)	$168,075	$(63,449)	$234,203

Comprehensive income:
Net income					61,465		61,465
Additional minimum pension liability						160	160
Foreign currency translation adjustment						(8,642)	(8,642)
Total comprehensive income							52,983
Cash dividends declared					(9,488)		(9,488)
Repurchases of common stock	(141)			(3,937)			(3,937)
Issuances of common stock - employee stock purchase plan shares	184		151	4,626			4,777
Issuances of common stock - deferred stock units and other	181		718	4,555			5,273
Issuances of common stock to outside directors	11		15	333			348
Issuances of common stock - stock options	225		(2,829)	5,750			2,921
Acquisition of WWLLP	9,091	91	238,627				238,718
Other business acquisition	93		172	2,328			2,500
Non-qualified stock option expense			289				289
Tax benefit of exercises of stock options			1,444				1,444

Balance at March 31, 2006 (unaudited)	42,271	$425	$386,535	$(5,050)	$220,052	$(71,931)	$530,031

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)

Note 1 — Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt Worldwide, Inc. and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt Worldwide” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments,  which are necessary for a fair presentation of the consolidated financial statements and results for the interim periods. The consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2006. The results reflect certain  estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the consolidated financial statements and related notes. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2 — Business Combination.

On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt LLP (“WWLLP”) (the “business combination”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership. The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature. See Note 3 for further information regarding the operating segments of the combined company.

The assets acquired from WWLLP are held by the company’s principal U.K. subsidiary, Watson Wyatt Limited, thereby strengthening Watson Wyatt’s global market presence. The purchase price of $432.6 million consisted of £88.3 million in cash, or $156.1 million at the exchange rate in effect at August 1, 2005, the issuance of 9,090,571 shares of the company’s common stock valued at $238.7 million, transaction costs of $14.6 million and additional consideration including debt forgiveness and investment elimination. The shares paid were valued at $26.26 per share, which was the average of the closing market prices of the company’s stock over five business days beginning with two business days prior to the announcement date of January 18, 2005 and ending with the two business days following the announcement date. In addition, a further 1,950,000 shares may be paid to WWLLP as additional consideration after June 30, 2007, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals. Watson Wyatt Limited’s results of operations are included in the consolidated financial statements beginning August 1, 2005.

Accounting and Goodwill Allocation

The business combination has been accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), where the assets acquired and liabilities assumed are recorded at their respective fair values as of the combination date. As of the business combination date, the company determined the following estimated fair values for the proportionate assets purchased and liabilities assumed. The determination of estimated fair value requires management to make significant estimates and assumptions. The company hired an independent third party to assist in the valuation of assets. Although the company does not anticipate any significant adjustments, to the extent that the estimates used need to be refined, the company will do so upon making that determination but not later than one year from the business combination date.

	August 1, 2005 (in thousands)
Total purchase price		$432,618
Less net assets acquired:
Trademark and trade name	$108,000
Customer related intangibles	60,600
Core/developed technology	17,500
Cash and cash equivalents	26,419
Client receivables and unbilled revenue	94,324
Other current assets	40,892
Fixed assets	11,270
Other assets	3,368
Current liabilities	(139,381)
Accrued retirement benefits	(43,064)
Other non current liabilities	(29,240)
		150,688
Preliminary allocation of goodwill		$281,930

The preliminary allocation of the purchase price resulted in the allocation of $281.9 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits	$136,454
Technology and Administration Solutions Group	40,034
Human Capital Group	16,070
Insurance & Financial Services Group	52,157
Investment Consulting Group	37,215
Allocation of goodwill to business segments	$281,930

The majority of the goodwill will be deductible in the U.K. over a period not exceeding 25 years.

Hedge Treatment

During the third quarter of fiscal year 2005, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (British Pound) exposure inherent in the combination. The forward contract provided for the purchase of £88 million at a fixed price of $164.5 million, with a settlement date of July 29, 2005. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, since the forward contract was associated with a business combination that is subject to the provisions of SFAS 141 and the combination involved an equity method investment, the forward contract did not qualify for hedge accounting. As a result, changes in fair value associated with the forward contract were required to be recognized in the Consolidated Statements of Operations. Consequently, a loss of $3.6 million was recognized during the first quarter of fiscal year 2006 and included in other non-operating income. Losses recognized under this forward contract since inception of the contract totaled $8.4 million.

Pro Forma Financial Information

The following unaudited pro forma combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the three and nine month periods ended March 31, 2006 and 2005, giving effect to the business combination as if it had been completed on July 1, 2005 and 2004, respectively. The unaudited historical combined statement of operations for the three month period ended March 31, 2006 reflects the actual financial results of the combined company. The three month period ended March 31, 2005 combines the historical financial results of Watson Wyatt for the three months ended March 31, 2005 with the pro forma historical financial results from WWLLP for the three months ended March 31, 2005. The nine month period ended March 31, 2006 includes historical financial results from July 2005 of Watson Wyatt, pro forma results of WWLLP for the month of July 2005, combined with the results of the consolidated entity from August 1, 2005 through March 31, 2006. The nine month period ended March 31, 2005 combines the historical financial results of Watson Wyatt for the nine months ended March 31, 2005 with the pro forma historical financial results from WWLLP for the nine months ended March 31, 2005.

The unaudited pro forma combined financial information shows the impact of the business combination  on Watson Wyatt’s historical results of operations. The unaudited pro forma combined income statements are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future. They do not assume any benefits from any cost savings or synergies and do not reflect any integration costs that the combined company realized or incurred after the combination.

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,			Nine Months Ended March 31,
			%			%
	2006	2005	Change	2006	2005	Change
	(Unaudited)			(Unaudited)

Revenue	$343,072	$306,661	11.9%	$961,641	$891,233	7.9%

Costs of providing services:
Salaries and employee benefits	191,582	176,762	8.4	538,379	505,098	6.6
Professional and subcontracted services	17,884	17,804	0.4	57,681	50,340	14.6
Occupancy, communications and other	41,689	39,618	5.2	121,420	114,442	6.1
General and administrative expenses	39,300	35,934	9.4	114,493	109,808	4.3
Depreciation and amortization	11,510	10,081	14.2	33,744	28,646	17.8
	301,965	280,199	7.8	865,717	808,334	7.1

Income from operations	41,107	26,462	55.3	95,924	82,899	15.7

Income (loss) from affiliates	310	(1,306)	123.7	1,244	(261)	576.6
Interest expense, net	(297)	(865)	(65.7)	(1,772)	(2,519)	(29.7)
Other non-operating income (loss)	44	(1,198)	103.7	1,496	(1,226)	222.0

Income from continuing operations before income taxes	41,164	23,093	78.3	96,892	78,893	22.8

Provision for income taxes	11,828	8,263	43.1	34,610	27,989	23.7

Income from continuing operations	$29,336	$14,830	97.8%	$62,282	$50,904	22.4%

Basic earnings per share:	$0.69	$0.36		$1.52	$1.22
Diluted earnings per share:	$0.69	$0.35		$1.51	$1.21

Weighted average shares of common stock, basic (000)	42,234	41,737		41,074	41,597
Weighted average shares of common stock, diluted (000)	42,466	42,026		41,341	41,904

Note 3 — Segment Information.

In North America and Europe, the company is primarily organized and managed by practice. Although our consultants in our Asia-Pacific and Latin America offices provide services in these same practice areas, their operations as a whole are managed geographically and comprise a single operating segment. As a result, we have six reportable operating segments or practice areas as follows:

(1)   Benefits Group

(2)   Technology and Administration Solutions Group

(3)   Human Capital Group

(4)   Insurance & Financial Services Group

(5)   Investment Consulting Group

(6)   International — Comprising Asia Pacific and Latin America

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis. The category previously reported as “other” has been reclassified as “All other segments” in the reconciliation of reportable segments to consolidated amounts as prescribed in Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”, (SFAS 131). This includes communication and change management implementation support services. Prior period amounts have been restated to conform to the current classification.

The table below presents specified information about reported segments as of and for the three months ended March 31, 2006. As a result, it includes the consolidated results from the acquired businesses, as now held by Watson Wyatt Limited:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International — Asia-Pacific/ Latin America	Total
Revenue (net of reimbursable expenses)	$188,573	$35,449	$27,568	$27,847	$20,735	$23,828	$324,000
Net operating income	55,051	8,708	3,469	8,075	4,581	2,122	82,006
Receivables	184,954	13,576	25,877	28,724	13,479	21,648	288,258

The table below presents specified information about reported segments as of and for the three months ended March 31, 2005. As a result, it does not include results from Watson Wyatt Limited since the combination was not completed until July 31, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International — Asia-Pacific/ Latin America	Total
Revenue (net of reimbursable expenses)	$109,482	$17,030	$14,633	$—	$5,005	$22,190	$168,340
Net operating Income	24,693	874	3,622	—	136	263	29,588
Receivables	108,372	7,263	13,487	—	4,301	20,844	154,267

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2006. As a result, it includes the consolidated results from Watson Wyatt Limited since August 1, 2005. Net operating income presented below has been adjusted to correct amounts that were inadvertently misstated primarily in the Technology and Administration Solutions Group for the quarter ended September 30, 2005, improving margins in the Technology and Administration Solutions Group from what was previously reported.

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International — Asia-Pacific/ Latin America	Total
Revenue (net of reimbursable expenses)	$504,966	$96,296	$80,414	$65,449	$52,626	$68,251	$868,002
Net operating income	130,157	24,339	12,217	13,599	8,319	2,797	191,428
Receivables	184,954	13,576	25,877	28,724	13,479	21,648	288,258

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2005. As a result, it does not include results from Watson Wyatt Limited since the combination was not completed until July 31, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International — Asia-Pacific/ Latin America	Total
Revenue (net of reimbursable expenses)	$305,503	$53,785	$41,998	$—	$13,705	$65,487	$480,478
Net operating income	63,280	8,975	10,589	—	626	2,074	85,544
Receivables	108,372	7,263	13,487	—	4,301	20,844	154,267

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management. Prior year data has been reclassified to be consistent with current segments for comparative purposes.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and nine month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Revenue:
Total segment revenue	$324,000	$168,340	$868,002	$480,478
Reimbursable expenses not included in total segment revenue	8,376	9,340	28,331	25,619
All other segments	8,058	9,082	26,324	31,811
Other, net	2,638	798	2,065	892
Consolidated revenue	$343,072	$187,560	$924,722	$538,800

Net Operating Income:
Total segment net operating income	$82,006	$29,588	$191,428	$85,544
Income from affiliates	310	889	1,732	5,819
Differences in allocation methods for depreciation, G&A, medical and pension costs (1)	500	5,325	(5,887)	1,313
Gain on sale of business units	44	48	1,496	20
Interest expense	(1,344)	(144)	(3,703)	(435)
Gain (Loss) on hedge	—	1,392	(3,602)	1,392
Discretionary compensation	(33,073)	(11,400)	(80,305)	(31,813)
WBG loss accrual	—	(2,203)	—	(2,203)
All other segments	(1,056)	(488)	(2,272)	3,025
Other, net	(6,223)	(1,682)	(5,170)	2,001
Consolidated income before income taxes	$41,164	$21,325	$93,717	$64,673

Receivables:
Total segment receivables — billed and unbilled	$288,258	$154,267	$288,258	$154,267
All other segments	5,574	6,670	5,574	6,670
Net valuation differences (2)	6,710	5,054	6,710	5,054
Total billed and unbilled receivables	300,542	165,991	300,542	165,991
Assets not reported by segment (3)	897,563	369,133	897,563	369,133
Consolidated assets	$1,198,105	$535,124	$1,198,105	$535,124

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

(2) Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenues — cash collections and invoices generated in excess of revenue recognized in the segment revenues and cash held in suspense.

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $484.1 million.

Note 4 — Share-based Compensation.

The Financial Accounting Standards Board (FASB) issued SFAS123(R), “Share-based Payment” as a  revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123. SFAS 123(R) became effective for the company as of July 1, 2005.

The company has four share-based compensation plans, which are described below. These compensation plans include the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees, the Amended Compensation Plan for Outside Directors and the 2000 Long-Term Incentive Plan. All four plans have been approved by stockholders.

2001 Employee Stock Purchase Plan

The employee stock purchase plan enables employees to purchase shares of the company’s stock. No compensation expense was recognized through the third quarter of fiscal year 2006 as a result of this plan. Pro forma compensation expense of $1.0 million was disclosed for the nine months ended March 31, 2005.

2001 Deferred Stock Unit Plan for Selected Employees

The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus. Shares under this plan are awarded during the first quarter of each fiscal year. During the first quarter of fiscal year 2006, 177,300 shares of common stock, at a market price of $26.94 were awarded for a total fair value of $4.8 million. During the first quarter of fiscal year 2005, 151,610 shares of common stock, at a market price of $26.68 were awarded, for a total fair value of $4.0 million. In addition, under the 2001 Deferred Stock Unit Plan for Selected Employees, the company also awarded approximately 4,000 shares, at a market price per share of $30.05 for a total fair value of approximately $0.2 million, during the third quarter of fiscal year 2006 in connection with the Chairman’s Award Program. The Chairman’s Award Program recognizes certain employees who have made outstanding contributions to strategy execution.

On November 19, 2004, the company’s Board of Directors approved a long-term bonus arrangement pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees. The arrangement, called the Performance Share Bonus Incentive Program (the “SBI Program”), is a long-term stock bonus arrangement for senior executives of the company and its affiliates that is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

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

No compensation expense was recorded pursuant to this plan through the first nine months of fiscal year 2006. Expenses for this plan will be recognized when awards are both probable and reasonably estimable and compensation expense will be recognized as a component of the discretionary annual bonus recorded in salaries and employee benefits.

Amended Compensation Plan for Outside Directors

The Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) provides for cash and stock compensation of outside Directors. Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly for services provided during the preceding quarter. Approximately $0.3 million of compensation expense was recorded relative to this plan during the first nine months of fiscal year 2006 compared to $0.2 million in the first nine months of fiscal year 2005.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering in fiscal year 2001. No options have been granted under the stock option plan since fiscal year 2001 and the company does not currently intend to issue further stock options under the Stock Option Plan. For the first nine months of fiscal year 2006, the company recognized $0.3 million in compensation expense related to the Stock Option Plan, in accordance with SFAS 123(R). For the first nine months of fiscal year 2005, the company disclosed pro forma compensation cost of $0.7 million, related to the Stock Option Plan.

Note 5 — Retirement Benefits.

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

As a result of the business combination described in Note 2, we have included the defined benefit pension plan disclosures for our recently acquired U.K. operations. The disclosures for this plan, together with our historical U.K. plan (collectively “the U.K. Plans”), are shown separately from the North America and Hong Kong plans because the related amounts, including obligations, assets and net periodic benefit costs, are significant, and the assumptions used are significantly different, than all other plans sponsored by the company. Benefits under the U.K. plans are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the defined benefit plan for the recently combined U.K. operations is July 31 whereas the measurement date for the historical U.K. plan is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America and Hong Kong for the three and nine month periods ended March 31, 2006 and 2005, and for the U.K. plans for the three and nine months ended March 31, 2006:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006			2005	2006			2005
	North America & Hong Kong	U.K.	Total	North America & Hong Kong	North America & Hong Kong	U.K.(1)	Total	North America & Hong Kong
Service Cost	$7,635	$3,050	$10,685	$6,321	$22,854	$8,275	$31,129	$18,933
Interest Cost	9,362	3,798	13,160	8,852	28,032	10,414	38,446	26,515
Expected Return on Plan Assets	(11,170)	(3,604)	(14,774)	(10,363)	(33,447)	(9,891)	(43,338)	(31,042)
Amortization of Transition Obligation	(2)	—	(2)	(2)	(6)	—	(6)	(5)
Amortization of Net Loss	4,041	—	4,041	1,702	12,104	—	12,104	5,100
Amortization of Prior Service Cost	(429)	—	(429)	(540)	(1,290)	—	(1,290)	(1,621)
Net Periodic Benefit Cost	$9,437	$3,244	$12,681	$5,970	$28,247	$8,798	$37,045	$17,880

(1) Reflects the net periodic benefit cost for (1) the defined benefit pension plan for our recently combined U.K. operations for the eight month period ending March 31, 2006 and (2) the historical U.K. plan for the nine months ended March 31, 2006.

The fiscal year 2006 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2005 for the North America and Hong Kong plans and July 31, 2005 for the U.K. plans:

	North America & Hong Kong	U.K.
Discount rate	5.25%	5.00%
Expected long-term rate of return on assets	9.00%	5.63%
Rate of increase in compensation levels	3.34%	4.75%

The discount rate applicable to the various plans varies in accordance with the interest rate environment in the respective host country. The expected long-term rate of return on assets attributable to the various plans is based on the allocation of assets within each specific plan. Assets in the North America and Hong Kong plans are heavily weighted in equities, which are expected to generate a higher return than bonds, which constitute the majority of investments for the UK plans.

Employer contributions

The company made $0.8 million in contributions to the non-U.S. plans during the third quarter of fiscal year 2006 and no contributions to the U.S. plans in the third quarter. We anticipate making $0.8 million in contributions to the non-U.S. plans in the last quarter of fiscal year 2006. We do not anticipate making additional contributions to the U.S. plan for the remainder of fiscal year 2006.

The company made $2.2 million in contributions to the U.K. plans during the third quarter of fiscal year 2006 and anticipates making $4.8 million in contributions over the remainder of fiscal year 2006.

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

In the U.K., we sponsor a savings plan that provides benefits to substantially all U.K. associates. The company provides a basic contribution and a match to employee contributions, both of which depend on age. The maximum employer contribution is 10% up to £91,000 of associates’ eligible compensation.

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

Postretirement Benefits

We provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are unfunded. We accrue a liability for these benefits in accordance with Statement of Financial Accounting Standards No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.”  We do not have postretirement benefit plans in the U.K. and Hong Kong.

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Service Cost	$363	$422	$1,271	$1,257
Interest Cost	538	612	1,746	1,831
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	13	—	38
Amortization of net loss	166	(142)	2	(425)
Amortization of prior service cost	(165)	(107)	(495)	(318)
Net periodic benefit cost	$902	$798	$2,524	$2,383

Employer contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $0.9 million in the three months ended March 31, 2006 and 2005, and contributions of $2.5 million and $2.1 million in the nine months ended March 31, 2006 and 2005, respectively. We plan to make additional payments estimated to total $0.8 million through June 30, 2006.

Note 6 — Goodwill & Intangible Assets.

The increases in goodwill and intangible assets outlined below for the nine months ended March 31, 2006 are principally attributable to the business combination during the first quarter. See Note 2 for further details regarding the business combination. The company performs its impairment tests in the fourth quarter of the company’s fiscal year, based on closing balances in the third quarter.

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	Asia-Pacific/ Latin America	All Other Segments	Total
Balance as of June 30, 2005	$16,790	$1,449	$77	$—	$—	$2,358	$1,214	$21,888
Goodwill acquired during the year	143,458	40,034	16,070	52,157	37,215	666	—	289,600
Translation Adjustment	(2,464)	(804)	(319)	(1,047)	(747)	39	—	(5,342)
Balance as of March 31, 2006	$157,784	$40,679	$15,828	$51,110	$36,468	$3,063	$1,214	$306,146

The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2006:

	Pension	Trademark & trade name	Customer related intangible	Core/ developed technology	Non-compete agreements	Total
Balance as of June 30, 2005	$608	$—	$84	$—	$84	$776
Intangible assets acquired during the year	28	108,000	60,600	17,582	—	186,210
Amortization expense	—	—	(3,439)	(2,381)	(52)	(5,872)
Translation adjustment	20	(1,918)	(1,028)	(262)	—	(3,188)
Balance as of March 31, 2006	$656	$106,082	$56,217	$14,939	$32	$177,926

The following table reflects the carrying value of intangible assets at March 31, 2006 and June 30, 2005:

	March 31, 2006		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets and intangible pension asset:
Trademark & trade name	$106,082	$—	$—	$—
Customer related intangibles	60,570	4,353	1,126	1,042
Core/developed technology	17,320	2,381	—	—
Non-compete	672	640	672	588
Intangible pension asset	656	—	608	—
Total intangible assets and intangible pension asset	$185,300	$7,374	$2,406	$1,630

A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles, core/developed technology and the intangible pension asset reflects foreign currency translation adjustments between June 30, 2005 and March 31, 2006. These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at March 31, 2006, was 9.9 years. Estimated amortization expense for the remainder of 2006 and thereafter is as follows:

Fiscal year ending June 30:	Amount
2006	$2,125
2007	8,445
2008	8,398
2009	8,398
2010	8,398
Thereafter	35,423
Total estimated amortization expense	$71,187

Note 7 — Earnings Per Share.

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the three and nine months ended March 31, 2006 and 2005. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method over the same measurement period. The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Income from continuing operations	$29,336	$14,340	$60,403	$39,146
Discontinued operations	1,045	748	1,062	756
Net income	$30,381	$15,088	$61,465	$39,902

Weighted average outstanding shares of common stock	42,234	32,647	41,074	32,507
Dilutive effect of employee stock options and employee stock purchase plan shares	232	289	267	307

Common stock and stock equivalents	42,466	32,936	41,341	32,814

Basic earnings per share:
Income from continuing operations	$0.69	$0.44	$1.47	$1.20
Discontinued operations	0.02	0.02	0.03	0.02
Net income	$0.71	$0.46	$1.50	$1.22

Diluted earnings per share:
Income from continuing operations	$0.69	$0.44	$1.46	$1.19
Discontinued operations	0.02	0.02	0.03	0.02
Net income	$0.71	$0.46	$1.49	$1.21

Note 8 — Variable Interest Entities.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was later revised in December 2003 (FIN 46(R)) and became effective March 31, 2004 for the company. FIN 46(R) expands existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities, and activities of another entity. In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary. The primary beneficiary is defined as the company that will absorb a majority of the VIE’s expected losses or residual returns if they occur.

We have evaluated under FIN 46(R) our consolidated subsidiaries and believe that our accounting and disclosure is in compliance with the pronouncement. Therefore, the adoption of FIN 46(R) had no effect on the company.

The company’s Investment in affiliates has historically consisted of investments in three entities:  WWLLP, Watson Wyatt (Europe) Limited (WWHE) and Professional Consultants Insurance Company, Inc. (PCIC). Our investment in each of which was accounted for under the equity method. As a result of our business combination the company owns substantially all of the operations of WWLLP and WWHE through our Watson Wyatt Limited subsidiary, effective July 31, 2005. For the nine months ended March 31, 2006 the company has accounted for its share of earnings from WWLLP and WWHE for the month of July 2005 under the equity method and has consolidated results from Watson Wyatt Limited for the months of August 2005 through March 2006.

As of March 31, 2006, our Investment in affiliate consists solely of an equity investment in PCIC, which will continue to be accounted for under the equity method. The company evaluated this investment based on FIN 46(R)’s criteria in order to determine the applicability of FIN 46(R). Since the company is not obligated to absorb a majority of expected losses or residual returns in this entity, the company is not required to consolidate this entity.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont. PCIC provides professional liability insurance on a claims-made basis to Watson Wyatt and two other actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders. The company currently owns 34.15 percent of PCIC. Capital contributions to PCIC are required when approved by a majority of its stockholders. Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in PCIC of $9.1 million, combined with letters of credit totaling $8.0 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $17.1 million.

Note 9 — Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and changes in the cumulative translation adjustment gain or loss. For the three months ended March 31, 2006, comprehensive income totaled $34.0 million, compared with $14.0 million for the three months ended March 31, 2005. For the nine months ended March 31, 2006, comprehensive income totaled $53.0 million, compared with $42.7 million for the nine months ended March 31, 2005.

Note 10 — Revision in the Classification of Certain Securities.

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

At March 31, 2006 and June 30, 2005, the company had no auction rate securities compared to $20.0 million at June 30, 2004. At the end of the third quarter fiscal year 2005, the company revised the Consolidated Statements of Cash Flows to reflect the gross purchases of $469.4 million and sales and maturities of these securities of $489.4 million as cash flows from/used in investing activities, rather than as a component of cash and cash equivalents. This change in classification did not affect cash flows from operations or financing activities in the company’s previously reported Consolidated Statements of Cash Flows. This change in classification did not affect the company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any period presented.

Note 11 — Restricted Shares.

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

In conjunction with our business combination of WWLLP on July 31, 2005, we issued 9,090,571 Class A shares, 4,749,797 of which are subject to sale restrictions. Sale restrictions on 2,339,761 shares will expire on the first anniversary and the sale restrictions on the 2,410,036 shares will expire on the second anniversary of the business combination. The payment of up to an additional 1,950,000 Class A shares to WWLLP after June 30, 2007 is contingent upon achievement by the acquired business of certain agreed upon financial performance goals. Sale of these shares, if issued, will be restricted until the fourth anniversary of the business combination. See Note 2 of this report for further information regarding the business combination of WWLLP.

Note 12 — Guarantees.

The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business. The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Business combination. On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of WWLLP, the company’s long-time alliance partner. The company entered into indemnity arrangements with WWLLP relating to the business combination and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the business combination. In the business combination agreement, Watson Wyatt Limited, the company’s principal U.K. subsidiary, has agreed to indemnify WWLLP against liabilities arising with respect to certain liabilities assumed in the business combination by Watson Wyatt Limited and also with respect to certain tax liabilities.

As part of the original alliance arrangements in 1995, the company sold its then-existing businesses in the U.K. and Europe to the predecessor of WWLLP or its subsidiaries. The company agreed to indemnify the buyers against liabilities arising with respect to prior acts or omissions of the businesses transferred. Furthermore, the company agreed to indemnify WWLLP against liabilities arising with respect to acts or omissions of the company and its subsidiaries during the alliance arrangements. These indemnities will continue following the business combination.

The company is unable to estimate an amount of any potential future payments under these arrangements because the occurrence of any of the events to which the indemnities apply is entirely speculative and the amount of any payment would depend upon the nature of the event triggering such indemnity. Management believes that any potential payment under such indemnities should decline with the passage of time. The company has insurance to cover liabilities arising from acts or omissions by the company and its subsidiaries, and such insurance may cover some or all of its indemnity obligations relating to prior acts or omissions. Except for such insurance, there are no provisions for recourse to third parties, nor are any assets held by any third parties that the company as indemnitor can liquidate to recover amounts paid under such indemnities.

In connection with our business combination, the payment of an additional 1,950,000 shares of the company’s common stock to WWLLP after June 30, 2007 is contingent upon the achievement by the acquired business of agreed-upon financial performance goals. The value of all the contingent common stock was $64.3 million based on the NYSE closing price on April 28, 2006. The contingent common stock is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Under the business combination agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of March 31, 2006.

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

Wellspring Leases. We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998. At March 31, 2006, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $6.6 million, excluding anticipated future sublease income. See Note 14 for more information regarding our obligation to guarantee Wellspring’s leases.

Note 13 — Contingent Liabilities.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. We have received subpoenas and requests for information in connection with government investigations. The matters reported on below involve requests for information in connection with government investigations and the most significant pending or potential claims against us.

We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Management, based on currently available information, has established appropriate reserves for the matters below and believes that the results of all pending claims will not have a material adverse affect on the company.

Government Investigations:

New York State Attorney General. On December 17, 2004, the New York State Attorney General issued a subpoena to Watson Wyatt seeking information about “override” and other insurance placement compensation.  Preliminary data indicate that such payments accounted for less than 0.2 percent of Watson Wyatt’s revenue over the four year period preceding the Attorney General’s inquiry. Watson Wyatt has provided information to the New York State Attorney General’s office in response to the subpoena in January 2005. We have received no further inquiries from the New York State Attorney General since responding.

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

Professional Liability Claims:

Iron Workers Local 25 et al. v. Watson Wyatt & Co. On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan. The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting. The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work. In response to a discovery request, in January 2005 the plaintiffs disclosed that their minimum damage claim is $53.7 million. Discovery is continuing, and plaintiff’s expert witnesses include allegations of gross negligence and damage estimates of $100 million. Watson Wyatt’s expert witnesses dispute the allegations of negligence and purported damages.

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

Client Demand Letter. On  February 8, 2005, we received a demand letter from counsel for a client alleging failure to ensure that the method for performing certain benefit calculations under the pension administration system developed by Watson Wyatt for the client was consistent with the method required under the client’s pension equity plan and the summary plan description. The matter has been settled.

Client Demand Letter (Canada). On December 22, 2005, Watson Wyatt Canada received a demand letter from counsel representing a former client demanding C$20 million (approximately $18 million) for losses alleged to be attributable to Watson Wyatt’s investment consulting advice. We are evaluating the claim, and engaging in initial discussions with the client’s counsel.

Note 14 — Discontinued Operations.

As discussed in Note 12, the company continues to guarantee three leases for office premises for Wellspring. In accordance with the contractual arrangements pursuant to which Watson Wyatt divested its interest in Wellspring, Watson Wyatt agreed to share with State Street either costs or benefits arising from these facilities leased by Wellspring. Since one of the three Wellspring leases is currently sub-leased at rates in excess of the lease rate, the company is contractually entitled to a share of the benefit of the excess cash flow from the sub-leases. Through the first nine months of fiscal year 2006, the company received sublease income of approximately $27,000, net of taxes, in excess of lease payments related to this business. Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of less than $100,000 per fiscal year. The company’s current assessment is that the positive cash flow from the sub-leases will continue until they expire in December 2006. The company has no direct cash obligation to Wellspring in the sense that its obligation is contingent upon the remaining space being vacated.

During the third quarter of fiscal years 2005 and 2006, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring. The evaluations included an analysis of occupancy rates of Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases. As a result of the analysis performed, the company reduced its accrual during fiscal year 2005 by $1.25 million, less the associated income tax expenses. In the third quarter of fiscal year 2006 we eliminated the remaining liability of $1.75 million, less associated income tax expenses, based on our analysis and the limited duration of the remaining lease obligations. The current term of the leases for which the company was estimating an accrual for future obligations will begin to expire in August 2006, with the final lease ending in November 2007. The company believes that given the limited duration of the leases and the expected occupancy rates of Wellspring, the probability of payments being required under the lease guarantee is remote. The adjustments are reflected in the Consolidated Statements of Operations for the three and nine months ended March 31, 2006 and 2005 in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”

Note 15 — Recent Accounting Pronouncements.

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

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of SFAS 123. The company implemented SFAS 123(R) during the first quarter of fiscal year 2006 under the modified prospective method. As a result, during the first nine months of fiscal year 2006, compensation expense totaling $0.3 million related to the outstanding stock options as of July 1, 2005 has been recognized based on the fair values of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of SFAS 123, less adjustments for forfeitures. The adoption of SFAS 123(R) has not had a material impact on the financial condition or results of operations for the company.

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a provision that allows a one-time election to exclude up to 85 percent of its foreign unrepatriated earnings. The company has determined there would be no tax benefit from repatriating its foreign earnings under the provision set forth in the AJCA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Watson Wyatt Worldwide, Inc., including its subsidiaries, is a global consulting firm focusing on providing human capital and financial management consulting services. We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering value-added consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management. We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals. Our target market clients include those companies in the Fortune 1000, Pension & Investments (P&I) 1000, the FTSE 100, and locally-defined equivalent organizations.

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

General

On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of WWLLP (See Note 2 for additional information regarding the company’s business combination of WWLLP). Prior to this date, the company and WWLLP jointly offered services under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals through an alliance established in 1995. As of March 31, 2006 the combined company maintains 93 offices in 30 countries and employs 6,000 associates as follows:

Benefits Group	2,330
Technology and Administration Solutions Group	720
Human Capital Group	410
Insurance & Financial Services Group	330
Investment Consulting Group	270
International — Comprising Asia Pacific and Latin America	830
All Other Segments	550
Corporate	560
Total	6,000

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

•                  Investment consulting services to pension plans and foundations

•                  Governance and regulatory issues

•                  Asset allocation strategies

•                  Investment structure analysis, selection and evaluation of managers, and performance monitoring

International — Comprising Asia Pacific and Latin America Operations

Outside of North America and Europe, our consultants, working in Asia Pacific and Latin America, operate on a geographic basis from 25 offices in 16 countries and provide consulting services in the practice areas described above.

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

Executive Overview

Watson Wyatt is a global consulting firm focusing on providing human capital and financial management consulting services. We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Insurance & Financial Services, and Investment Consulting operating from 93 offices in 30 countries throughout North America, Europe, Asia Pacific and Latin America. We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group — The Benefits Group, accounting for 55 percent of our total third quarter 2006 revenues, is the foundation of our business. Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships. Our corporate client retention rate within our target market remains very high.

Technology and Administration Solutions Group — Our Technology and Administration Solutions  Group, accounting for 10 percent of our total third quarter fiscal year 2006 revenues, provides information technology services to our customers.

Human Capital Group — Our Human Capital Group, accounting for 8 percent of our total third quarter fiscal year 2006 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.

Insurance & Financial Services Group — Our Insurance & Financial Services Group accounts for 8 percent of our total third quarter fiscal year 2006 revenues. This business is characterized by ongoing relationships with our clients who will typically use our skills on a number of different projects.

Investment Consulting Group — Our Investment Consulting Group, accounts for 6 percent of our total third quarter fiscal year 2006 revenues. This business, although relationship based, can be impacted by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.

In the short term, our revenues are affected by many factors including the general state of the global economy and the resulting level of discretionary spending by our clients, the ability of our consultants to attract new clients or cross-sell to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices.

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

In the long term, we believe that compensation and benefits spending will continue to be one of the largest components of corporate spending around the world. We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into business opportunities for us. We believe that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions. We also forsee tremendous opportunities for growth as we expand our insurance and financial services in North America. We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique combination of benefits and human capital consulting, financial management and strategic technology and administration solutions.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The unaudited financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2006 (March 31, 2006) and as of the end of fiscal year 2005 (June 30, 2005), Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2006 and 2005, Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2006 and 2005 and a Consolidated Statement of Changes in Stockholders’ Equity for the nine-month period ended March 31, 2006.

The company’s acquisition of substantially all of the assets and assumption of most liabilities of WWLLP was completed July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations through Watson Wyatt Limited beginning August 1, 2005. Prior to July 31, 2005, or for one month of the first quarter, the company recorded its share of the results of WWLLP and WWHE using the equity method of accounting. This income is reflected in the “Income from affiliates” line on our income statement. Our share of the results of our affiliated captive insurance company, PCIC, continues to be recorded using the equity method of accounting, and is also reflected in the “Income from affiliates” line.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue. For the third quarter of fiscal year 2006, U.S. Consulting operations comprised approximately 50 percent of consolidated revenue. Before and after the business combination, no single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers on behalf of the company for recruiting, independent contractors, local marketing and other services. Also included in this category are expenses related to independent contractors, printing, graphics, duplicating and postage that are incurred on behalf of our clients and are reimbursed by them, with such reimbursements being included in revenue (reimbursable expenses). For the three most recent fiscal years, approximately 60 to 70 percent of professional and subcontracted services have been reimbursable expenses compared to approximately 47 percent in the third quarter of fiscal year 2006.

Occupancy, communications and other expenses represent expenses for rent, utilities, supplies and telephone to operate office locations as well as non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.

General and administrative expenses include the operational costs, professional fees and insurance paid by corporate management, legal, marketing, human resources, finance, research and technology support.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions and Incurred But Not Reported claims. The critical accounting policies discussed below involves making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results from operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption and different estimates that we could have used or changes in the estimate that are reasonably likely to occur may have a material impact on our financial statements and results of operations.

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

Revenue for fixed-fee arrangements, which span multiple months, is based upon the percentage of completion method. The company typically has three types of fixed-fee arrangements:  annual recurring projects, projects of a short duration, and non-recurring system projects. Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff generally are able to identify, as the project status is reviewed and bills are prepared monthly, the rare occasion when cost overruns could lead to the recording of an unexpected loss accrual.

Our non-recurring system projects are typically found in our Technology and Administration Solutions Group. They tend to be more complex projects that are longer in duration and subject to more changes in scope as the project progresses than projects undertaken in other segments. We evaluate at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current status is accounted for properly. Contracts are written such that, in the unexpected event that the client terminates a contract, the company is entitled to payment for services performed through termination.

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves significant judgment. As a global company, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making significant judgments regarding the future recoverability of deferred tax assets. The company does not provide deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely as asserted under APB 23. Due to the availability of foreign tax credits, it is not practicable to estimate the company’s income tax liability that might be payable if such earnings were not reinvested indefinitely, however, deferred taxes are provided for earnings of foreign subsidiaries which the company plans to remit. Tax costs can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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

As a result of the business combination described in Note 2, we have included the defined benefit pension plan disclosures for our recently combined U.K. operations. The disclosures for this plan, along with our historical U.K. plan, are shown separately because the amounts are significant relative to all plans and the assumptions used in the plan are significantly different than those used in all other plans. Under our newly acquired plan in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the plan is July 31.

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

The expected long-term rate of return on assets assumption remained at 9.00 percent per annum for the past three fiscal years. The rate of return was lowered in fiscal year 2003 to 9.00 percent from 10.00 percent at the end of fiscal year 2002. Selection of the return assumption at 9.00 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments. The investment makeup is heavily weighted towards equities. The return on assets through the first nine months of fiscal year 2006 has been 8.7 percent, compared to a return of 4.8 percent in the first nine months of fiscal year 2005.

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

The expected long-term rate of return on assets assumption was reduced slightly from April 30, 2005 to July 31, 2005 and was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds. The return on assets through the first eight months of fiscal year 2006 has been 9.8 percent.

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

Results of Operations

The table below sets forth our Consolidated Statements of Operations data for continuing operations for the periods indicated:

Consolidated Statements of Operations
(in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,
			%			%
	2006	2005	Change	2006	2005	Change
	(Unaudited)			(Unaudited)

Revenue	$343,072	$187,560	82.9%	$924,722	$538,800	71.6%

Costs of providing services:
Salaries and employee benefits	191,582	101,730	88.3	514,339	294,000	74.9
Professional and subcontracted services	17,884	13,795	29.6	56,490	37,318	51.4
Occupancy, communications and other	41,689	27,110	53.8	118,229	79,111	49.4
General and administrative expenses	39,300	18,764	109.4	107,895	55,133	95.7
Depreciation and amortization	11,510	5,161	123.0	32,319	14,654	120.5
	301,965	166,560		829,272	480,216

Income from operations	41,107	21,000		95,450	58,584

Income from affiliates	310	889	(65.1)	1,732	5,819	(70.2)
Interest income	1,047	761	37.6	2,344	1,914	22.5
Interest expense	(1,344)	(144)	833.3	(3,703)	(435)	751.3
Other non-operating income (loss)	44	(1,181)	103.7	(2,106)	(1,209)	(74.2)

Income from continuing operations before income taxes	41,164	21,325		93,717	64,673

Provision for income taxes	11,828	6,985	69.3	33,314	25,527	30.5

Income from continuing operations	$29,336	$14,340	104.6%	$60,403	$39,146	54.3%

Three and Nine Months Ended March 31, 2006 Compared to the Three and Nine Months Ended March 31, 2005

As a result of the August 1, 2005 effective date of our business combination of WWLLP, the three months ended March 31, 2006 includes the consolidated operating results of Watson Wyatt Limited, whereas the operating results for the three months ended March 31, 2005 do not include comparative consolidated operating results. The nine months ended March 31, 2006 includes the consolidated operating results of Watson Wyatt Limited for the months of August 2005 through March 2006, whereas the operating results for the nine months ended March 31, 2005 do not include comparative consolidated results. The analysis below highlights the changes between the Consolidated Statements of Operations for the three and nine months ended March 31, 2006 and 2005 and segregates the effects of the business combination from the company’s results without the impact of Watson Wyatt Limited’s consolidated results (the historical company).

Revenue.

Revenue from operations for the third quarter of fiscal year 2006 was $343.1 million, an increase of $155.5 million, or 83 percent, from $187.6 million in the prior period. Of the increase, $143.5 million is attributable to the business combination. The remaining increase of $12.0 million relates to the historical company.

•                  The Benefits Group increased revenues $8.5 million, or 8 percent over prior-year third quarter revenues, related to increased demand from existing clients around plan design and administration as well as revenues from new clients.

•                  Revenue from our Technology and Administration Solutions Group increased $2.1 million or 12 percent as compared to prior-year third quarter revenues, largely due to a number of projects which went into service during the quarter and for which the company was able to begin recognizing revenues. In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.

•                  Revenue from our Human Capital Group increased $3.2 million during the third quarter of fiscal year 2006, primarily due to the $3.0 million reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.

•                  Revenue from our Insurance and Financial Services Group was $27.8 million during the third quarter of fiscal year 2006. There is no prior year comparable figure as this segment was aquired through the business combination.

•                  Revenue from our Investment Consulting practice was up $1.2 million or 23 percent due to an increase in pension funding and asset performance consulting.

•                  Our International segment, comprising Asia-Pacific and Latin America, finished the quarter with revenue growth of $1.6 million or 7 percent. Revenue growth excluding the New Zealand divestiture in the first quarter of fiscal year 2006 was 13% due primarily to strong demand in Australia, Korea, Mexico, and Brazil.

Revenue from operations for the first nine months of fiscal year 2006 was $924.7 million, an increase of $385.9 million, or 72 percent, from $538.8 million in the prior period. Of the increase, $343.7 million is attributable to the business combination. The remaining increase of $42.2 million relates to the historical company.

•                  The Benefits Group increased revenues $28.6 million, or 9 percent during the first nine months of fiscal year 2006 revenues, related to new client wins that occurred in the prior year and increasing demand for plan design work.

•                  Revenue from our Technology and Administration Solutions Group increased $2.4 million as compared to the first nine months of fiscal year 2005, largely due to a number of projects which went into service during the nine months and for which the company was able to begin recognizing revenues. In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.

•                  Revenue from our Human Capital Group increased $12.5 million partially due to the $9.5 million reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.

•                  Revenue from our Investment Consulting practice was up $2.7 million or 20 percent due to an increase in pension funding and asset performance consulting.

•                  Our International segment, comprising Asia Pacific and Latin America, had revenue growth of $2.8 million or 4 percent during the first nine months of fiscal 2006.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the third quarter of fiscal year 2006 were $191.6 million compared to $101.7 million for the third quarter of fiscal year 2005, an increase of $89.9 million or 88 percent. The increase was mainly due to additional salary and benefit expenses of $79.7 million related to the business combination. The increase in the historical company was due to higher salaries of $7.6 million, increased pension costs of $3.1 million, a higher accrual for discretionary compensation of $1.7 million and higher other benefits of $1.0 million, partially offset by the increased capitalization of time spent customizing in-house administration systems of $3.3 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits increased to 55.8 percent from 54.2 percent.

Salaries and employee benefit expenses for the first nine months of fiscal year 2006 were $514.3 million compared to $294.0 million for the first nine months of fiscal year 2005, an increase of $220.3 million or 75 percent. The increase was mainly due to additional salary and benefit expenses of $198.8 million related to the business combination. The increase in the historical company was due to higher salaries of $16.2 million, increased pension costs of $9.3 million, a higher accrual for discretionary compensation of $5.1 million and higher other benefits of $3.1 million including profit sharing and the re-instatement of the 401(k) match, partially offset by the increased capitalization of time spent customizing in-house administration systems of $12.5 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits increased to 55.6 percent from 54.6 percent.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the third quarter of fiscal year 2006 were $17.9 million, compared to $13.8 million for the third quarter of fiscal year 2005, an increase of $4.1 million or 30 percent. The increase was partially due to additional professional and subcontracted service expenses of $2.7 million related to the business combination. The increase in the historical company was attributable to $1.1 million higher reimbursable expenses incurred on behalf of clients as well as a $0.2 million increase in legal expense. As a percentage of revenue, professional and subcontracted services decreased from 7.4 percent to 5.2 percent.

Professional and subcontracted services used in consulting operations for the first nine months of fiscal year 2006 were $56.5 million, compared to $37.3 million for the first nine months of fiscal year 2005, an increase of $19.2 million or 51 percent. The increase was mainly due to additional professional and subcontracted service expenses of $8.7 million related to the business combination. The increase in the historical company was attributable to $7.1 million higher reimbursable expenses incurred on behalf of clients as well as $3.4 million of legal expense. As a percentage of revenue, professional and subcontracted services decreased from 6.9 percent to 6.1 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the third quarter of fiscal year 2006 were $41.7 million compared to $27.1 million for the third quarter of fiscal year 2005, an increase of $14.6 million or 54 percent. The increase is mainly due to additional occupancy, communication and other expenses of $13.9 million related to the business combination. The increase of $0.6 million associated with the historical company was principally attributable to miscellaneous expenses such as travel, dues and entertainment, and effects of foreign exchange, offset by a decrease in rent expense. As a percentage of revenue, occupancy, communications and other decreased from 14.5 percent to 12.2 percent.

Occupancy, communications and other expenses for the first nine months of fiscal year 2006 were $118.2 million compared to $79.1 million for the first nine months of fiscal year 2005, an increase of $39.1 million or 49 percent. The increase was mainly due to additional occupancy, communication, and other expenses of $34.8 million related to the business combination. The increase of $4.3 million associated with the historical company was principally attributable to miscellaneous expenses such as travel, repairs and maintenance, dues and entertainment, foreign exchange, and general office expenses, offset by decreases in equipment rental, rent expenses, telephone and publications. As a percentage of revenue, occupancy, communications and other decreased from 14.7 percent to 12.8 percent.

General and Administrative Expenses.

General and administrative expenses for the third quarter of fiscal year 2006 were $39.3 million, compared to $18.8 million for the third quarter of fiscal year 2005, an increase of $20.5 million or 109 percent. The increase is mainly due to additional general and administrative expenses of $19.2 million related to the business combination. The increase of $1.3 million in the historical company is mainly due to increased salaries and benefits of $1.0 million, an increase in travel, insurance, and telephone expenses of $0.6 million offset by decreased rent expense of $0.3 million. As a percentage of revenue, general and administrative expense increased from 10.0 percent to 11.4 percent.

General and administrative expenses for the first nine months of fiscal year 2006 were $107.9 million, compared to $55.1 million for the first nine months of fiscal year 2005, an increase of $52.8 million or 96 percent. The increase is mainly due to additional general and administrative expenses of $51.0 million related to the business combination. The increase of $1.8 million in the historical company is mainly due to higher salaries and benefits of $2.7 million and higher travel and insurance expense of $0.6 million offset by a decrease in rent and publication costs of $0.7 million and a decrease in general office expenses of $0.8 million. As a percentage of revenue, general and administrative expense increased from 10.2 percent to 11.7 percent.

Depreciation and Amortization.

Depreciation and amortization for the third quarter of fiscal year 2006 was $11.5 million, compared to $5.2 million for the third quarter of fiscal year 2005, an increase of $6.3 million or 121 percent. The increase is due to additional depreciation and amortization expense of $4.0 million related to the business combination, which includes $2.1 million in amortization of intangible assets established in conjunction with the business combination, and a $2.3 million increase in the historical company expense due to depreciation of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group. As a percentage of revenue, depreciation and amortization increased from 2.8 percent to 3.4 percent.

Depreciation and amortization for the first nine months of fiscal year 2006 was $32.3 million, compared to $14.7 million for the first nine months of fiscal year 2005, an increase of $17.6 million or 120 percent. The increase is due to additional depreciation and amortization expense of $11.2 million related to the business combination and a $6.4 million increase in the historical company expense due to depreciation of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group. As a percentage of revenue, depreciation and amortization increased from 2.7 percent to 3.5 percent.

Income From Affiliates.

Income from affiliates for the third quarter of fiscal year 2006 was $0.3 million, compared to $0.9 million for the third quarter of fiscal year 2005, a decrease of $0.6 million. Income from affiliates for the first nine months of fiscal year 2006 was $1.7 million, compared to $5.8 million for the first nine months of fiscal year 2005, a decrease of $4.1 million. The decrease in both periods was due to the absence of income from affiliates related to the business combination in the first quarter of fiscal year 2006.

Interest Income.

Interest income for the third quarter of fiscal year 2006 was $1.0 million, compared to interest income of $0.8 million for the third quarter of fiscal year 2005. Interest income for the first nine months of fiscal year 2006 was $2.3 million, compared to $1.9 million for the first nine months of fiscal year 2005, an increase of $0.4 million. The increase relates to higher returns on the investment of cash balances caused by rising short-term interest rates.

Interest Expense.

Interest expense for the third quarter of fiscal year 2006 was $1.3 million, compared to $0.1 million for the third quarter of fiscal year 2005. Interest expense for the first nine months of fiscal year 2006 was $3.7 million, compared to $0.4 million for the first nine months of fiscal year 2005, an increase of $3.3 million. The increase in both periods was due to debt incurred as a result of the business combination.

Other Non-Operating Loss.

Other non-operating loss for the first nine months of fiscal year 2006 includes a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination, partially offset by a $1.4 million gain recognized by the company on the sale of its New Zealand operations.

Provision for Income Taxes.

Provision for income taxes for the first nine months of fiscal year 2006 was $33.3 million, compared to $25.5 million for the first nine months of fiscal year 2005. Our effective tax rate was 35.5 percent for the first nine months of fiscal year 2006 and 39.5 percent for the first nine months of fiscal year 2005. The tax rate decrease is due to the geographic mix of income and reductions in tax reserves due to the expiration of certain statutes of limitations. The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent  business combination. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the third quarter of fiscal year 2006 was $29.3 million, compared to $14.3 million for the third quarter of fiscal year 2005. As a percentage of revenue, income from continuing operations increased from 7.6 percent to 8.6 percent. Income from continuing operations for the first nine months of fiscal year 2006 was $60.4 million, compared to $39.1 million for the first nine months of fiscal year 2005. As a percentage of revenue, income from continuing operations decreased from 7.3 percent to 6.5 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the third quarter of fiscal year 2006 was $0.69, compared to $0.44 for the third quarter of fiscal year 2005. Diluted earnings per share, income from continuing operations for the first nine months of fiscal year 2006 was $1.46, compared to  $1.19 for the first nine months of fiscal year 2005.

Discontinued Operations.

The company received sublease income through the first nine months of fiscal year 2006 of approximately $27,000, net of taxes, in excess of lease payments related to Wellspring, compared to $17,000, net of taxes, in the prior period.

Also, discontinued operations for the third quarter of fiscal years 2006 and 2005 reflect the reduction of the company’s accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.75 million and $1.25 million, respectively, less the associated income tax expenses. See Note 14 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Pro Forma Analysis

For a more meaningful comparison of financial results, the following table presents the company’s unaudited financial results for the three months ended March 31, 2006 and the unaudited pro forma results for the nine months ended March 31, 2006 compared with the unaudited pro forma results for the three and nine months ended March 31, 2005 as if the combination and consolidation had occurred at the beginning of each period.

In our opinion, information for the nine months ended March 31, 2006 and the pro forma results for the nine months ended March 31, 2005 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the combination actually taken place as of the dates specified, or that may be expected to occur in the future.

Pro-Forma Combined Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,			Nine Months Ended March 31,
			%			%
	2006	2005	Change	2006	2005	Change
	(Unaudited)			(Unaudited)

Revenue	$343,072	$306,661	11.9%	$961,641	$891,233	7.9%

Costs of providing services:
Salaries and employee benefits	191,582	176,762	8.4	538,379	505,098	6.6
Professional and subcontracted services	17,884	17,804	0.4	57,681	50,340	14.6
Occupancy, communications and other	41,689	39,618	5.2	121,420	114,442	6.1
General and administrative expenses	39,300	35,934	9.4	114,493	109,808	4.3
Depreciation and amortization	11,510	10,081	14.2	33,744	28,646	17.8
	301,965	280,199	7.8	865,717	808,334	7.1

Income from operations	41,107	26,462	55.3	95,924	82,899	15.7

Income (loss) from affiliates	310	(1,306)	123.7	1,244	(261)	576.6
Interest expense, net	(297)	(865)	(65.7)	(1,772)	(2,519)	(29.7)
Other non-operating income (loss)	44	(1,198)	103.7	1,496	(1,226)	222.0

Income from continuing operations before income taxes	41,164	23,093	78.3	96,892	78,893	22.8

Provision for income taxes	11,828	8,263	43.1	34,610	27,989	23.7

Income from continuing operations	$29,336	$14,830	97.8%	$62,282	$50,904	22.4%

Basic earnings per share:	$0.69	$0.36		$1.52	$1.22
Diluted earnings per share:	$0.69	$0.35		$1.51	$1.21

Weighted average shares of common stock, basic (000)	42,234	41,737		41,074	41,597
Weighted average shares of common stock, diluted (000)	42,466	42,026		41,341	41,904

Pro Forma Three and Nine Months Ended March 31, 2006 Compared to the Three and Nine Months Ended March 31, 2005

  Revenue

Pro forma revenue for the third quarter of fiscal year 2006 was $343.1 million, an increase of 12 percent or $36.4 million from $306.7 million in the prior period.

•                  The Benefits Group increased revenue $21.1 million or 13 percent during the third quarter of fiscal year 2006, primarily due to the impact of regulatory changes in the U.K., some of which impacted our clients later than expected. The Group also benefited from new client wins that occurred in the prior year and increasing demand for plan design work.

•                  Revenue from our Technology and Administration Solutions Group increased $3.7 million or 12 percent as compared to prior-year pro forma third quarter revenues, largely due to the projects which went into service during the quarter and for which the company was able to begin recognizing revenues as well as continued growth of the European administration operations. As of March 31, 2006, the company had 44 projects in implementation and 39 in the service delivery phase, for a total of 83 projects.  This compares to 51 projects in implementation and 25 in the service delivery phase, or 76 total projects, as of December 31, 2005. In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.

•                  Revenue from our Human Capital Group increased $4.8 million or 21 percent during the third quarter of fiscal year 2006, partially due to the reclassification of Watson Wyatt Data Services  (WWDS) revenues, as well as continuing demand for executive compensation consulting. Excluding the reclassification of WWDS, revenue grew 8%.

•                  Revenue from our Insurance & Financial Services Group was up $4.2 million or 18 percent, due to continuing work around legislative changes and expansion of our operations in Amsterdam.

•                  Revenue from our Investment Consulting Group was up $2.8 million or 15 percent due to an increase in demand for investment strategy and fund manager selection services.

•                  Our International segment, comprising Asia-Pacific and Latin America, finished the quarter with revenue growth of $1.6 million or 7 percent. Results were strong in Australia and were partially offset by the company’s divestiture from New Zealand in the first quarter of fiscal year 2006.

Pro forma revenue for the first nine months of fiscal year 2006 was $961.6 million, an increase of 8 percent or $70.4 million from $891.2 million in the prior period.

•                  The Benefits Group increased revenue $40.0 million or 9 percent during the first nine months of fiscal year 2006, primarily due to the impact of regulatory changes in the U.K., some of which impacted our clients later than expected. The Group also benefited from new client wins that occurred in the prior year and increasing demand for plan design work.

•                  Revenue from our Technology and Administration Solutions Group increased $4.6 million or 5 percent as compared to prior-year pro forma revenues for the first nine months, largely due to a number of projects which went into service during the period and for which the company was able to begin recognizing revenues as well as continued growth of the European administration operations. As of March 31, 2006, the company had 44 projects in implementation and 39 in the service delivery phase, for a total of 83 projects.  This compares to 16 projects in implementation and 7 in the service delivery phase, or 23 total projects, as of March 31, 2005. In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), revenue for certain contracts for which the company provides a hosting arrangement is recognized over the hosting period.

•                  Revenue from our Human Capital Group increased $12.7 million or 19 percent during the first nine months of fiscal year 2006, partially due to the reclassification of Watson Wyatt Data Services revenues, as well as continuing demand for executive compensation consulting.

•                  Revenue from our Insurance & Financial Services Group was up $8.1 million or 14 percent, due to continuing work around legislative changes and expansion of our operations in Amsterdam.

•                  Revenue from our Investment Consulting Group was up $4.9 million or 10 percent due to an increase in demand for investment strategy and fund manager selection services.

•                  Our International segment, comprising Asia-Pacific and Latin America, had revenue growth of $2.7 million or 4 percent during the first nine months of fiscal year 2006, reflecting growth in Australia, Taiwan and China offset in part by the divestiture of our New Zealand business in the first quarter of fiscal year 2006.

  Salaries and Employee Benefits.

Salaries and employee benefit expenses for the third quarter of fiscal year 2006 were $191.6 million, compared to $176.8 million for the third quarter of fiscal year 2005, an increase of $14.8 million or 8 percent. The increase was mainly due to higher salaries of $8.3 million, increased pension and post-retirement costs of $3.0 million, a higher accrual for discretionary compensation of $6.2 million, partially offset by a decrease for the capitalization of time spent customizing in-house administration systems of $3.3 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits decreased from 57.6 percent to 55.8 percent.

Salaries and employee benefit expenses for the first nine months of fiscal year 2006 were $538.4 million, compared to $505.1 million for the first nine months of fiscal year 2005, an increase of $33.3 million or 7 percent.  The increase was mainly due to higher salaries of $21.7 million, a higher accrual for discretionary compensation of $12.5 million, increased pension and post-retirement costs of $4.6 million, and increased other benefits of $3.4 million, partially offset by the capitalization of time spent customizing in-house administration systems of $12.5 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits decreased from 57.0 percent to 56.0 percent.

  Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations were at $17.9 million for the third quarter of fiscal year 2006 and $17.8 million for the third quarter of fiscal year 2005. Professional and subcontracted services used in consulting operations for the first nine months of fiscal year 2006 were $57.7 million, compared to $50.3 million for the first nine months of fiscal year 2005, an increase of $7.4 million or 15 percent. As a percentage of year to date revenue, professional and subcontracted services increased from 5.6 percent to 6.0 percent. For both periods the increase is principally attributable to higher reimbursable expenses incurred on behalf of clients, as well as increased recruiting fees and temporary staff.

  Occupancy, Communications and Other.

Occupancy, communications and other expenses for the third quarter of fiscal year 2006 were $41.7 million compared to $39.6 million for the third quarter of fiscal year 2005, an increase of $2.1 million or 5 percent. The increase is principally attributable to miscellaneous expenses such as travel, repairs and maintenance, and dues and entertainment expenses partially offset by a decrease in rent and utilities. As a percentage of revenue, occupancy, communications and other decreased from 12.9 percent to 12.2 percent.

Occupancy, communications and other expenses for the first nine months of fiscal year 2006 were $121.4 million compared to $114.4 million for the first nine months of fiscal year 2005, an increase of $7.0 million or 6 percent. The increase is principally attributable to miscellaneous expenses such as travel, repairs and maintenance, general office, and dues partially offset by a decrease in rent and utilities. As a percentage of revenue, occupancy, communications and other decreased from 12.8 percent to 12.6 percent.

  General and Administrative Expenses.

General and administrative expenses for the third quarter of fiscal year 2006 were $39.3 million, compared to $35.9 million for the third quarter of fiscal year 2005, an increase of $3.4 million or 9 percent. The increase is mainly due to salaries and benefits of $4.0 million, professional services fees of $1.1 million offset by decreases in general office, promotion, publications, equipment rental, travel, and technology expenses of $1.7 million. As a percentage of revenue, general and administrative expense decreased from 11.7 percent to 11.4 percent.

General and administrative expenses for the first nine months of fiscal year 2006 were $114.5 million, compared to $109.8 million for the first nine months of fiscal year 2005, an increase of $4.7 million or 4 percent. The increase is mainly due to increased salaries and benefits of $6.8 million and increased professional service expenses of $1.1 million offset by a decrease of $1.6 million in technology services and a decrease in general office, travel, equipment rental, and publications expense of $1.6 million. As a percentage of revenue, general and administrative expense decreased from 12.3 percent to 11.9 percent.

  Depreciation and Amortization.

Depreciation and amortization for the third quarter of fiscal year 2006 was $11.5 million, compared to $10.1 million for the third quarter of fiscal year 2005, an increase of $1.4 million or 14 percent. As a percentage of revenue, depreciation and amortization increased from 3.3 percent to 3.4 percent.

Depreciation and amortization for the first nine months of fiscal year 2006 was $33.7 million, compared to $28.6 million for the first nine months of fiscal year 2005, an increase of $5.1 million or 18 percent.  As a percentage of revenue, depreciation and amortization increased from 3.2 percent to 3.5 percent. For both periods the increase is mainly due to depreciation on internally developed software used to support our Benefits and Technology and Administration Solutions Groups.

  Income From Affiliates.

Income from affiliates for the third quarter of fiscal year 2006 was $0.3 million, compared to a loss of $1.3 million for the third quarter of fiscal year 2005, a decrease of $1.6 million. Income from affiliates for the first nine months of fiscal year 2006 was $1.2 million, compared to a loss of $0.3 million for the first nine months of fiscal year 2005, an increase of $1.5 million. The change in both periods relates to our share of operating results of PCIC.

  Interest Expense, Net.

Interest expense, net for the third quarter of fiscal year 2006 was $0.3 million, compared to $0.9 million for the third quarter of fiscal year 2005. Interest expense, net for the first nine months of fiscal year 2006 was $1.8 million, compared to $2.5 million for the first nine months of fiscal year 2005.  The net expense in both periods was due to debt incurred as a result of the business combination net of interest income earned on remaining cash balances.

  Other Non-operating Expenses.

Other non-operating expenses in the first nine months of fiscal year 2006 includes a $1.4 million gain recognized by the company on the sale of its New Zealand operations.

  Provision for Income Taxes.

Provision for income taxes for the first nine months of fiscal year 2006 was $34.6 million, compared to $28.0 million for the first nine months of fiscal year 2005. Our effective tax rate was 35.7 for the first nine months of fiscal year 2006 and 35.5 for the first nine months of fiscal year 2005. The tax rate increase is due to the geographic mix of income and reductions in tax reserves due to the expiration of certain statutes of limitations. The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent  business combination. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

  Income From Continuing Operations.

Income from continuing operations for the third quarter of fiscal year 2006 was $29.3 million, compared to $14.8 million for the third quarter of fiscal year 2005. As a percentage of revenue, income from continuing operations increased from 4.8 percent to 8.6 percent. Income from continuing operations for the first nine months of fiscal year 2006 was $62.3 million, compared to $50.9 million for the first nine months of fiscal year 2005. As a percentage of revenue, income from continuing operations increased from 5.7 percent to 6.5 percent.

  Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the third quarter of fiscal year 2006 was $0.69, compared to $0.35 for the third quarter of fiscal year 2005. Diluted earnings per share, income from continuing operations for the first nine months of fiscal year 2006 was $1.51, compared to $1.21 for the first nine months of fiscal year 2005.

  Discontinued Operations.

The company received sublease income through the first nine months of fiscal year 2006 of approximately $27,000, net of taxes, in excess of lease payments related to Wellspring, compared to $17,000, net of taxes, in the prior period.

Liquidity and Capital Resources

The following analysis is based on the company’s historical consolidated financial statements.

Our cash and cash equivalents at March 31, 2006, totaled $92.7 million, compared to $168.1 million at June 30, 2005. The decrease in cash from June 30, 2005 to March 31, 2006 was mainly attributable to our business combination of WWLLP (see Note 2 of Notes to the Consolidated Financial Statements), representing a cash use of approximately $130 million. Cash flows from July 1, 2005 through March 31, 2006 also reflects a typical pattern of cash flow for the company due to the payment of previously accrued discretionary compensation which totaled $73.7 million during the first nine months of fiscal year 2006. We also repaid $57 million of borrowings under our credit facility during the first nine months of fiscal year 2006, paid $29.9 million of accrued bonuses in accordance with the WWLLP purchase agreement, spent $24.2 million in capital expenditures and paid $9.5 million in dividends during the first nine months of fiscal year 2006. Subsequent to March 31, 2006, we paid an additional $15.0 million of borrowings under our credit facility. These outflows of cash were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility. Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including stock buybacks, dividends and acquisitions, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs. At March 31, 2006, $60.5 million of the total cash balance of $92.7 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

  Cash From Operating Activities.

Cash from operating activities for the first nine months of fiscal year 2006 was $65.0 million, compared to cash from operating activities of $2.8 million for the first nine months of fiscal year 2005. The increase in cash is primarily due to an increase in cash from operations as well as to the timing of income tax payments and accruals.

The allowance for doubtful accounts increased $2.1 million and the allowance for work in process increased $7.0 million from June 30, 2005, to March 31, 2006, which is mainly due to the business combination in the first quarter. The number of days of accounts receivable and work in process outstanding was 83 at March 31, 2006, compared to 80 at June 30, 2005.

  Cash Used in Investing Activities.

Cash used in investing activities for the first nine months of fiscal year 2006 was $176.0 million, compared to $9.5 million used in investing activities for the first nine months of fiscal year 2005. The difference can be primarily attributed to the business combination and contingent consideration payments of $132.8 million, higher purchases of fixed assets of $4.0 million and higher costs associated with the capitalization of time spent customizing in-house administration systems of $11.6 million, in accordance with AICPA’s Statement of Position 98-1.

  Cash From (Used in) Financing Activities.

Cash from financing activities for the first nine months of fiscal year 2006 was $32.3 million, compared to cash used in financing activities of $3.5 million for the first nine months of fiscal year 2005. The increase can be attributed to $102.0 million of borrowings related to the business combination, net of repayments of $57.0 million, offset by $8.4 million recognized under the forward contract discussed in Note 2 of the Notes to the Consolidated Financial Statements, and $2.2 million in higher dividends paid during the first nine months of fiscal year 2006.

Capital expenditures were $45 million for the first nine months of fiscal year 2006. Anticipated commitments of capital expenditures are estimated at $15 million for the remainder of fiscal year 2006, mainly for dividends, computer hardware purchases, office relocations and renovations, development and upgrade of financial and retirement systems and business combination-related payments. We expect cash from operations to adequately provide for these cash needs. The company anticipates that commitments of capital funds over the next twelve months will include approximately $13 million in dividends and $50 million in purchases of fixed assets.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the company’s approximate contractual obligations, including interest, and commitments to make future payments as of March 31, 2006:

	Remaining payments by fiscal year due as of March 31, 2006
Contractual Cash Obligations (in thousands)	Total	Remaining 2006	2007 through 2008	2009 through 2010	Thereafter
Lease commitments	$373,936	$13,443	$101,663	$83,908	$174,922
Revolving Credit Facility	46,950	450	46,500	0	0
Total	$420,886	$13,893	$148,163	$83,908	$174,922

Operating Leases. We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Guarantees

Wellspring Leases. The company continues to guarantee certain leases for office premises and equipment for Wellspring. At March 31, 2006, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $6.6 million, excluding anticipated sublease income. See Notes 12 and 14 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Business Combination. On July 31, 2005, the company acquired substantially all the assets and assumed most liabilities of WWLLP, the company’s long-time alliance partner. The company entered into indemnity arrangements with WWLLP relating to the business combination and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the business combination. In the business combination agreement, Watson Wyatt Limited, the company’s principal U.K. subsidiary, has agreed to indemnify WWLLP against liabilities arising with respect to certain liabilities assumed in the business combination by Watson Wyatt Limited and also with respect to certain tax liabilities.

As part of the original alliance arrangements in 1995, the company sold its then-existing businesses in the U.K. and Europe to the predecessor of WWLLP or its subsidiaries. The company agreed to indemnify the buyers against liabilities arising with respect to prior acts or omissions of the businesses transferred. Furthermore, the company agreed to indemnify WWLLP against liabilities arising with respect to acts or omissions of the company and its subsidiaries during the alliance arrangements. These indemnities continue following the business combination.

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

In connection with our business combination, the payment of an additional 1,950,000 shares of the company’s common stock to WWLLP after June 30, 2007 is contingent upon the achievement by the acquired business of agreed-upon financial performance goals for the fiscal year ended June 30, 2007. The value of all the contingent common stock was $64.3 million based on the NYSE closing price on April 28, 2006. The contingent common stock is payable by Watson Wyatt Limited and the payment obligations are guaranteed by the company.

Under the business combination agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of March 31, 2006.

Credit Agreement

During July 2005 the company amended and restated its credit facility to provide for a new revolving credit facility in an aggregate principal amount of $300 million provided by a syndicate of banks. The credit facility was further amended effective September 2005 in order to correct the wording of a definition in the credit agreement. Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement. We are charged a quarterly commitment fee, currently 0.15 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility. Borrowings under this facility were $45.0 million as of March 31, 2006. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge) and is collateralized with a pledge of stock of material subsidiaries. We were in compliance with all covenants under the credit facility as of March 31, 2006. This facility is scheduled to mature on June 30, 2010.

Subsequent to March 31, 2006, we paid an additional $15 million of borrowings under our credit facility.

A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $10.6 million of the facility was unavailable for operating needs as of March 31, 2006. We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

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

In formulating its premium structure, PCIC estimates the amount it expects to pay for losses (and loss expenses) for all the members as a whole and then allocates that amount to the member firms based on the individual member’s expected losses. PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets. As of July 1, 2005, the captive insurance company carries reinsurance for 100% of losses it insures above $25 million, in any reasonably foreseeable loss scenarios.

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

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts. Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage. The company uses actuarial assumptions to estimate and record its IBNR liability and has a $32.1 million IBNR liability recorded as of March 31, 2006.

Recent insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and constraints on aggregate excess coverages, trends that are anticipated to continue. We expect these recent conditions to recur periodically and to be reflected in our future annual insurance renewals. As a result, we will continue to assess our ability to secure future insurance coverage. In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital in recent years, with the company’s most recent capital contribution being made in July 2005 in the form of $1.5 million in cash and a letter of credit for $3.1 million.

In light of increasing worldwide litigation, including litigation against professionals, the company has established a policy that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements. Substantially all of the company’s U.S. and U.K. corporate clients have signed engagement letters that include risk mitigation clauses. Initiatives to maintain that process in the United States and the United Kingdom, and to complete the process elsewhere are underway. The company has disengaged from certain client relationships where satisfactory engagement terms could not be achieved.

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 — Retirement Benefits; Note 6 — Goodwill and Intangible Assets; Note 12 — Guarantees; Note 13 — Contingent Liabilities; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will,”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions, or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

•                  our ability to integrate the business of WWLLP into our own business, processes and systems, and achieve the anticipated results;

•                  our continued ability to recruit and retain qualified associates;

•                  the success of our marketing, client development and sales programs after the business combination;

•                  our ability to maintain client relationships and to attract new clients after the business combination;

•                  declines in demand for our services;

•                  outcomes of litigation;

•                  demographic changes and projections in workforce;

•                  the ability of the company to obtain professional liability insurance;

•                  a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•                  actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms;

•                  our ability to achieve cost reductions after the business combination;

•                  foreign currency exchange and interest rate fluctuations;

•                  exposure to WWLLP liabilities that have not been expressly assumed;

•                  general economic and business conditions that adversely affect us or our clients after the business combination;

•                  the level of capital resources required for future acquisitions and business opportunities;

•                  regulatory developments abroad and domestically that impact our business practice;

•                  legislative and technological developments that may affect the demand for or costs of our services;

and other factors discussed under “Risk Factors” in the company’s Annual Report on Form 10-K dated August 24, 2005, and the proxy statement/prospectus filed on June 23, 2005, both of which are on file with the Securities and Exchange Commission. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The company undertakes no obligation or duty to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 1 regarding our legal proceedings is incorporated by reference herein from Note 13 “Contingent Liabilities,” of the Notes to the Consolidated Financial Statements in this Form 10-Q for the quarter ending March 31, 2006.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K (File No. 001-16159) filed on August 24, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The company did not engage in any unregistered sales of equity securities during the quarter.

Issuer Purchases of Equity Securities

The table below presents specified information about the Company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	—	$—	—	472,234
February 1, 2006 through February 28, 2006	49,200	29.81	49,200	423,034
March 1, 2006 through March 31, 2006	—	—	—	423,034
Total	49,200	$29.81	49,200

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

Mr. Paul Thornton, a class I director, advised the company of his resignation as a director effective as of January 23, 2006. On February 10, 2006, the Board of Directors of the company appointed Mr. Roger C. Urwin as a director to fill the vacancy created when Mr. Thornton resigned from the board.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt Worldwide, Inc.(1)
3.2	Amended and Restated Bylaws of Watson Wyatt Worldwide, Inc.(1)
4	Form of Certificate Representing Common Stock(1)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)   Incorporated by reference from Registrant’s Form 8-K, filed on January 3, 2006

(2)   Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		May 10, 2006
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		May 10, 2006
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		May 10, 2006
Name:	Peter L. Childs	Date
Title:	Controller