Form 10-K
period 2006-06-30
Watson Wyatt Worldwide, Inc.
filed 2006-09-01
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer ☒          Accelerated Filer ☐          Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,174,134,281 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 30, 2005.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on or about November 17, 2006 are incorporated by reference into Part III of this Form 10-K.

As of July 31, 2006 there were outstanding 42,414,095 shares of common stock par value $0.01 per share.

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-K

For the Fiscal Year Ended June 30, 2006

PART I

Item 1.                          Business.

The Company

Watson Wyatt Worldwide, Inc. (referred herein as “Watson Wyatt”, “company”, “us”, “we”, or “Watson Wyatt & Company Holdings”) is a global consulting firm focusing on providing human capital and financial management consulting services.  Including predecessors, we have been in business since 1946. The Wyatt Company was incorporated in Delaware on February 17, 1958. We conducted business as The Wyatt Company from 1958 until changing our name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance in 1995 with R. Watson & Sons (referred herein as “Watson Wyatt LLP” or “WWLLP”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership founded in 1878. In 2000, we incorporated Watson Wyatt & Company Holdings to serve as a holding company with our operations conducted by our subsidiaries. To better serve the increasingly global needs of clients, on July 31, 2005 we acquired substantially all of the assets and assumed most liabilities of WWLLP (the “business combination”).  The company’s name was changed to Watson Wyatt Worldwide, Inc. on January 1, 2006, to reflect the company’s global capabilities and identity in the marketplace.

We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering consulting services that help our clients anticipate, identify, and capitalize on emerging opportunities in human capital management.  We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals.  Our target market clients include those companies in the Fortune 1000, Pension & Investments (P&I) 1000, the FTSE 100, and locally-defined equivalent organizations.  As of June 30, 2006, we implemented this strategy through approximately 6,235 associates in 94 offices located in 30 countries.

Business Combination

On July 31, 2005, the company consummated the business combination with WWLLP.  The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.  The assets acquired from WWLLP are held by the company’s principal U.K. subsidiary, Watson Wyatt Limited (“Watson Wyatt Limited” or the “European business”).  Watson Wyatt Limited’s results of operations are included in the consolidated financial statements beginning August 1, 2005.  For more information regarding this business combination and the accounting for the company’s share of WWLLP and Watson Wyatt Holdings (Europe) Limited (“WWHE”) prior to the business combination, see Note 2 and Note 4, respectively, of Notes to the Consolidated Financial Statements included in Item 15 of this report.

Access to public filings, Code of Business Conduct and Ethics and Board Committee Charters

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on our web site (www.watsonwyatt.com) or the SEC web site (www.sec.gov), as soon as reasonably practicable after they are filed electronically with the SEC.  We have also adopted a Code of Business Conduct and Ethics applicable to all associates, senior financial employees, the principal executive officer, other officers and members of senior management.  The company also has a Code of Business Conduct and Ethics that applies to all of the Company’s directors.  Both codes are posted on our website.  Watson Wyatt’s Audit Committee, Compensation Committee and Nominating and Governance Committee all operate pursuant to written charters adopted by the company’s Board of Directors.  The company has also adopted a set of Corporate Governance Guidelines, copies of which are available on the company’s website.  Copies of all these documents are also available, without charge, from our Investor Relations department, located in our corporate headquarters at 901 N. Glebe Road, Arlington, VA 22203.

Certifications

In 2005, the company submitted to the New York Stock Exchange (NYSE) the required annual certification that our chief executive officer is unaware of any violation by Watson Wyatt of the NYSE corporate governance standards under section 303A.12(a) of the NYSE listed company manual.  The company also filed with the SEC the CEO and CFO certifications required under section 302 of Sarbanes-Oxley Act of 2002 as an exhibit to this Form 10-K.

Business Overview

As leading economies worldwide become more services-oriented, human capital and financial management have become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits and rising employee-related costs have increased the importance of effective human capital management. Insurance and investment decisions become increasingly complex and important in the face of changing economies and dynamic financial markets.  We help our clients address these issues by combining our expertise in human capital and financial management with consulting and technology, to improve the design and implementation of various human resources and financial programs, including compensation, retirement, health care, insurance and investment plans.

We design, develop and implement human resource strategies and programs through the following closely-interrelated practice areas:

Benefits Group

•                  Retirement plans, including pension, 401(k) and executive benefit plans

•                  Health care, disability and other group benefit plans

•                  Compensation, benefits, expatriate and human resource practice strategy, implementation and administration

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

•                  Strategic human resources technology and service delivery consulting

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

•                  Investment consulting services to pension plans and other institutional funds

•                  Input on governance and regulatory issues

•                  Analysis of asset allocation and investment strategies

•                  Investment structure analysis, selection and evaluation of managers, and performance monitoring

International — Comprising Asia-Pacific and Latin America Operations

Outside of North America and Europe, our consultants in Asia-Pacific and Latin America operate on a geographic basis from 27 offices in 16 countries and provide consulting services in the practice areas described above.  Effective in fiscal year 2007, we will begin to manage and report the Asia-Pacific and Latin America operations on a practice basis.  Consequently, the results of this segment will be incorporated into the five practice-based segments highlighted above.

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

Competitive Advantage

We believe that our competitive advantages include our global reach, strong client relationships, the depth of our professional and technical associates, our thought leadership and our experienced management team.

We have long-lasting relationships with our clients, many of which have been clients for decades, for whom our services have grown over time.  Expanding our relationships with existing clients and identifying new prospects are key to our growth strategy.

We also believe that we are at the forefront of many issues affecting human capital through our research, surveys and participation in policy-making.  Our thought leaders are often called upon by the media and government to express opinions on issues affecting health care benefits, retirement plan design and executive compensation.

We believe our senior management team is strong, with an average tenure of 15 years with the company and a reputation for transparency and accountability.  We consider this group to be a major asset to the company.

Human Resources Consulting Industry

The growing demand for employee benefits and human capital consulting services is directly related to the increasing size and complexity of today’s human resources programs and the societal forces that are stimulating their rapid change.  In the United States alone, employers spent $7.0 trillion in 2005 in direct support of human capital programs, such as compensation and benefits.  In 2005, U.S. employers contributed nearly $346 billion to pension and profit-sharing plans, and $515 billion to group health insurance programs, while the assets of employer-sponsored defined benefit and defined contribution plans here in the United States were $5.02 trillion at the end of 2005 and private holdings in individual retirement accounts were another $3.67 trillion, most of which originated in an employer-sponsored retirement plan.

Employers, regardless of geography or industry, are facing challenges involving the management of their people. Changing technology, shifting economic conditions, critical skill shortages and an aging population in many developed countries have increased competition for talented employees.  At the same time, employees’ expectations relating to compensation, benefits and other human resource services are growing.  To remain competitive, employers must address these challenges effectively.

Consulting Services

Our global operations include six segments: Benefits, Technology and Administration Solutions,  Human Capital, Insurance and Financial Services, Investment Consulting, and International (comprising Asia-Pacific and Latin America).  The percentage of revenues generated in the various groups is as follows:

	2006	2005	2004
Benefits Group	58%	64%	65%
Technology and Administration Solutions Group	11	10	12
Human Capital Group	9	9	7
Insurance & Financial Services Group	8	—	—
Investment Consulting Group	6	3	3
International — Comprising Asia Pacific and Latin America Operations	8	14	13
Total	100%	100%	100%

For more information about industry segments and geographic areas, see Note 13 of Notes to the Consolidated Financial Statements, included in Item 15 of this report.

Benefits Group

Our Benefits Group — our largest and most established practice with 2,390 associates — consists primarily of consulting practices in retirement and group and health care.  It is our largest and most established practice that grew exponentially as a result of the business combination.  This group assists clients to create cost-effective retirement and health care benefits programs that help our clients attract, retain and motivate a talented workforce.  We provide tailored benefits programs for our clients, and we base our recommendations on evidence-based research.  Our Benefits Group accounted for approximately 58 percent of our total segment revenues for the fiscal year that ended June 30, 2006.

Retirement Consulting

We are one of the world’s largest advisers on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution plans. We help our clients assess the impact that changing workforce demographics will have on their retirement plans, corporate cash flow requirements, and retiree benefits adequacy and security.

Our consultants provide actuarial services and are the named actuaries to many of the world’s largest retirement plan sponsors. We are the actuary to the three largest corporate pension plan sponsors in the United States and adviser to 48 of the 100 largest pension funds in the United Kingdom.  We offer clients a full range of integrated and innovative retirement-related consulting services to meet the needs of companies that remain committed to offering defined benefit plans as well as those that are re-examining their retirement benefits strategies.

For example, our Stable Value Plan in the United States is an alternative integrated retirement plan design that combines the benefit features of defined contribution and cash balance plans with the rules of a traditional defined benefit plan to facilitate plan redesigns in today’s uncertain environment.  Combined with asset strategies, the Stable Value Plan can help our clients address the financial volatility they face due to the financial performance of their pension plan.  Additionally, for clients who want to outsource some or all of their pension plan management, we offer bundled, integrated solutions that combine investment consulting, pension administration, core actuarial services and communication assistance.

Our core retirement consulting services include:

•                  Strategic plan design

•                  Actuarial services

•                  Administrative services

•                  Analysis and recommendations on funding and expense strategy

•                  Workforce diagnostics and analysis

•                  Defined contribution services including discrimination testing and vendor selection

•                  Multinational asset pooling consulting

•                  Financial reporting

•                  Valuation and diagnostic software and systems

•                  Assistance with changes relating to mergers, acquisitions and divestitures

•                  Compliance consulting

To enhance our retirement consulting services, we dedicate significant resources to technology systems and tools to ensure the consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases such as Watson Wyatt COMPARISONTM, that enable our clients to track and benchmark benefit plan provisions throughout the world.  Our tools and technology solutions include:

•                  PensionPath®  — In partnership with our Technology and Administration Solutions Group, we deliver this full-featured, web-based solution designed to meet the pension administration needs of companies of all sizes.

•                  Retirement Management Online — A web portal that links clients to a suite of Watson Wyatt tools, research and data.

•                  FASTool — An interactive tool that allows the immediate comparison of balance sheet information and assumptions related to pension and retiree medical plans for large publicly traded companies.

•                  Quick Peek® Online — A web-enabled tool that allows pension plan sponsors to quickly and easily model a variety of financial and business situations, and project retirement plan contributions, funded status and expense.

•                  DesignIT —  A modeling tool for our European business clients that provides comparisons between a selection of alternative pension designs.

•                  Liability Watch — Enables our European business clients to keep daily track of their funding position.

Group and Health Care Consulting

We advise clients on the strategy, design, financing, delivery, communication, and ongoing planning and management of all health and welfare programs. Clients seek our evidence-based, practical solutions to improve employee health, satisfaction and productivity while minimizing costs. We work closely with our clients — matching their resources and capabilities with our methodologies, technology, and total compensation and benefits perspective.

Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and declining health status.  Our group and health care consulting services help clients provide health and welfare benefits that help organizations to attract and retain qualified workers and enhance the health and productivity of their workforce.

In the United States, new approaches to providing health care benefits for workers and retirees — are that engaging patients as consumers of health care and not just passive recipients.  These methods encourage employees to participate more actively in the health care buying decision by putting workers in charge of spending their own health care dollars and by providing them with the tools and information necessary to make wiser health purchasing decisions.  One of these tools is BenefitConnectTM — a customizable, web-based application that combines self-service employee tools with administrative and call center components to facilitate the administration and management of health and welfare benefits.

Our approach to group and health care consulting emphasizes appropriate financial incentives, health and productivity,  provider quality and effective communication.  Our global services include:

•            Strategic plan design of health and welfare, paid time off and flexible benefit plans

•            Retiree health programs

•            Health and productivity management

•            Health and welfare technology solutions

•            Total program management

•            Vendor negotiations and performance management

•            Measurement of program effectiveness

•            Assistance with plan changes relating to mergers, acquisitions and divestitures

Technology and Administration Solutions (TAS) Group

Watson Wyatt’s Technology and Administration Solutions Group helps organizations optimize the delivery of their human resources and benefit services. We do this through a unique blend of domain expertise and experience in human resources and benefits, strong process capability and a range of enabling technology applications. We understand the importance of being able both to provide advice on the appropriate solutions to meet human resource needs and to implement and deliver those solutions on an ongoing basis, whether through outsourced services, in-house capabilities or a combination of the two.

Our Technology and Administration Solutions Group of 720 associates provides consulting, administration, outsourcing and technology services across human resources but focusing in particular on:

Retirement Administration

•                     We provide retirement administration solutions in a number of geographic areas, tailored to the needs of each local market. For example:

•                     In the United States, our technology solution PensionPath® includes case management and administration tools to assist plan sponsors in managing the entire life cycle of pension administration, from new hire to retirement, and employee self-service tools that enhance workers’ understanding of their retirement benefits’ future value.  PensionPath is available whether or not Watson Wyatt provides outsourcing services.

•                     In the United Kingdom, we are among the UK leaders in retirement administration outsourcing services to the private sector, using highly automated processes and modern transactional web technology to enable members to access their records and improve their understanding of their benefits. Our technology also provides trustees and human resources with timely management information and the means to monitor activity levels and reduce administration costs.

•                     In markets where defined contribution arrangements are more complex than 401(k)-style defined contribution plans, we have deployed sophisticated defined contribution technology, processes and controls. Our defined contribution administration model in Germany and the United Kingdom leverages web technology and provides clients with “back office” reconciliation and investment manager interaction expertise, while offering the option to “flex” the front-office operations to be as comprehensive as required.  Participants can access static and transactional data allowing them to be self-sufficient in managing their portfolios.

Health &Welfare/Flexible Benefits Administration

•                     Flexible benefit plans exist in different forms in different geographies and we provide web-enabled flexible benefits administration solutions to support clients in a number of different parts of the world.

•                     In the United States, flexible benefits tend to be focused primarily around health and welfare arrangements. BenefitConnect™ is our flexible web-based health and welfare technology that we use to provide comprehensive outsourced support to clients. New health care consumerism support tools give participants direct web-based access to their benefits information and enrollment tools and provide modeling on a choice of medical spending, savings accounts and life insurance. They also help participants become smart consumers through access to information from the internet.

•                     In the United Kingdom, we provide flexible benefits administration services on a stand-alone basis or linked with defined contribution administration and the provision of total compensation statements.

Compensation Administration

•                     REWARD™ is our suite of web-based applications that automates compensation administration and pay delivery. REWARD improves compensation planning, budgeting and data management, freeing up compensation professionals from administrative work for more strategic activities.  We recently integrated our global grading system methodology into REWARD, enabling companies to band and grade jobs and then model pay ranges around local market conditions.

Online Communication

•                     eStatements is our integrated, web-based solution that gives employees access to the true value of their compensation and benefits package.  It aggregates data from a number of internal or external sources, and provides a current view of an employee’s complete package.  It shows the value of an organization’s human resource programs, fosters smarter plan participation and benefit consumerism, and offers organizations another vehicle to promote plan features, provide support and deliver other focused information.

Call Center Support

•                     AnswerKey™ is our shared service center solution. Our technology supports the business of service center operations by effectively integrating data and critical tools. Using web-based technology, it consolidates data from multiple sources, offering employees and human resource service center staff a single point of contact, faster response times and more accurate information.  We recently added the Employee Inquiry module, which enables employees to open cases, check case status, access knowledge base information and request fulfillment items.

Benefits Portals

•                     By implementing our hosted benefits portals we can help to ensure a seamless experience for employees needing to use multiple human resource and benefits applications or multiple information sources. Our hosted portals can become a central reference point and knowledge base for Pension and human resource managers, administrators and members.

All of the above are point solutions — applications or services that serve a particular need once clients have identified and prioritized their needs. Very often our involvement starts at a much earlier level. We provide clients with strategic, research-based human resource technology and service delivery advisory services to help them determine their strategy for delivering human resource services. We work with them to align their human resources delivery strategy with their business goals. We use human resource and benefits technologies, those mentioned above and others, to help our clients improve satisfaction levels and have a sustainable return on investment (ROI). Our services in this area include human resource transformation consulting, vendor management, and service delivery model development, including shared services strategy and design.

Our Technology and Administration Solutions Group represented approximately 11 percent of our total segment revenues for the fiscal year ended June 30, 2006.

Human Capital Group

Our Human Capital Group of 425 associates helps clients implement strategies that achieve a competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees resulting in a maximized return on the clients investment in human capital.  The Human Capital Group also utilizes our  Watson Wyatt Data Services practice which is a group of 128 associates to provide data, services and analysis regarding compensation and benefits around the world.  Our Human Capital Group represented approximately 9 percent of our total segment revenues for the fiscal year that ended June 30, 2006.

Our Human Capital Group focuses in four principal areas: executive compensation, Strategic Rewards®, sales management and rewards, and organization effectiveness.

Executive Compensation

We advise our clients’ management and boards of directors on executive pay programs, including cash compensation, stock options and stock purchase plans, and on ways to align pay-for-performance plans throughout the organization to improve stockholder value. We help clients understand and value all the components of their executives’ compensation, including base pay, bonus, incentives, options, and retirement and other executive perks.  Our expertise in stock-based plan design and in valuation methodologies and procedures allows us to help U.S. clients, for instance, comply with complex accounting standards such as FAS 123(R) and recently promulgated SEC rules regarding executive compensation disclosure.

Strategic Rewards®

We help align an organization’s rewards — including compensation, stock programs, incentives, recognition programs and flexible work arrangements — with its business strategies, cultural values, work design and human resources strategy.  Our Human Capital Group and Benefits Group work together to develop optimal total compensation programs for our clients.

Sales Management and Rewards

We help maximize the performance of our clients’ sales and services teams across the globe. By considering the full spectrum of rewards, we help motivate our clients’ sales forces to maintain and expand critical relationships while executing the organization’s go-to-market strategy.

Organization Effectiveness

We help clients clarify and implement business strategy, recognizing the impact of employee attitudes, commitment, and effective team and leadership development on business success. We provide a wide array of services centered on organization assessment, including organization measurement and surveys. In the area of talent management, we provide tools and methodologies for talent selection and development, succession planning and performance management. We also provide consulting regarding organization design and the organization and development of the human resource function.

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

Watson Wyatt Data Services

Watson Wyatt Data Services (WWDS) provides a wide range of employment practices information to the global employer community. WWDS’s client base includes local and multi-national companies in more than 80 countries.

To serve the global marketplace, WWDS has begun a consolidation of eight strategically located data centers around the globe into one business unit to facilitate the solicitation, analysis and compilation of data on the remuneration and benefits paid to millions of employees. Our centers around the world publish this data in dozens of annual compensation and benefit survey reports on everything from local pay issues to the most complex of global pay equity concerns. WWDS also publishes reference materials that help human resources practitioners attract, retain and reward exceptional employees. These guides cover a variety of subject areas, including variable pay, performance management and personnel policies on a local, regional and global basis.

Insurance and Financial Services Group

Our Insurance & Financial Services consulting team of approximately 325 associates advises insurance companies and other financial institutions on strategic and financial issues. Clients include major multinational financial groups; life, non-life and health insurance companies; re-insurers; banks and regulators. Our Insurance and Financial Services Group represented approximately 8 percent of our total segment revenues for the fiscal year that ended June 30, 2006.

Our services include:

•                  Development and review of business strategy, including market entry studies and business plan design

•                  Provision of strategic and actuarial advice to buyers or sellers of financial institutions

•                  Advice on a wide range of financial management issues, including risk and value management, asset liability modeling, statutory reporting, embedded value and market consistent valuations

We have also developed a range of leading-edge actuarial modeling software products, including VIPitech, Pretium and Simulum. These are used internally for consulting projects and licensed to clients around the world.

Investment Consulting Group

Our Investment Consulting Group, with approximately 270 associates, assists pension plan sponsors and other institutional investment clients in achieving success in meeting their investment goals. This involves helping to maximize the risk-adjusted return through the development of governance policies and investment strategies. Our work involves helping our clients with the design and implementation of investment arrangements to manage financial liabilities within the context of overall organizational objectives. Our Investment Consulting Group represented approximately 6 percent of our total segment revenues for the fiscal year that ended June 30, 2006.

Our services include:

•                  Asset/liability modeling and asset allocation studies

•                  Governance and investment policy development

•                  Investment policy implementation

•                  Investment structure analysis

•                  Investment manager selection and evaluation

•                  Performance evaluation and monitoring

We offer the following integrated services for our clients:

•                  Watson Wyatt Pension Risk Management™ — an integrated methodology for determining the appropriate amount of investment risk for a plan and allocating that risk across investment decisions

•                  Watson Wyatt Advanced Investment Solutions® — taking a more proactive responsibility for the investment arrangements of defined benefit plans and other institutional funds, a service referred to in some markets as fiduciary outsourcing.  We work with the plan sponsor to develop an investment policy and help to manage the implementation of that policy.

International Operations

Our international segment is comprised of operations in 27 offices in Asia-Pacific and Latin America, employing approximately 970 associates, which generally provide our full array of services. This segment represented approximately 8 percent of our total segment revenues for the fiscal year that ended June 30, 2006.

We established our presence in Asia-Pacific in 1979 with offices in Hong Kong and Malaysia, and grew substantially throughout the 1980s and 1990s by establishing new offices and acquiring existing firms.  We have been successful in helping our clients with complex personnel and cultural issues that are necessary to grow their businesses.

We also provide compensation and benefits surveys in the region, with more than 50 different survey products, as of the fiscal year end. We are a leading provider of retirement and other employee benefit consulting services in Asia-Pacific, and we provide investment consulting services to some of the largest pension plans in Japan and Hong Kong.  We were named HR Consulting Firm of the Year in Hong Kong by China Staff magazine for the past seven years in a row.  In addition to our human capital and benefits consulting services, we also market technology solutions to clients in the region.

Our Latin American presence began in the early 1980s in Mexico and grew to include such major markets as Brazil in the 1990s.  We have most recently opened new offices in Chile and Uruguay.  With deregulation, privatization and the influx of multinational corporations, we believe there are significant opportunities for growth in the region, both in the benefits area — where most of our services are concentrated currently — and in the human capital consulting area.

Other Services

Communication Consulting

Our communication consulting practice helps clients produce financial results through strategies that align employee behavior with business success.  Our award-winning work and ground-breaking research prove that effective communication increases total returns to shareholders; improves service, quality and productivity levels; helps fuel growth; enhances organizational ability to manage change successfully; builds employee community, trust and commitment; and educates, engages and motivates employee behavioral change.  Working with clients who have responsibility for employee communication in human resources, corporate or line functions, our consultants combine strong creative skills with technical excellence to create programs that range from high-level strategic planning to tactical implementation.

We help clients develop and implement communication strategies for diverse issues, including:

•                  Clarifying the value and scope of employee compensation and benefits and enhancing employees’ appreciation of their total rewards opportunities

•                  Drawing a clear line of sight between employee performance and company objectives through open communication and leadership communication training

•                  Optimizing the use of technology in communication through audits and best practice design

•                  Facilitating organizational change so that all stakeholders fully understand their role in business success

•                  Maintaining employee trust, confidence and commitment through all cycles of performance

•                  Demonstrating the return on investment (ROI) of employee communication in achieving business objectives

•                  Supporting management in efforts to target, attract and hire the right talent to meet business objectives through innovative communication programs

Integrated Service Approach

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

Sales and Marketing

Our growth strategy is based on a commitment to ensuring client satisfaction through our account management program.  Our account managers focus on effectively delivering services to clients and on expanding our relationships across service lines, geographic boundaries and divisions within client companies.  A key element of this program is an approach we call ClientFirstTM. Using proprietary processes and tools, we work with clients to define their needs and expectations before an engagement begins and then continually measure our performance according to agreed-upon standards. We pursue new clients using cross-disciplinary teams of consultants, as well as dedicated client developers who initiate relationships with carefully selected companies. Our efforts to expand our accounts and our client base are supported by market research, comprehensive sales training programs and extensive marketing databases. Our sales efforts are also supported by a full array of marketing programs designed to raise awareness of the Watson Wyatt Worldwide brand and our reputation within our target markets. These programs promote our thought leadership on key human resources issues, and establish us as a preferred human capital consulting firm to many of the world’s largest companies.

Clients

We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Europe, Latin America and Asia-Pacific across a wide variety of industries.  Our client base is broad and geographically diverse.  For the fiscal year that ended June 30, 2006, our 10 largest clients accounted for approximately 7 percent of our consolidated revenues, and no individual client represented more than 1 percent of our consolidated revenues.

Competition

The human capital consulting industry is highly competitive.  We believe there are several barriers to entry — such as the need to assemble specialized intellectual capital to provide expertise on a global scale — and that we have developed competitive advantages in providing human resources consulting services. However, we face intense competition from several different sources.

Our current and anticipated competitors include:

•            Major human resources-focused consulting firms that compete in serving the large employer market worldwide, including Hewitt Associates, Mercer Human Resource Consulting and Towers Perrin

•            Smaller benefits and compensation consulting firms, including the Hay Group and The Segal Company

•            The human resources consulting and/or plan administration divisions of diversified professional services, financial services and insurance firms, including Aon, Deloitte & Touche, Ernst & Young, Fidelity, Citistreet, PricewaterhouseCoopers and The Vanguard Group

•            Information technology services firms, including Accenture, ACS, ADP, BearingPoint, ExcellerateHRO and IBM, as well as Internet/intranet development firms

•            Boutique consulting firms consisting primarily of professionals formerly associated with the firms mentioned above

The market for our services is subject to change as a result of increased regulatory, legislative, competitive and technological developments and competition from established and new competitors. We believe the primary factors in selecting a human resources consulting firm include reputation, the ability to provide measurable increases to shareholder value, global scale, service quality and the ability to tailor services to a clients’ unique needs. We believe we compete favorably with respect to these factors.

Employees

As of June 30, 2006, the company employed approximately 6,235 associates as follows:

Benefits Group	2,390
Technology and Administration Solutions Group	720
Human Capital Group	425
Insurance & Financial Services Group	325
Investment Consulting Group	270
International — Consisting of Asia-Pacific and Latin America Operations	970
All Other Segments	545
Corporate	590
Total	6,235

None of our associates are subject to collective bargaining agreements.  We believe relations between management and associates are good.

Item 1A – Risk Factors

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business.  The descriptions below are not the only risks and uncertainties that we face, additional risks and uncertainties that are presently unknown to us, may also impair our business operations and if any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted.

Watson Wyatt’s success will continue to depend on its ability to recruit and retain qualified consultants, including those employed in recently acquired businesses; our failure to do so could adversely affect our ability to continue to integrate acquired businesses and to compete successfully.

Watson Wyatt’s success depends on its ability to attract, retain and motivate qualified personnel generally, including executive officers, key management personnel and consultants. We cannot assure that we will be able to attract and retain qualified consultants, management and other personnel necessary for the delivery of our sophisticated and technical services to clients.

With respect to the business combination in the first quarter of fiscal year 2006 in particular, Watson Wyatt’s ongoing success also is subject to Watson Wyatt’s ability to retain Watson Wyatt Limited key personnel. If Watson Wyatt Limited’s key personnel choose not to stay with Watson Wyatt as integration continues, we may experience substantial disruption in our efforts to integrate the European business, which could adversely affect our performance.

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

Acceleration of the shift by employers from defined benefit plans to defined contribution plans could adversely affect our business and our operating results.

We currently provide clients with actuarial and consulting services relating to both defined benefit and defined contribution plans.  Defined benefit pension plans generally require more actuarial services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time.  If organizations shift to defined contribution plans more rapidly than we anticipate, our business operations and related operating results could be adversely affected.

Competition from firms with greater resources could result in loss of our market share that could reduce our profitability.

The markets for our principal services are highly competitive. Our competitors currently include other human resources consulting and actuarial firms, as well as the human resources consulting divisions of diversified professional services and insurance firms and accounting firms. Several of our competitors have greater financial, technical and marketing resources than we have, which could enhance their ability to respond more quickly to technological changes, finance acquisitions and fund internal growth. New competitors or alliances among competitors could emerge and gain significant market share.  In order to respond to increased competition and pricing pressure, we might have to lower our prices, which would have an adverse effect on our revenues and profit margin.

Demand for our services may decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition, or a decline in define benefit pension plans that could adversely affect our operating results.

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

In addition, the demand for many of our core benefits services is affected by government regulation and taxation of employee benefits plans. This regulation and taxation drive our clients’ needs for compliance-related services. Significant changes in tax or social welfare policy or regulations could lead some employers to discontinue their employee benefit plans, including defined benefit pension plans, thereby reducing the demand for our services. A simplification of regulations or tax policy also could reduce the need for our services.

Our clients generally may terminate our services at any time, which could decrease associate utilization.

Our clients generally may terminate our engagements at any time. If a client reduces the scope of, or terminates the use of our services with little or no notice, our associate utilization will decline. In such cases, we must rapidly re-deploy our associates to other engagements in order to minimize the potential negative impact on our financial performance.  In addition, because much of our work is project-based rather than recurring in nature, our associates’ utilization depends on our ability to continually secure additional engagements.

Improper management of our fixed-fee engagements could hurt our financial results.

We enter into some of our engagements on a negotiated fixed-fee basis. If we do not properly negotiate the price and manage the performance of these engagements, we might incur losses on individual engagements, and our overall financial results could be adversely affected.

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

Clients have sought and may seek to hold us responsible for the financial consequences of these errors or variances.  Given that we frequently work with large pension funds and other large financial entities, such as insurance companies, relatively small percentage errors or variances could create significant dollar variances and claims for unfunded liabilities.  The risks from such variances could be aggravated in an environment of declining pension fund asset values. In most cases, our exposure to liability on a particular engagement is substantially greater than the profit opportunity that the engagement generates for us.  For example, claims could include:

•                  A client’s assertion that actuarial assumptions used in a pension plan was unreasonable, leading to plan underfunding;

•                  A claim arising out of the use of inaccurate data, which could lead to an underestimation of plan liabilities;

•                  A claim that employee benefit plan documents were misinterpreted or plan amendments were misstated in plan documents, leading to overpayments to beneficiaries; and

•                  A claim that reserves or premium requirements of insurance company clients were understated.

Defending lawsuits arising out of any of our services has required and could require substantial amounts of management attention, which could affect management’s focus on operations, adversely affect our financial performance and result in increased insurance costs. In addition to defense costs and liability exposure, malpractice claims may produce negative publicity that could hurt our reputation and business. We have been subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our business, especially regulated businesses such as investment consulting or insurance consulting.  Such inquiries or investigations may consume significant management time and require additional expense. For a discussion of significant legal proceedings, please refer to Note 14 of Notes to the Consolidated Financial Statements.

Insurance may become more difficult or expensive to obtain.

Insurance markets have hardened over recent years for some classes of professional liability risk.  As the number of claims has increased against professionals and against actuaries in particular, the cost of malpractice insurance has trended upward, deductibles or self-insured retentions may have increased and reinsurance attachment points may continue to rise.  Availability and price of insurance are subject to many variables, including general market conditions, loss experience in related industries and in the actuarial and benefits consulting industry, and the specific claims experience of an individual firm. Because we now provide services in a larger geographic market as a result of the business combination, we therefore may be exposed to a greater number of claims arising from our expanded operations.  In the future there can be no assurance that we will continue to be able to obtain insurance on comparable terms to what it has obtained in the past. Increases in the cost of insurance could affect our profitability and the unavailability of insurance to cover certain levels of risk could have an adverse effect on our financial condition, particularly in a specific period.

As a result of the acquisition of Watson Wyatt Limited, we are engaged, through subsidiaries, in the insurance and financial services consulting business, which may carry greater risk of liability than our current lines of business.

We intend to continue and grow the business of providing consulting services to insurance and financial services companies. The risk of malpractice claims from this line of business may be greater than from some of our current lines of business and claims may be for significant amounts.

Our quarterly revenues may fluctuate while our expenses are relatively fixed.

Quarterly variations in our revenues and operating results occur as a result of a number of factors, such as:

•                  The significance of client engagements commenced and completed during a quarter;

•                  The seasonality of some specific types of services.  In particular, retirement revenues are more heavily weighted toward the second half of the fiscal year, when annual actuarial valuations are required to be completed for calendar year end companies and the related services are performed.  In the Technology and Administration Solutions Group, the distribution of work is concentrated at the end of the first fiscal quarter and through the second fiscal quarter, as there is demand from our clients for assistance in updating systems and programs used in the annual re-enrollment of employees in benefit plans, such as flex plans. Much of the remaining business is project-oriented and is thus influenced more by particular client needs and the availability of our workforce;

•                  The number of business days in a quarter, associate hiring and utilization rates and clients’ ability to terminate engagements without penalty;

•                  The size and scope of assignments; and

•                  General economic conditions.

Approximately 70-75 percent of our total operating expenses are relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year end incentive bonuses.  Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results and could result in losses.  Over the most recent eight fiscal quarters, net income from continuing operations has fluctuated from $11.1 million to $29.3 million.

If we do not successfully integrate Watson Wyatt Limited , we may not realize the expected benefits of the acquisition.

We expect that the business combination completed in July 2005 will continue to result in business opportunities and new prospects for growth through new and expanded client relationships and an integrated capital structure that facilitates business development on a global scale. The company may not fully realize these expected business opportunities and growth prospects. Integrating the European business and Watson Wyatt involves the integration of businesses that, while participating in a business alliance, had previously operated independently and under different governance and organizational structures. The difficulties of integrating the operations of these businesses include:

•            The challenge of effecting integration while carrying on ongoing business;

•            Demonstrating to existing and potential clients that the acquisition will not adversely affect customer service standards or business focus;

•            The necessity of coordinating what were previously geographically separate organizations;

•            The potential incompatibilities within the business cultures of the two companies; and

•            The possibility that key managers, consultants and other personnel may not be satisfied or happy at Watson Wyatt as the integration proceeds, may elect to leave.

If we are unable to fully integrate Watson Wyatt Limited’s internal controls and systems into our operations, our business may suffer.

We have spent significant resources integrating financial systems and reviewing and implementing improvements to our internal controls.  Effective internal controls are essential to providing reliable financial information regarding our financial condition and results from operations, as well as for effectively detering fraud.  We cannot be certain that the European business operations have effective internal systems controls and that, upon full integration, will be adequate.  Any failure in the integration of systems, or implementation of new or improved controls, could adversely affect our results of operation and financial condition, or cause us to fail to meet our reporting obligations.

Integrating Watson Wyatt Limited may interrupt other activities of Watson Wyatt.

The continuing process of integrating operations could cause an interruption of or loss of momentum in the activities of one or more of Watson Wyatt’s businesses after the acquisition. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the company’s business, service existing clients, attract new clients and attract and retain highly skilled and motivated consultants.

We now have significantly more assets and employees than we did before the acquisition. The integration process will require us to significantly expand the scope of our operational and financial systems, which will increase our operating complexity. Implementing uniform controls, systems and procedures may be costly and time-consuming, and there can be no assurance that our efforts to implement such controls, systems and procedures will be successful. Management’s failure to effectively operate the company  could have a material adverse impact on our business, financial condition and operating results as well as our ability to meet reporting requirements to the SEC and under Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to risks of doing business internationally.

Since the business combination, an increased portion of our business is located outside of the United States. As a result, a significant portion of our business operations are subject to foreign financial and business risks, which could arise in the event of:

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

These factors may lead to decreased sales or profits and therefore may have a material adverse effect on our business, financial condition and operating results.

Operational readiness of our global administrative infrastructure might not be as complete as required to manage international operations effectively.

The management of geographically dispersed operations requires substantial management resources, resulting in significant ongoing expense. We have not fully integrated all of our global operations from an administrative and reporting standpoint. In addition, we have not yet integrated the businesses acquired into our administrative and reporting process.  We are developing and implementing additional systems and management reporting to help us manage our global operations, but we cannot predict when these systems will be fully operational or how successful they will be. Our global operations may require additional resources to complete integration of our administrative and reporting. These risks could be aggravated in the event of a major business disruption caused by terrorist attacks or similar events.

Our business faces rapid technological change and our failure to respond to this change quickly could adversely affect our business.

Increasingly, to remain competitive in our practice areas, we must identify and offer the most current technologies and methodologies. This is particularly true of our Technology and Administration Solutions Group, in which our success largely depends upon our ability to quickly absorb and apply technological advances in both generic applications and, particularly, those that are specifically required to deliver employee benefits services. In some cases, significant technology choices and investments are required. If we do not respond correctly, quickly or in a cost-effective manner, our business and operating results might be harmed.

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

The business interests of our employee stockholders may not always be consistent with the interests of our non-employee stockholders.

We have various mechanisms in place that may prevent a change in control that a stockholder might favor.

Our certificate of incorporation and bylaws contain provisions that might discourage, delay or prevent a change in control that a stockholder might favor. Our certificate of incorporation and/or bylaws:

•                  Authorize the issuance of preferred stock without fixed characteristics that could be issued by our Board of Directors to increase the number of outstanding shares and deter a takeover attempt;

•                  Classify our Board of Directors with staggered, three-year terms, which may lengthen the time required to gain control of our Board of Directors;

•                  Provide that only the President or our Board of Directors may call a special meeting of stockholders;

•                  Prohibit stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders;

•                  Provide that vacancies on our Board of Directors, including new directorships, may be filled only by the Directors then in office;

•                  Require super-majority voting for the stockholders to amend our bylaws, the classified board and other provisions of our certificate of incorporation;

•                  Prohibit a stockholder from presenting a proposal or director nomination at an annual meeting unless the stockholder provides us with sufficient advance notice.

Our stock price may decline due to the large number of shares of common stock eligible for future sale.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market as a result of the business combination.  Immediately after the business combination and Watson Wyatt Limited’s distribution of consideration paid in the acquisition, Watson Wyatt Limited members and retired members held approximately 22% of our  outstanding common stock (without taking into account shares that may be issued as part of the contingent stock consideration).  Our common stock to be transferred to voting members in connection with the acquisition that are not subsequently distributed to non-voting members are subject to contractual restrictions on transfer.

Common stock distributed to non-voting members is expected to be distributed over time through two trusts in four equal installments. The first occurred in August 2005 at the closing of the business combination.  Subsequent installments are on the first, second and fourth anniversaries of the closing.  The first anniversary installment occurred in August 2006. However, the timing and amount of distributions from the trusts to non-voting members are matters for the trustees and cannot be enforced by Watson Wyatt or Watson Wyatt Limited.  We understand that the former non-voting members of WWHE will have an immediate beneficial entitlement to the shares in the trusts regardless of subsequent employment and that these shares will be paid out from the trusts over a three-year period.  Common stock to be transferred to retired members will not be subject to any transfer restrictions.

Assuming execution by former WWHE voting members of stock transfer agreements and distribution of shares to non-voting members over time, of the 11,040,571 total shares that may be issued in connection with the business combination (including contingent stock consideration), 4,340,774 shares, or approximately 10% of outstanding common stock, were freely transferable immediately after the closing of the acquisition.  Additionally, 2,339,761 shares were transferable after the first anniversary of the acquisition, and 2,410,036 will be transferable after the second anniversary.  Any shares issued as contingent consideration will be transferable after the fourth anniversary of the acquisition; up to 1,950,000 shares of common stock are potentially payable as contingent consideration.  In addition, in the event of a change in control of Watson Wyatt, all stock transfer restrictions will expire.

Our discretion to operate the European business is restricted at least until mid-2007, which may adversely affect our ability to maximize the performance and results of operations of the European business.

We agreed to certain covenants in connection with the business combination in July 2005, that are described in a business transfer agreement that restrict our discretion in operating the European business until final determination of the amount of contingent consideration.  During this period, we generally must operate the European business in the ordinary course in the same manner as operated before consummation of the acquisition.  Additional restrictions until the contingent consideration is determined include prohibitions on material changes to the terms or conditions of any category of employment if such changes would have a material adverse effect on fiscal year 2007 staff costs of the European business, among other things.  We are required to appoint (in consultation with Watson Wyatt Limited), empower and maintain a management team that is required to be incentivized to deliver superior financial performance and shareholder return and increased revenues, with emphasis on meeting conditions for payment of contingent stock consideration and certain employee bonuses.  Such requirements and prohibitions will limit our discretion in operating the European business until mid-2007, and may adversely affect our ability to maximize the performance of the European business or to achieve all of the potential benefits of the acquisition.

We have limited recourse against Watson Wyatt Limited for breaches of the business transfer agreement.

We entered into the business transfer agreement with Watson Wyatt Limited that among other things relied upon warranties from Watson Wyatt Limited regarding the European business. These warranties include warranties regarding a variety of aspects of the European business, including the character and nature of the assets and liabilities, tax matters, employee-related matters and matters relating to accounts and financial information.

Watson Wyatt Limited’s potential liability for breaches of such warranties is limited in a number of respects.  The aggregate amount of such liability is limited to $25 million.  In addition, except with respect to tax-related warranty claims, claims generally must be made within 18 months after consummation of the acquisition.  Significantly, our sole method of recovery for losses incurred as a result of warranty claims is through set off against the contingent stock consideration.  Because contingent consideration will be payable only if certain performance thresholds are satisfied, we cannot be assured of having adequate recourse against Watson Wyatt Limited for losses incurred as a result of inaccurate warranties.

We also will have limited practical recourse against Watson Wyatt Limited for other breaches of the business transfer agreement or for indemnity claims under the agreement.  Currently, Watson Wyatt Limited has minimal business operations and assets.  As a result, even if we were found to be entitled to indemnification or damages resulting from a breach by Watson Wyatt Limited of the business transfer agreement, we cannot be assured that Watson Wyatt Limited will have adequate funds to satisfy any such claim.

Item 1B.                 Unresolved SEC Comments

None.

Item 2.                          Properties.

As of June 30, 2006, we operated in 94 offices in principal markets throughout the world.  Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by Watson Wyatt represented approximately 12 percent of total assets at June 30, 2006, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.

Item 3.                          Legal Proceedings.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 14 “Contingent Liabilities,” of the Notes to the Consolidated Financial Statements in this Form 10-K for the year ended June 30, 2006.

Item 4.                          Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In conjunction with our business combination of WWLLP in the first quarter of fiscal year 2006, we issued 9,090,571 Class A shares, 4,749,797 of which are subject to sale restrictions.  Sale restrictions on these shares will expire as follows:

Expiration Date	Number of Shares
July 31, 2006	2,339,761
July 31, 2007	2,410,036

The payment of up to an additional 1,950,000 Class A shares after June 30, 2007 is contingent upon achievement by the acquired business of certain agreed-upon financial performance goals.  Sale of these shares, if issued, will be restricted until July 31, 2009.  See Note 2 of Notes to the Consolidated Financial Statements included in Item 15 of this report for further information regarding the business combination of WWLLP.

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

Market Information

Watson Wyatt Worldwide, Inc. Class A common stock is currently traded on the New York Stock Exchange under the symbol WW.  The following table sets forth the range of high and low closing share prices for each quarter of fiscal years 2006 and 2005, determined by the daily closing stock prices.

	2006		2005
	High	Low	High	Low

First quarter (July 1 through September 30)	$28.62	$25.76	$26.87	$24.17
Second quarter (October 1 through December 31)	28.56	25.36	27.48	25.21
Third quarter (January 1 through March 31)	32.58	27.95	28.16	25.58
Fourth quarter (April 1 through June 30)	36.34	31.92	27.55	24.90

Holders

As of June 30, 2006, there were approximately 464 registered shareholders of our Class A common stock.

Dividends

In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  Total dividends paid in fiscal years 2006 and 2005 were $12.7 million and $9.8 million, respectively.

During fiscal year 2006 and in conjunction with the business combination, the company amended and restated its credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 15 of this report).  This credit facility requires us to observe certain covenants, including requirements for minimum net worth, which act to restrict dividends.  The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plans include the 2000 Long-Term Incentive Plan, which provides for the granting of nonqualified stock options and stock appreciation rights, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Amended Compensation Plan for Outside Directors.  We grant deferred stock units to certain senior associates through the Watson Wyatt & Company Performance Share Bonus Incentive Program as a part of their annual discretionary compensation and have discontinued the issuance of stock options.  All deferred stock units issued in connection with the 2001 Deferred Stock Unit Plan were fully vested upon issuance.  The company anticipates that the deferred stock units expected to be granted in September 2006 will vest immediately.  All of our equity compensation plans have been approved by stockholders.  See Note 10 of the Notes to the Consolidated Financial Statements for the general terms of these plans.

The following chart gives aggregate information regarding grants under all of the company’s equity compensation plans through June 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	543,615	$13.65	4,058,940	(1)

Total	543,615	$13.65	4,058,940

(1)             Includes 2,548,915 shares remaining available for future issuance under the 2000 Long-Term Incentive Plan, 684,122 shares under the 2001 Employee Stock Purchase Plan, 730,643 shares under the 2001 Deferred Stock Unit Plan for Selected Employees, and 95,260 shares under the Amended Compensation Plan for Outside Directors.

In August 2001, the Board of Directors adopted the company’s 2001 Employee Stock Purchase Plan (the “ESPP”), which subsequently was approved by the stockholders in November 2001.  The ESPP is intended to provide employees of the company with additional incentives by permitting them to acquire a proprietary interest in the company through the purchase of shares of the company’s common stock.  With regard to the Amended Compensation Plan for Outside Directors, an additional 75,000 shares of common stock were authorized and reserved for issuance at the 2005 Annual Meeting of Stockholders in November 2005.

Issuer Purchases of Equity Securities

The company has repurchased shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with the company’s benefit plans.  In May 2003, the company announced a plan to purchase up to 1,150,000 shares of our Class A common stock.  The plan does not have an expiration date.  The table below presents specified information about the company’s stock repurchases during the fourth quarter of fiscal year 2006 and the remaining number of shares that may be purchased under the plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2006, through April 30, 2006	—	$—	—	498,034
May 1, 2006, through May 31, 2006	9,500	35.27	9,500	488,534
June 1, 2006, through June 30, 2006	—	—	—	488,534
Total	9,500	$35.27	9,500

In July 2006, the company announced a plan to purchase up to an additional 1,500,000 shares of our Class A common stock for the purposes outlined above.  The plan does not have an expiration date.

Item 6.                          Selected Consolidated Financial Data.

The table on the following page sets forth selected consolidated financial data of Watson Wyatt as of June 30, 2006 and for each of the years in the five-year period ended June 30, 2006.  The selected consolidated financial data as of June 30, 2006 and 2005, and for each of the three years in the period ended June 30, 2006, were derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K.  The selected consolidated financial data as of June 30, 2004, 2003 and 2002, and for each of the years ended June 30, 2003 and 2002, were derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K.  The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto.

The business combination with WWLLP was completed July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations beginning August 1, 2005.  Pro forma information regarding the business combination is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.  Amounts are in thousands of U.S. Dollars except per share data.

	Year Ended June 30
	2006	2005	2004	2003	2002
Statement of Operations Data:
(amounts are in thousands, except per share data)
Revenue	$1,271,811	$737,421	$702,005	$709,616	$710,480
Costs of providing services:
Salaries and employee benefits	699,049	397,252	396,775	401,274	404,822
Professional and subcontracted services	84,165	57,810	49,159	47,356	48,724
Occupancy, communications and other	164,140	106,752	105,459	106,224	109,163
General and administrative expenses	147,122	74,612	63,631	57,285	55,517
Depreciation and amortization	44,918	20,210	18,511	19,621	20,049
	1,139,394	656,636	633,535	631,760	638,275
Income from operations	132,417	80,785	68,470	77,856	72,205

Income from affiliates	1,135	7,146	7,109	5,787	2,866
Interest income	4,325	2,833	1,636	1,793	1,940
Interest expense	(4,093)	(661)	(893)	(802)	(705)
Other non-operating (loss) income	(2,081)	(7,404)	6,222	761	2,166
Income from continuing operations before income taxes	131,703	82,699	82,544	85,395	78,472
Provision for income taxes	45,585	31,303	32,605	35,015	31,388
Income from continuing operations	86,118	51,396	49,939	50,380	47,084
Discontinued operations (a)	1,073	766	654	6,786	—
Net income	$87,191	$52,162	$50,593	$57,166	$47,084
Earnings per share, continuing operations, basic	$2.08	$1.58	$1.52	$1.52	$1.43
Earnings per share, continuing operations, diluted (b)	$1.99	$1.56	$1.50	$1.51	$1.41
Earnings per share, discontinued operations, basic	$0.03	$0.02	$0.02	$0.21	$—
Earnings per share, discontinued operations, diluted	$0.02	$0.02	$0.02	$0.21	$—
Earnings per share, net income, basic	$2.11	$1.60	$1.54	$1.73	$1.43
Earnings per share, net income, diluted (b)	$2.01	$1.58	$1.52	$1.72	$1.41
Dividend declared per share	$0.30	$0.30	$0.07	$—	$—
Weighted average shares of common stock, basic	41,393	32,541	32,866	32,962	32,985
Weighted average shares of common stock, diluted	43,297	32,845	33,207	33,287	33,421

	As of June 30
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$165,345	$168,076	$136,940	$115,674	$87,974
Working capital	197,312	236,658	207,455	169,308	123,171
Total assets	1,240,359	618,679	512,168	514,462	436,817
Note payable	30,000	—	—	—	—
Dividends declared	12,667	9,756	2,441	—	—
Stockholders’ equity (c)	648,761	234,203	245,184	151,737	159,221
Shares outstanding	42,386	32,627	32,317	32,943	32,897

(a)             In fiscal year 2003, 2004, 2005 and 2006, we revised our estimates related to the remaining future obligations and costs associated with the discontinuation of our benefits administration outsourcing business.  As a result, we reduced the amount of our liability for losses from disposal by $11.4 million, less the associated income tax expense of $4.7 million, by $1.0 million, less the associated income tax expense of $0.4 million, by $1.25 million, less the associated income tax expense of $0.5 million, and by $1.75 million, less the associated income tax expense of $0.7 million, respectively.  In fiscal years 2003, 2004, 2005 and 2006, the company received sublease income of approximately $40,000, $106,000, $44,000 and $64,000 in excess of lease payments related to this business.  These items resulted in a year-to-date income from discontinued operations of $11.5 million, $1.1 million, $1.3 million, and $1.8 million, less the associated income tax expense of $4.7 million, $0.4 million, $0.5 million, and $0.7 million, respectively.

(b)            The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination have been issued and outstanding since July 31, 2005.

(c)             Stockholders’ equity includes the after-tax effect of the recording of a minimum pension liability in fiscal year 2006, 2005 and 2004 of $6,711, $68,379 and $6,651 respectively.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 6 -  Retirement Benefits; Note 11 — Goodwill and Intangible Assets; Note 14 — Commitments and Contingent Liabilities; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”.  You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will,”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions, or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to:

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

Executive Overview

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services.  We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Insurance and Financial Services, and Investment Consulting, operating from 30 countries throughout North America, Europe, Asia Pacific and Latin America.  During fiscal year 2006, Watson Wyatt and WWLLP consummated a business combination.  As a result, the company assumed 100% ownership of WWLLP and WWHE effective July 31, 2005.

We design, develop and implement human resource strategies and programs through the following closely-interrelated practice areas:

Benefits Group — The Benefits Group, accounting for 58 percent of our total fiscal year 2006 revenues, is the foundation of our business.  Retirement, the core of our Benefits business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans in the U.K., leverage from other practices, an improving economy, increased global demand and increased market share.

Technology and Administration Solutions Group — Our Technology and Administration Solutions Group, accounting for 11 percent of our total fiscal year 2006 revenues, provides information technology services to our customers.

Human Capital Group — Our Human Capital Group, accounting for 9 percent of our total fiscal year 2006 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.

Insurance and Financial Services Group — Our Insurance & Financial Services Group accounts for 8 percent of our total fiscal year 2006 revenues. This business is characterized by ongoing relationships with our clients who will typically use our skills on a number of different projects.

Investment Consulting Group - Our Investment Consulting Group accounts for 6 percent of our total fiscal year 2006 revenues.  This business, although relationship based, can be impacted by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.

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

The human resources consulting industry, although highly fragmented, is highly competitive and is comprised of major human capital consulting firms, specialist firms, consulting arms of accounting firms and information technology consulting firms.  We believe we have successfully managed costs throughout the company by leveraging our variable compensation cost structure, initiating targeted job reductions and controlling discretionary spending.  We believe we are well-positioned to take advantage of an improvement in the overall economy.

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

Financial Statement Overview

The business combination was completed July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations through Watson Wyatt Limited beginning August 1, 2005.  Prior to July 31, 2005, or for one month of the first quarter, the company recorded its share of the results of WWLLP and WWHE using the equity method of accounting.  This income is reflected in the “Income from affiliates” line on our income statement.  Our share of the results of our affiliated captive insurance company, PCIC, continues to be recorded using the equity method of accounting, and is also reflected in the “Income from affiliates” line.

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the previous three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue. For the fiscal year 2006, U.S. operations comprised approximately 50 percent of consolidated revenue. Before and after the business combination, no single client accounted for more than four percent of our consolidated revenue for any of the most recent three fiscal years.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, Incurred But Not Reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involves making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results from operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption and different estimates that we could have used or changes in the estimate that are reasonably likely to occur may have a material impact on our financial statements and results of operations.

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

Revenue for fixed-fee arrangements, which span multiple months, is based upon the percentage of completion method. The company typically has three types of fixed-fee arrangements: annual recurring projects, projects of a short duration, and non-recurring system projects. Annual recurring projects and the projects of short duration are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the occasions when cost overruns could lead to the recording of a loss accrual.

Our non-recurring system projects are typically found in our Technology and Administration Solutions Group. They tend to be more complex projects that are longer in duration and subject to more changes in scope as the project progresses than projects undertaken in other segments. We evaluate, at least quarterly, and more often as needed, project managers’ estimates to complete to assure that the projects’ current status is accounted for properly. Our Technology and Administration Solutions Group contracts generally provide that if the client terminates a contract, the company is entitled to payment for services performed through termination.

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

The company has developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by the company and ownership of the technology and rights to the related code remain with the company. Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with the AICPA’s Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period. As a result we do not recognize revenue during the customization phase of an engagement.

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

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expenses. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for fiscal year 2006 was 34.6 percent compared with 37.9 percent for fiscal year 2005.

The company does not provide deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely as asserted under APB 23. Due to the availability of foreign tax credits, it is not practicable to estimate the company’s income tax liability that might be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of foreign subsidiaries which the company plans to remit. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

Tax costs can involve complex issues and may require an extended period to resolve. Changes in the geographic distribution or estimated level of annual pre-tax income, limitations on the use of the company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

We evaluate reserves each quarter and adjust the tax reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision or net income in the period in which that determination is made. The company believes its tax positions comply with applicable tax law and that it has adequately provided for any known tax contingencies.

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

As a result of the business combination described in Note 2, we have included the defined benefit pension plan disclosures for our combined U.K. operations. The disclosures for the newly acquired U.K. plan, along with our historical U.K. plan, are shown separately because the amounts are significant relative to all plans and the assumptions used in the plan are significantly different than those used in all other plans. Under our newly acquired plan in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the plan is June 30.

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

North America and Hong Kong

The following assumptions were used at the end of the past three fiscal years in the valuation of our North American plans, which comprises the majority of the North America and Hong Kong defined benefit pension plans:

	Year Ended June 30
	2006	2005	2004
Discount rate	6.25%	5.25%	6.25%
Expected long-term rate of return on assets	8.75%	9.00%	9.00%
Rate of increase in compensation levels	3.84%	3.34%	3.34%

The 6.25 percent discount rate assumption used at the end of fiscal year 2006 represents a 100 basis point increase from the 5.25 percent discount rate used at the end of fiscal year 2005 and represents the same discount rate used at the end of fiscal year 2004. The company’s 2006 discount rate assumption was determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption decreased to 8.75 percent per annum representing a 25 basis point decrease from the 9 percent rate used in fiscal years 2005 and 2004. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments. The investment makeup is heavily weighted towards equities. The actual return on assets for fiscal year 2006 was 9.4 percent, compared to a return of 10.0 percent for fiscal year 2005.

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

United Kingdom

The following assumptions were used at fiscal year end 2006, July 31, 2005, or the date of the business combination and the valuation of our U.K. plan, and April 30, 2005, the former WWLLP fiscal year end:

	June 30, 2006	July 31, 2005	April 30, 2005
Discount rate	5.10%	5.00%	5.30%
Expected long-term rate of return on assets	5.69%	5.63%	5.76%
Rate of increase in compensation levels	4.75%	4.75%	4.75%

The 5.10 percent discount rate assumption used at the end of fiscal year 2006 represents a 10 basis point increase over the rate used at July 31, 2005 and represents a 20 basis point reduction from the discount rate at April 30, 2005. The discount rate is set in relation to yields on AA European corporate bonds at the measurement date and this reduction reflects the reduction in yields between these two dates.

The expected long-term rate of return on assets assumption increased 6 basis points to 5.69 percent per annum for fiscal year 2006. The rate of return was lowered from April 30, 2005 to July 31, 2005 and was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds. The actual return on assets through fiscal year 2006 was 7.8 percent.

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

The differences in the discount rates and compensation levels for the plans above can be attributed to the differing interest rate environments associated with the currencies and economies to which the plans are subject. The differences in the expected return on assets are primarily driven by the respective asset allocation in each plan, coupled with the return expectations for assets in the respective currencies. The North American plans are approximately 74 percent invested in equities, which on average provide a higher return than bonds, which is the favored investment for the U.K. plans.

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

Goodwill and Intangible Assets

In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired have been based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Estimates of fair value have been based primarily upon future cash flow projections discounted to present value using a risk adjusted discount rate. We evaluate our goodwill for impairment annually and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the net assets for that reporting unit. The fair values used in this evaluation are estimated based upon a multiple of revenue for the reporting unit. This revenue multiple is based on our experience and knowledge. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment would be based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. The impairment expense would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Results of Operations

The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated:

	Year ended June 30
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	55.0	53.9	56.5
Professional and subcontracted services	6.6	7.8	7.0
Occupancy, communications and other	12.9	14.5	15.0
General and administrative expenses	11.6	10.1	9.1
Depreciation and amortization	3.5	2.7	2.6
	89.6	89.0	90.2

Income from operations	10.4	11.0	9.8

Income from affiliates	0.1	1.0	1.0
Interest income	0.3	0.2	0.2
Interest expense	(0.3)	(0.0)	(0.1)
Other non-operating (loss)/income	(0.2)	(1.0)	0.9

Income from continuing operations before income taxes	10.3	11.2	11.8

Provision for income taxes	3.6	4.2	4.7

Income from continuing operations	6.7%	7.0%	7.1%

Fiscal Year Ended June 30, 2006, Compared to Fiscal Year Ended June 30, 2005

Revenue

Revenues for fiscal year 2006 were $1.27 billion, an increase of $534 million, or 72 percent, from $737 million in fiscal year 2005. Of the increase, $481 million is due to the business combination. The remaining increase of $53 million relates to the historical company.

The increases in the historical company segment revenue for fiscal year 2006 as compared to fiscal year 2005 are as follows.

•                  Benefits Group increased revenues $35.6 million, or 8 percent, over fiscal year 2005 due to increased demand from existing clients around plan design and administration as well as revenues from new clients.

•                  Technology and Administration Solutions Group increased revenues $7.8 million, or 12 percent, over fiscal year 2005, largely due to an increase in the number of projects that went into service during the fiscal year. The company begins recognizing revenue after projects go into service. No revenues are recognized during project implementation. At June 30, 2006, the Company had 56 projects in service and 53 projects in implementation. At June 30, 2005, before consummation of the business combination, the company had 10 projects in service and 29 projects in implementation.

•                  Human Capital Group increased revenues $17.5 million over fiscal year 2005 primarily due to the $13.6 million reclassification of Watson Wyatt Data Services from Other into this segment, as well as continuing demand for executive compensation consulting.

•                  Investment Consulting Group increased revenues $3.0 million, or 16 percent, over fiscal year 2005 due to an increase in pension funding and asset performance consulting.

•                  International, consisting of Asia Pacific and Latin America, increased revenues $3.7 million, or 4 percent, over fiscal year 2005. Revenue growth excluding the New Zealand divestiture in the first quarter of fiscal year 2006 was 9 percent primarily due to strong demand for our services in Australia, Korea, Mexico and Brazil.

Salaries and Employee Benefits

Salaries and employee benefit expenses for fiscal year 2006 were $699.0 million, an increase of $301.7 million from $397.3 million in fiscal year 2005, and increased as a percentage of revenue to 55 percent from 53.9 percent. The increase was mainly due to the additional salary and benefit expenses of $271.5 million related to the business combination. The increase in the historical company was due to higher salaries of $23.5 million, partially due to a $1.4 million Long Term Incentive Plan accrual as well as an increase in associates by 4.5 percent. Also included is higher accrual for discretionary compensation of $7.3 million, higher pension expense of $9.0 million, and higher benefits expense of $6.3 million, partially offset by the capitalization of time spent customizing in-house administration systems of $15.9 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

Professional and Subcontracted Services

Professional and subcontracted services were $84.2 million for fiscal year 2006, an increase of $26.4 million, or 45.6 percent, from $57.8 million in the prior period, and decreased as a percentage of revenue to 6.6 percent from 7.8 percent. The increase was mainly due to the additional professional and subcontracted services expenses of $21.0 million related to the business combination. The increase in the historical company was attributable to higher reimbursable expenses incurred on behalf of clients as well as higher contracting costs.

Occupancy, Communications and Other

Occupancy, communications and other expenses were $164.1 million for fiscal year 2006, an increase of $57.3 million or 53.7 percent from $106.8 million during fiscal year 2005, and decreased as a percentage of revenue to 12.9 percent from 14.5 percent.  The increase was mainly due to the additional occupancy, communications, and other expenses of $47.0 million related to the business combination. The increase in the historical company was mainly due to increased travel expense of $2.6 million, higher dues and entertainment of $1.3 million, higher general office of $3.7 million,  and miscellaneous expenses of $6.2 million, partially offset by a reduction in rent of $3.5 million which is partially due to lease terminations in both periods and lease restructuring during fiscal year 2006.

General and Administrative Expenses

General and administrative expenses were $147.1 million for fiscal year 2006, an increase of $72.5 million or 97.2 percent from $74.6 million during fiscal year 2005, and increased as a percentage of revenue to 11.6 percent from 10.1 percent.  The increase was mainly due to the additional general and administrative expenses of $69.2 million related to the business combination.  The increase in the historical company was mainly due to higher travel costs of $0.5 million, higher insurance premiums of $1.1 million, higher salaries and benefits expense of $3.6, partially offset by a decrease in general office expense of $0.9 million as well as miscellaneous decreases of $0.9 million.

Depreciation and Amortization

Depreciation and amortization expense was $44.9 million for fiscal year 2006, an increase of $24.7 million or 122.3 percent from $20.2 million during fiscal year 2005, and increased as a percentage of revenue to 3.5 percent from 2.7 percent.  The increase was mainly due to the additional depreciation and amortization expense of $15.3 million related to the business combination. The increase in the historical company was due to depreciation on major software placed in service during fiscal year 2006 to support our Benefits and Technology and Administration Solutions Group.

Income From Affiliates

Income from affiliates was $1.1 million for fiscal year 2006 compared to $7.1 million for fiscal year 2005.  The fiscal year 2005 income reflects our share of income from WWLLP and WWHE, which were considered to be affiliates of the company for the entire fiscal year.  The fiscal year 2006 amount reflects our share of income from these affiliates only for the first month of fiscal year 2006, after which time the business combination was consummated.

Interest Income

Interest income was $4.3 million for fiscal year 2006, an increase of $1.5 million from $2.8 million during fiscal year 2005.  The increase was due to higher interest earned on our investments as a result of higher interest rates.

Interest Expense

Interest expense was $4.1 million for fiscal year 2006, an increase of $3.4 million from $0.7 million during fiscal year 2005.  The increase was due to debt incurred as a result of the business combination.

Other Non-Operating (Loss) Income

During fiscal year 2006, the company recorded a $3.6 million loss associated with a foreign exchange forward contract entered into in conjunction with the business combination, partially offset by a $1.4 million gain recognized by the company on the sale of its New Zealand operations.  During fiscal year 2005, the company recorded a $4.8 million loss associated with a foreign exchange forward contract entered into in conjunction with the business combination, recognized a settlement cost of $2.2 million related to a claim by a former joint venture partner, and spent $0.4 million to external advisors for strategic consulting.  Non-operating income for fiscal year 2004 includes a $5.6 million gain the company recorded in the first quarter of fiscal year 2004 related to PCIC.  See Note 18 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During fiscal year 2004, the company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to the purchaser and upon their retention by the purchaser.

Provision for Income Taxes

Provision for income taxes was $45.6 million for fiscal year 2006, compared to $31.3 million for the prior period.  Our effective tax rate was 34.6 percent for fiscal year 2006, compared to 37.9 percent for fiscal year 2005.  The change in rate was principally due to decreases in tax reserves and the distribution of geographic income.

Income From Continuing Operations

Income from continuing operations was $86.1 million, an increase of 68 percent from $51.4 million during fiscal year 2005.  As a percentage of revenue, income from continuing operations for fiscal year 2006 decreased to 6.7 percent from 7.0 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations was $1.99 for fiscal year 2006, compared to $1.56 for fiscal year 2005. The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination have been issued and outstanding since July 31, 2005.

Discontinued Operations

During 1998, the company exited from its benefits administration outsourcing business, Wellspring Resources, LLC (“Wellspring”).  Discontinued operations for fiscal years 2006 and 2005 reflect the reduction of the company’s accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.75 million and $1.25 million, respectively, less the associated income tax expenses.  Also, during fiscal year 2006 and 2005, the company received sublease income of approximately $64,000 and $44,000, respectively, in excess of lease payments related to Wellspring.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Fiscal Year Ended June 30, 2005, Compared to Fiscal Year Ended June 30, 2004

Revenue

Revenues for fiscal year 2005 were $737 million, an increase of $35 million, or 5 percent, from $702 million in fiscal 2004.  The variations in segment revenue for fiscal 2005 as compared to fiscal year 2004 are as follows.

•                  Benefits increased revenues $15.9 million, or 4 percent, over fiscal year 2004 due to new client wins in the retirement and healthcare consulting practices, as well as an increase in revenues from existing clients.

•                  Technology and Administration Solutions decreased revenues $10.8 million, or 14 percent, over fiscal year 2004, largely due to the deferral of $13.7 million of consultant time spent customizing administration systems for clients.  Overall consulting activity increased in fiscal year 2005 as compared to fiscal year 2004.  At June 30, 2005, the Company had 10 projects in service and 29 projects in implementation.  At June 30, 2004, the Company had 8 projects in implementation.

•                  Human Capital Group increased revenues $11.6 million, or 26 percent, over fiscal year 2004 primarily due to increased demand for executive compensation consulting, strategic rewards consulting, and government consulting projects.

•                  Investment Consulting increased revenues $1.5 million, or 9 percent, over fiscal year 2004 due to an increase in pension funding and asset performance consulting.

•                  International, consisting of Asia Pacific and Latin America, increased revenues $7.4 million, or 9 percent, over fiscal year 2004.  Revenue growth after adjusting for the impact of the weakening U.S. dollar was 5 percent primarily due to increased demand for our services in China, the Philippines, Taiwan, Mexico and Brazil.

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

General and Administrative Expenses

General and administrative expenses were $74.6 million for fiscal year 2005, an increase of 17 percent from $63.6 million during fiscal year 2004, and increased as a percentage of revenue to 10.1 percent from 9.1 percent.  The increase is mainly due to higher insurance costs of $6.1 million, higher expenses of $1.3 million associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rules, and increased legal expenses of $2.0 million, primarily related to work associated with prior government investigations initiated and concluded during fiscal year 2005.

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

Pro Forma Analysis

For a more meaningful comparison of financial results, the following table presents the company’s unaudited pro forma results for the the year ended June 30, 2006 and 2005 as if the combination and consolidation had occurred at the beginning of each period.  Results for the fiscal year 2006 reflect actual results from August 2005 forward in addition to pro forma results for July 2005.  The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination had been issued at the beginning of each period.

In our opinion, information for the pro forma results for the fiscal years ended June 30, 2006 and 2005 contain all adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the combination actually taken place as of the dates specified, or that may be expected to occur in the future.

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Year Ended June 30,			Percent of Revenue
			%
	2006	2005	Change	2006	2005
	(Unaudited)			(Unaudited)

Revenue	$1,308,730	$1,206,674	8.5	100%	100%

Costs of providing services:
Salaries and employee benefits	723,089	677,456	6.7	55.3	56.1
Professional and subcontracted services	85,356	75,656	12.8	6.5	6.3
Occupancy, communications and other	167,331	157,096	6.5	12.8	13.0
General and administrative expenses	153,720	148,678	3.4	11.8	12.3
Depreciation and amortization	46,343	38,653	19.9	3.5	3.2
	1,175,839	1,097,539	7.1	89.9	90.9

Income from operations	132,891	109,135	21.8	10.1	9.1

Income from affiliates	647	185	249.7	0.05	0.02
Interest (expense)/income, net	(181)	(1,026)	(82.4)	(0.01)	(0.1)
Other non-operating income (loss)	1,521	(2,638)	(157.7)	0.12	(0.22)

Income from continuing operations before income taxes	134,878	105,656	27.7	10.3	8.8

Provision for income taxes	46,881	40,044	17.1	3.6	3.3

Income from continuing operations	$87,997	$65,612	34.1	6.7	5.5

Basic earnings per share:	$2.13	$1.58
Diluted earnings per share:	$2.03	$1.50

Weighted average shares of common stock, basic (000)	41,393	41,632
Weighted average shares of common stock, diluted (000)	43,297	43,723

Pro Forma Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

  Revenue

Pro forma revenues for fiscal year 2006 were $1.31 billion, an increase of $102 million, or 8 percent, from $1.21 billion in pro forma revenues for fiscal year 2005.

•                  Benefits increased revenues $50.2 million, or 8 percent, over fiscal year 2005, primarily due to the impact of regulatory changes in the U.K.  Revenues also increased from new client wins that occurred in the prior year as well as increasing demand for plan design work.

•                  Technology and Administration Solutions increased revenues $11.4 million, or 10 percent, over fiscal year 2005, largely due to an increase in the number of U.S. technology projects that went into service during the fiscal year and due to continued growth in the European administration operations.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after U.S. technology projects go into service.  No revenues are recognized during project implementation.  At June 30, 2006, the company had 56 U.S. technology projects in service and 53 in implementation.  At June 30, 2005, the company had 10 U.S. technology projects in service and 29 in implementation.

•                  Human Capital Group increased revenues $19.6 million, or 22 percent, over fiscal year 2005 primarily due to the $13.6 million reclassification of Watson Wyatt Data Services from Other into this segment, as well as continuing demand for executive compensation consulting.  Excluding the reclassification of WWDS, revenue grew 7 percent.

•                  Insurance and Financial Services increased revenues $14.2 million, or 18 percent, over fiscal year 2005 due to continuing work around legislative changes and expansion of our operations in Amsterdam.

•                  Investment Consulting increased revenues $8.2 million, or 12 percent, over fiscal year 2005 due to an increase in demand for investment strategy and fund manager selection services.

•                  International, consisting of Asia Pacific and Latin America, increased revenues $3.7 million, or 4 percent, over fiscal year 2005.  Revenue growth excluding the New Zealand divestiture in the first quarter of fiscal year 2006 was 7 percent primarily due to strong demand for our services in Australia, Korea, Mexico and Brazil.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for fiscal year 2006 were $723.1 million, compared to $677.5 million for fiscal year 2005, an increase of $45.6 million or 6.7 percent. The increase was mainly due to higher salaries and benefits of $37.2 million, a higher accrual for discretionary compensation and other benefits of $18.4 million, partially offset by the capitalization of time spent customizing in-house administration systems of $15.9 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a percentage of revenue, salaries and employee benefits decreased to 55.3 percent from 56.1 percent.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for fiscal year 2006 were $85.4 million, compared to $75.7 million for fiscal year 2005, an increase of $9.7 million or 12.8 percent. As a percentage of revenue, professional and subcontracted services increased to 6.5 percent from 6.3 percent.  For both periods the increase is principally attributable to higher reimbursable expenses incurred on behalf of clients, as well as increased recruiting fees and temporary staff.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for fiscal year 2006 were $167.3 million compared to $157.1 million for fiscal year 2005, an increase of $10.2 million or 6.5 percent.  The increase is principally attributable to miscellaneous expenses such as travel, repairs and maintenance, general office, and dues partially offset by a decrease in rent and utilities.  As a percentage of revenue, occupancy, communications and other decreased to 12.8 percent from 13 percent.

    General and Administrative Expenses.

General and administrative expenses for fiscal year 2006 were $153.7 million, compared to $148.7 million for fiscal year 2005, an increase of $5.0 million or 3.4 percent.  The increase is mainly due to increased salaries and benefits of $8.2 million, an increase of $1.3 million for miscellaneous items such as travel, rent, and insurance, increased professional service expenses of $1.1 million offset by decreases in publications, general office, equipment rental, and other miscellaneous expenses of $5.0 million.  As a percentage of revenue, general and administrative expense decreased to 11.8 percent from 12.3 percent.

    Depreciation and Amortization.

Depreciation and amortization for fiscal year 2006 was $46.3 million, compared to $38.7 million for fiscal year 2005, an increase of $7.6 million or 19.6 percent.   As a percentage of revenue, depreciation and amortization increased to 3.5 percent from 3.2 percent. For both periods the increase is mainly due to depreciation on internally developed software used to support our Benefits and Technology and Administration Solutions Groups.

   Income From Affiliates.

Income from affiliates for fiscal year 2006 was $0.6 million, compared to $0.2 million for fiscal year 2005, a increase of $0.4 million.  The income in both periods relates to our share of operating results of PCIC.

   Interest Expense, Net.

Interest expense, net for fiscal year 2006 was $0.2 million, compared to $1.0 million for fiscal year 2005. The net expense in both periods was due to debt incurred as a result of the business combination net of interest income earned on remaining cash balances.

    Other Non-operating Expenses.

Other non-operating expenses for fiscal year 2006 includes a $1.4 million gain recognized by the company on the sale of its New Zealand operations. Included in other non-operating expense for fiscal year 2005 was a settlement cost of $2.2 million related to a claim by a former joint venture partner.

   Provision for Income Taxes.

Provision for income taxes for the fiscal year 2006 was $46.9 million, compared to $40.0 million for fiscal year 2005. Our effective tax rate was 34.8 percent for fiscal year 2006 and 37.9 percent for fiscal year 2005.  The tax rate decrease is due to the geographic distribution of income and decreases in tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent  business combination.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

   Income From Continuing Operations.

Income from continuing operations for fiscal year 2006 was $88.0 million, compared to $65.6 million for fiscal year 2005.  As a percentage of revenue, income from continuing operations increased to 6.7 percent from 5.4 percent.

   Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for fiscal year 2006 was $2.03, compared to $1.50 for fiscal year 2005.  The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination had been issued at the beginning of each period.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities at June 30, 2006 totaled $165.3 million, compared to $168.1 million at June 30, 2005. During fiscal year 2006, we used approximately $135.0 million of cash for our business combination of WWLLP (see Note 2 of Notes to the Consolidated Financial Statements).  During fiscal year 2006, we paid previously accrued discretionary compensation of $73.7 million; we repaid $72.0 million of borrowings under our credit facility; paid $29.9 million of accrued bonuses in accordance with the WWLLP purchase agreement; spent $38.0 million in capital expenditures and paid $12.7 million in dividends during fiscal year 2006.  Subsequent to June 30, 2006, we paid the remaining $30.0 million of borrowings outstanding under our credit facility.  These outflows of cash were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including stock buybacks, dividends and acquisitions, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.

Cash From Operating Activities

Cash from operating activities for fiscal year 2006 was $169.1 million, compared to cash from operating activities of $68.1 million for fiscal year 2005.

The allowance for doubtful accounts increased $1.6 million and the allowance for work in process increased $4.6 million from June 30, 2006 to June 30, 2005.  The number of days of accounts receivable and work in process outstanding was 78 at June 30, 2006, down from 80 at June 30, 2005.

Cash from operating activities for fiscal year 2005 was $68.1 million, compared to cash from operating activities of $59.5 million for fiscal year 2004.

Cash Used in Investing Activities

Cash used in investing activities for the fiscal year 2006 was $202.3 million, compared to $29.7 million used in investing activities for fiscal year 2005.  The difference can be primarily attributed to the business combination and other acquisition related payments totaling $137.8 million, higher costs associated with the capitalization of time spent customizing in-house administration systems of $13.4 million in accordance with AICPA’s Statement of Position 98-1and higher purchases of fixed assets of $3.4 million,  net of $20.0 million net sales of Dutch auction rate securities during fiscal year 2005.

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

Cash From (Used in) Financing Activities

Cash from financing activities was $16.9 million for fiscal year 2006, compared to $9.0 million used in financing activities during fiscal year 2005.  The increase was primarily attributable to net borrowings and repayments of $30.0 million.  Subsequent to June 30, 2006, we paid the remaining $30.0 million of borrowings outstanding under our credit facility.

Cash used in financing activities was $9.0 million for fiscal year 2005, compared to $25.0 million for fiscal year 2004.  The decrease was primarily attributable to fewer repurchases of common stock, which was mainly due to the tender offer during fiscal year 2004 discussed below and in Note 10, partially offset by dividends paid during fiscal year 2005.

Capital Commitments

Expenditures of capital funds were $38.0 million for fiscal year 2006.  Anticipated commitments of capital funds for Watson Wyatt are estimated at $50.0 million for fiscal year 2007. We expect cash from operations to adequately provide for these cash needs.

Dividends

In May 2004, the Board of Directors of the company approved the initiation of a quarterly cash dividend in the amount of $0.075 per share.  Total dividends paid in fiscal year 2006 were $12.7 million.

Under our credit facility in effect as of June 30, 2006 (see Note 9 of Notes to the Consolidated Financial Statements included in Item 15 of this report), we are required to observe certain covenants (including requirements for a fixed coverage charge, cash flow leverage ratio and asset coverage) that affect the amounts available for the declaration or payment of dividends.  The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net income, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2006
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Lease commitments	$361,393	$52,153	$91,057	$77,234	$140,949
Revolving Credit Facility	30,000	30,000	—	—	—
Total	$391,393	$82,153	$91,057	$77,234	$140,949

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Pension Contributions.  Contributions to our various pension plans for fiscal year 2007 are projected to be approximately $25.0 million.

Guarantees

Wellspring Leases.  The company continues to guarantee certain leases for office premises and equipment for Wellspring.  At June 30, 2006, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $5.0 million, excluding anticipated sublease income.  The leases are currently generating positive cash flows of less than $0.1 million per fiscal year.  During the third quarter of fiscal year 2006, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  Based on our analysis and the limited duration of the remaining lease obligations, the company eliminated its remaining liability of $1.75 million, less the associated income tax expense.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

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

In connection with our business combination, the payment of an additional 1,950,000 shares of the company’s common stock to WWLLP after June 30, 2007 is contingent upon the achievement by the acquired business of agreed-upon financial performance goals for the fiscal year ended June 30, 2007. The value of all the contingent common stock was $64.3 million based on the NYSE closing price on July 31, 2006. The contingent common stock is payable by Watson Wyatt Limited and the payment obligations are guaranteed by the company.

Under the business combination agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of June 30, 2006.

Credit Agreement

In July 2005, the company amended and restated its credit facility to provide for a new revolving credit facility in an aggregate principal amount of $300 million credit facility.  This facility was provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  The company also pays a 0.13% commitment fee on the unused portion of the facility.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge).  As of June 30, 2006 and 2005, the company had $30 million and $0 million, respectively, outstanding under the facility. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of June 30, 2006.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

On June 5, 2006, Watson Wyatt Australia Pty Ltd, an indirect subsidiary of the company, entered into a $5.0 million Australian dollar-denominated letter of credit facility with a financial institution in Australia for the purpose of providing a letter of credit to a governmental agency as guarantee for ongoing business in their investment consulting practice.  As of June 30, 2006, $5 million AUD ($3.7 million USD) was outstanding under the facility, which carries a rate of 1.00%.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, and claims-made professional liability insurance with a self-insured retention of $1 million per claim. Until June 30, 2006, this program provided coverage for professional liability claims against the company and its non-European subsidiaries not previously owned by WWLLP, including the cost of defending such claims.  Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company (PCIC) owned by us and two other professional services firms. As of July 1, 2006, this program covers claims made against the acquired European operations and predecessor firms, as well as the individual partners of Watson Wyatt LLP and Watson Wyatt Partners.

In formulating its premium structure, PCIC estimates the amount it expects to pay for losses (and loss expenses) for all the members as a whole and then allocates that amount to the member firms based on the individual member’s expected losses.  PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.  As of July 1, 2006, the captive insurance company carries reinsurance for 90% of losses it insures above $25 million.

Our agreements with PCIC could require additional payments to PCIC in the event that the company decided to exit PCIC and adverse claims significantly exceed prior expectations.  If these circumstances were to occur, the company would record a liability at the time it becomes estimable and probable.

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable. Prior to June 30, 2006, our subsidiary, Watson Wyatt Limited, maintained customary commercial insurance policies, including claims-made professional liability insurance covering our European subsidiaries as well as certain predecessor companies, including WWLLP and Watson Wyatt Partners.  This program carried a self-insured retention of £2 million in the aggregate and £100,000 per claim, including the cost of defending such claims.  This program expired on its own terms as of June 30, 2006 and was replaced by the combined program described above.

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $33.9 million IBNR liability recorded as of June 30, 2006.

Recent insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and constraints on aggregate excess coverages, trends that are anticipated to continue.  We expect these recent conditions to recur periodically and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage.  In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital in recent years, with the most recent capital contributions by Watson Wyatt ($1.5 million in cash and a letter of credit for $3.1 million from the company) being made in July 2005.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123R).  FAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of FAS 123.  The company implemented FAS 123(R) during the first quarter of fiscal year 2006 under the modified prospective method.  As a result, during the fiscal year 2006, compensation expense totaling $0.3 million related to the outstanding stock options as of July 1, 2005 has been recognized based on the fair values of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123, less adjustments for forfeitures.  The adoption of FAS 123(R) has not had a material impact on the financial condition or results of operations for the company.

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The application of SAB 107 has not had a material impact on the financial condition or results of operations for the company.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation requires that the company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective for fiscal years after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The company is currently evaluating the impact of adopting FIN 48 on the financial statements.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a  provision that allows a one-time election to exclude up to 85 percent of foreign unrepatriated earnings.

The company has determined there would be no tax benefit from repatriating its foreign earnings under the provision set forth in the AJCA.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business.  These risks include interest rate risk and foreign currency exchange risk.  We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.  See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our handling of foreign currency exchange rate risk associated with the business combination.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our principal executive officer, principal financial officer and senior management, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our principal executive officer, principal financial officer, and senior management concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our periodic reports were filed within the time periods specified in the SEC’s rules and forms as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2006.

Management has excluded Watson Wyatt Limited from its assessment of internal control over financial reporting as of June 30, 2006 because it was acquired by the company in a purchase business combination completed during fiscal year 2006.  The assets, liabilities and results of operations of Watson Wyatt Limited represent approximately 53%, 42% and 37%, respectively, of the company’s consolidated total assets, total liabilities and total revenues, respectively, as of and for the year ended June 30, 2006.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on management’s assessment of our internal control over financial reporting.  This report is included herein.

Part III

Item 10.  Directors, Executive Officers, and Audit Committee of the Registrant.

On July 19, 2006, the Board of Directors of Watson Wyatt Worldwide, Inc. elected Dr. Brendan R. O’Neill to serve as a member of the company’s Board of Directors, to fill an existing vacancy in Class II, with a term expiring at the Annual Stockholders’ meeting in 2008.

Further response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules

a)	Financial Information

(1)	Consolidated Financial Statements of Watson Wyatt Worldwide, Inc.

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2006
Consolidated Balance Sheets at June 30, 2006 and 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2006
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2006
Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2006

Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 111.

c)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT WORLDWIDE, INC.
(Registrant)

Date: August 17, 2006	By:	/s/ John J. Haley
John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer	8/17/06
John J. Haley	and Director

/s/ Carl D. Mautz	Vice President and Chief	8/17/06
Carl D. Mautz	Financial Officer

/s/ Peter L. Childs	Controller	8/17/06
Peter L. Childs

/s/ John J. Gabarro	Director	8/17/06
John J. Gabarro

/s/ R. Michael McCullough	Director	8/17/06
R. Michael McCullough

/s/ Linda D. Rabbitt	Director	8/17/06
Linda D. Rabbitt

/s/Chandrasekhar Ramamurthy	Vice President and Director	8/17/06
Chandrasekhar Ramamurthy

/s/ Gilbert T. Ray	Director	8/17/06
Gilbert T. Ray

/s/ John B. Shoven	Director	8/17/06
John B. Shoven

/s/ Roger Urwin	Vice President and Director	8/17/06
Roger Urwin

/s/ Gene H. Wickes	Vice President and Director	8/17/06
Gene H. Wickes

/s/ John C. Wright	Director	8/17/06
John C. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Watson Wyatt Worldwide, Inc.

We have completed integrated audits of Watson Wyatt Worldwide, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Watson Wyatt Worldwide, Inc. and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report in Internal Control over Financial Reporting, management has excluded Watson Wyatt Limited from its assessment of internal control over financial reporting as of June 30, 2006 because it was acquired by the company in a purchase business combination during fiscal year 2006.  We have also excluded Watson Wyatt Limited from our audit of internal control over financial reporting.  Watson Wyatt Limited is a wholly-owned subsidiary whose total assets, total liabilities, and total revenues represent 53%, 42%, and 37%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

PricewaterhouseCoopers LLP
McLean, Virginia
August 17, 2006

WATSON WYATT WORLDWIDE, INC.

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Year Ended June 30
	2006	2005	2004

Revenue	$1,271,811	$737,421	$702,005

Costs of providing services:
Salaries and employee benefits	699,049	397,252	396,775
Professional and subcontracted services	84,165	57,810	49,159
Occupancy, communications and other	164,140	106,752	105,459
General and administrative expenses	147,122	74,612	63,631
Depreciation and amortization	44,918	20,210	18,511
	1,139,394	656,636	633,535

Income from operations	132,417	80,785	68,470

Income from affiliates	1,135	7,146	7,109
Interest income	4,325	2,832	1,635
Interest expense	(4,093)	(660)	(892)
Other non-operating (loss) income	(2,081)	(7,404)	6,222

Income from continuing operations before income taxes	131,703	82,699	82,544

Provision for income taxes	45,585	31,303	32,605

Income from continuing operations	86,118	51,396	49,939

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations (less applicable income tax expense for the years ended June 30, 2006, 2005, 2004)	1,028	739	592

Sublease income from discontinued operations, less applicable income tax expense for the years ended June 30, 2006, 2005, 2004	45	27	62

Net income	$87,191	$52,162	$50,593

Basic earnings per share:
Income from continuing operations	$2.08	$1.58	$1.52
Income from discontinued operations	0.03	0.02	0.02
Net income	$2.11	$1.60	$1.54

Diluted earnings per share:
Income from continuing operations	$1.99	$1.56	$1.50
Income from discontinued operations	0.02	0.02	0.02
Net income	$2.01	$1.58	$1.52

Weighted average shares of common stock, basic (000)	41,393	32,541	32,866
Weighted average shares of common stock, diluted (000)	43,297	32,845	33,207

See accompanying notes to the

consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share Data)

	June 30,	June 30,
	2006	2005

Assets
Cash and cash equivalents	$165,345	$168,076
Receivables from clients:

Billed, net of allowances of $3,678 and $2,114	180,533	95,977
Unbilled, net of allowances of $5,348 and $700	123,044	62,840
	303,577	158,817

Deferred income taxes	567	24,718
Other current assets	24,158	12,599
Total current assets	493,647	364,210

Investment in affiliates	8,564	30,857
Fixed assets, net	147,738	94,033
Deferred income taxes	70,417	92,915
Goodwill	324,041	21,888
Intangible assets, net	187,075	776
Other assets	8,877	14,000

Total Assets	$1,240,359	$618,679

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$288,396	$122,621
Deferred income taxes	168	283
Income taxes payable	7,771	4,648
Total current liabilities	296,335	127,552

Note payable	30,000	—
Accrued retirement benefits	162,505	205,029
Deferred rent and accrued lease losses	28,982	18,701
Deferred income taxes	480	370
Other noncurrent liabilities	73,296	32,824

Total Liabilities	591,598	384,476

Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 42,463,451 and 33,372,880 issued and 42,385,513 and 32,627,226 outstanding	425	334
Additional paid-in capital	386,392	147,948
Treasury stock, at cost - 77,938 and 745,654 shares	(2,134)	(18,705)
Retained earnings	242,599	168,075
Accumulated other comprehensive income (loss)	21,479	(63,449)
Total Stockholders’ Equity	648,761	234,203

Total Liabilities and Stockholders’ Equity	$1,240,359	$618,679

See accompanying notes to the

consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Year ended June 30
	2006	2005	2004

Cash flows from operating activities:
Net income	$87,191	$52,162	$50,593
Adjustments to reconcile net income to net cash from operating activities:
Loss on foreign currency forward contract	3,602	4,803	—
Other non-operating gain related to PCIC	—	—	(5,600)
Income from discontinued operations, net of income tax expense	(1,028)	(739)	(592)
Provision for doubtful receivables from clients	4,966	5,563	5,612
Depreciation	36,763	19,899	18,196
Amortization of intangible assets	8,155	311	315
Provision for (benefit from) deferred income taxes	33,692	(4,587)	(7,457)
Income from affiliates	(1,136)	(7,146)	(7,109)
Distributions from affiliates	1,614	6,131	5,521
Other, net	449	866	508
Changes in operating assets and liabilities (net of discontinued operations)
Receivables from clients	(27,196)	(14,546)	(16,524)
Other current assets	7,181	(488)	377
Other assets	(2,000)	(6,868)	(538)
Accounts payable and accrued liabilities	5,238	9,532	7,359
Income taxes payable	760	(8,601)	(3,190)
Accrued retirement benefits	4,148	2,101	6,025
Deferred rent and accrued lease losses	1,561	8,502	5,591
Other noncurrent liabilities	5,163	1,189	405
Cash flows from operating activities:	169,123	68,084	59,492

Cash flows used in investing activities:
Purchases of marketable securities	—	(469,400)	(277,600)
Sales and maturities of marketable securities	—	489,400	286,300
Acquisitions	(137,784)	(812)	(321)
Purchases of fixed assets	(38,060)	(34,648)	(23,472)
Capitalized software costs	(27,743)	(14,296)	—
Proceeds from divestitures	1,296	20	622
Cash flows used in investing activities:	(202,291)	(29,736)	(14,471)

Cash flows from (used in) financing activities:
Borrowings	102,000	—	—
Repayments of borrowings	(72,000)	—	—
Foreign currency forward contract	(8,405)	—	—
Dividends paid	(12,667)	(9,756)	—
Repurchases of common stock	(4,272)	(9,358)	(33,139)
Offering costs on repurchases of common stock	—	—	(728)
Tax benefit of exercises of stock options and other	2,034	—	—
Issuances of common stock - exercises of stock options	3,911	1,992	2,142
Issuances of common stock - employee stock purchase plan	6,255	8,078	6,789
Cash flows from (used in) financing activities:	16,856	(9,044)	(24,936)

Effect of exchange rates on cash	13,581	1,832	1,181

(Decrease)/increase in cash and cash equivalents	(2,731)	31,136	21,266

Cash and cash equivalents at beginning of period	168,076	136,940	115,674

Cash and cash equivalents at end of period	$165,345	$168,076	$136,940

See accompanying notes to the

consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A
	Common
	Stock
	Outstanding	Accumulated
	(number of shares,	Class A Common	Additional Paid-in	Treasury Stock,	Other Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total

Balance at June 30, 2003	32,943	$331	$145,922	$(2,956)	$77,517	$(69,077)	$151,737

Comprehensive income:
Net income	—	—	—	—	50,593	—	50,593
Additional minimum pension liability, net of tax	—	—	—	—	—	61,218	61,218
Foreign currency translation adjustment, net of tax	—	—	—	—	—	3,681	3,681
Total comprehensive income							115,492
Cash dividends	—	—	—	—	(2,441)	—	(2,441)
Repurchases of common stock	(1,342)	—	—	(33,139)	—	—	(33,139)
Offering costs on repurchases of common stock	—	—	(728)	—	—	—	(728)
Issuances of common stock - employee stock purchase plan shares	359	1	420	6,368	—	—	6,789
Issuances of common stock - deferred stock units	178	2	4,081	—	—	—	4,083
Issuances of common stock to outside directors	14	—	22	330	—	—	352
Issuances of common stock - stock options	165	—	(1,106)	3,248	—	—	2,142
Tax benefit of exercises of stock options	—	—	897	—	—	—	897

Balance at June 30, 2004	32,317	334	149,508	(26,149)	125,669	(4,178)	245,184

Comprehensive income:
Net income	—	—	—	—	52,162	—	52,162
Additional minimum pension liability, net of tax	—	—	—	—	—	(61,728)	(61,728)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,457	2,457
Total comprehensive loss							(7,109)
Cash dividends	—	—	—	—	(9,756)	—	(9,756)
Repurchases of common stock	(365)	—	—	(9,358)	—	—	(9,358)
Issuances of common stock - employee stock purchase plan shares	362	—	(936)	9,014	—	—	8,078
Issuances of common stock - deferred stock units	151	—	276	3,769	—	—	4,045
Issuances of common stock to outside directors	8	—	16	209	—	—	225
Issuances of common stock - stock options	154	—	(1,818)	3,810	—	—	1,992
Tax benefit of exercises of stock options	—	—	902	—	—	—	902

Balance at June 30, 2005	32,627	$334	$147,948	$(18,705)	$168,075	$(63,449)	$234,203

WATSON WYATT WORLDWIDE, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A
	Common
	Stock
	Outstanding	Accumulated
	(number of shares,	Class A Common	Additional Paid-in	Treasury Stock,	Other Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total

Comprehensive income:
Net income	—	—	—	—	87,191	—	87,191
Additional minimum pension liability, net of tax	—	—	—	—	—	61,662	61,662
Foreign currency translation adjustment, net of tax	—	—	—	—	—	23,266	23,266
Total comprehensive income	—	—	—	—	—	—	172,119
Cash dividends declared	—	—	—	—	(12,667)	—	(12,667)
Repurchases of common stock	(150)	—	—	(4,272)	—	—	(4,272)
Issuances of common stock - employee stock purchase plan shares	228	—	405	5,850	—	—	6,255
Issuances of common stock - deferred stock units and other	181	—	721	4,553	—	—	5,274
Issuances of common stock to outside directors	14	—	21	356	—	—	377
Issuances of common stock - stock options	302	—	(3,845)	7,756	—	—	3,911
Acquisition of WWLLP	9,091	91	238,627	—	—	—	238,718
Other business acquisition	93	—	172	2,328	—	—	2,500
Non-qualified stock option expense	—	—	307	—	—	—	307
Tax benefit of exercises of stock options	—	—	2,036	—	—	—	2,036

Balance at June 30, 2006	42,386	$425	$386,392	$(2,134)	$242,599	$21,479	$648,761

See accompanying notes to the

consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Consolidated Financial Statements
(Tabular Amounts in Thousands of U.S. Dollars Except Share and Percentage Data)

Note 1 - Summary of Significant Accounting Policies

Nature of the Business - Watson Wyatt Worldwide, Inc. (collectively referred to as “we”, “Watson Wyatt” or the “company”), together with our subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource-related technology consulting.  The company’s fiscal year ends on June 30th.

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

Cash and Cash Equivalents - We consider short-term, highly-liquid investments with original maturities of 90 days or less to be cash equivalents.  All of our cash and investments at June 30, 2006 were deemed to be cash and cash equivalents.

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

Fair Value of Financial Instruments - The carrying amount of our cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.  There were borrowings of $30 million outstanding under our revolving credit agreement at June 30, 2006 and no borrowings as of June 30, 2005.  There were no events of default that would require us to satisfy the guarantees described in Note 14.

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

Incurred But Not Reported (IBNR) Claims - The company accrues for IBNR professional liability claims that are estimable and probable, and for which we have not yet contracted for insurance coverage.  This liability was $33.9 million and $13.9 million at June 30, 2006 and 2005, respectively, with the growth being attributable to the business combination.

Stock-based Compensation - In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123(R)).  FAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of FAS 123.  FAS 123(R) became effective for the company as of July 1, 2005. FAS 123(R) was implemented using the modified prospective method.

During fiscal year 2004 and 2005, the company elected to follow APB 25 in accounting for its share-based compensation plans, in accordance with FAS 123.  As a result, the company disclosed pro forma compensation cost as if the company had accounted for its share-based compensation plans using a fair value based method.

The table below reflects the effect on net income and earnings per share for fiscal year 2005 and 2004, as if the company were to recognize compensation expense under the “fair-value-based method” of FAS 123.

	2005	2004

Net income, as reported	$52,162	$50,593
Add: Stock-based compensation expense included in reported net income, net of related tax effects	241	243
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,411)	(1,662)
Pro forma net income	$50,992	$49,174

Earnings per share:
Basic - as reported	$1.60	$1.54
Basic - pro forma	$1.57	$1.50

Diluted - as reported	$1.58	$1.52
Diluted - pro forma	$1.55	$1.48

During fiscal year 2006, the company recognized compensation expense of $2.1 million, or $.03 per diluted share, in connection with our share-based compensation plans.  This does not include any expense related to the 2001 Deferred Stock Unit Plan for Selected Employees, as expense related to shares awarded under this plan is recorded as a component of the company’s accrual for discretionary compensation.

The total income tax benefit recognized in the income statement for the exercise of nonqualified stock options and the award of stock purchase plan shares was $2.1 million for fiscal year 2006, which has been reported in the Consolidated Statements of Cash Flows.

The company repurchases shares of common stock to offset potential dilution from shares issued in connection with the company’s share-based compensation plans.

Earnings per Share - The computation of basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method.  See Note 15 for identification of the components of basic and diluted earnings per share.  The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination had been issued at the date of the business combination.

Goodwill and Intangible Assets - Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon a multiple of revenue for the reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment would be based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. The impairment expense would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) published revisions to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123(R)).  FAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of FAS 123.   The company implemented FAS 123(R) during the first quarter of fiscal year 2006 under the modified prospective method.  As a result, during the fiscal year 2006, compensation expense totaling $0.3 million related to the outstanding stock options as of July 1, 2005 has been recognized based on the fair values of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123, less adjustments for forfeitures.  The adoption of FAS 123(R) has not had a material impact on the financial condition or results of operations for the company.

In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (SAB 107) in which the SEC expressed views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The application of SAB 107 has not had a material impact on the financial condition or results of operations for the company.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”-an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, which clarifies the accounting for uncertainty in income taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation requires that the company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective for fiscal years after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The company is currently evaluating the impact of adopting FIN 48 on the financial statements.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a provision that allows a one-time election to exclude up to 85 percent of foreign unrepatriated earnings. The company has determined there would be no tax benefit from repatriating its foreign earnings under the provision set forth in the AJCA.

Note 2 - Business Combination

On July 31, 2005, the company consummated the business combination with WWLLP.  The assets acquired from WWLLP are held by the company’s principal U.K. subsidiary, Watson Wyatt Limited (the “European business”).  The European business results of operations are included in the consolidated financial statements beginning August 1, 2005 and are not included in the company’s results for the fiscal year ended June 30, 2005.  Results of WWLLP’s operations for the month of July 2005 and for fiscal years 2005 and 2004 are included in “income from affiliates”. The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.  See Note 4 and 13, respectively, for further information regarding the related accounting and operating segments of the combined company.

We believe the European business has strengthened Watson Wyatt’s global market presence. The purchase price of $437.0 million consisted of £88.3 million in cash, or $156.1 million at the exchange rate in effect at August 1, 2005, the issuance of 9,090,571 shares of the company’s common stock valued at $238.7 million, transaction costs of $20.5 million and additional consideration including debt forgiveness and investment elimination.  The shares paid were valued at $26.26 per share, which was the average of the closing market prices of the company’s stock over five business days beginning with two business days prior to the announcement date of January 18, 2005 and ending with the two business days following the announcement date.  In addition, a further 1,950,000 shares may be paid to WWLLP as additional consideration after June 30, 2007, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.  If the contingent shares are issued they will be accounted for as goodwill.

Purchase Price Allocation

The business combination has been accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), where the assets acquired and liabilities assumed are recorded at their respective fair values as of the combination date.  As of the business combination date, the company determined the following estimated fair values for the proportionate assets purchased and liabilities assumed.  The determination of estimated fair value requires management to make significant estimates and assumptions. The company hired an independent third party to assist in the valuation of assets.

	August 1, 2005 (in thousands)
Total purchase price		$437,042
Less net assets acquired:
Trademark and trade name	$108,000
Customer related intangibles	60,600
Core/developed technology	17,500
Cash and cash equivalents	31,230
Client receivables and unbilled revenue	111,305
Other current assets	47,153
Fixed assets	13,068
Other assets	3,795
Current liabilities	(154,854)
Accrued retirement benefits	(49,046)
Other non current liabilities	(33,657)
		155,094
Allocation of goodwill		$281,948

The allocation of the purchase price resulted in the allocation of $281.9 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits	$136,463
Technology and Administration Solutions Group	40,037
Human Capital Group	16,071
Insurance & Financial Services Group	52,160
Investment Consulting Group	37,217
Allocation of goodwill to business segments	$281,948

The majority of the goodwill will be deductible in the U.K. over a period not exceeding 25 years.

Hedge Treatment

During the third quarter of fiscal year 2005, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (British Pound) exposure inherent in the combination.  The forward contract provided for the purchase of £88 million at a fixed price of $164.5 million, with a settlement date of July 29, 2005.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), as amended and interpreted, since the forward contract was associated with a business combination that is subject to the provisions of FAS 141 and the combination involved an equity method investment, the forward contract did not qualify for hedge accounting.  As a result, changes in fair value associated with the forward contract were required to be recognized in the Consolidated Statements of Operations.  Consequently, a loss of $3.6 million was recognized during the first quarter of fiscal year 2006 and included in other non-operating income.  Total losses recognized under this forward contract were $8.4 million.

Pro Forma Financial Information

The following unaudited pro forma combined statements of operations have been provided to present illustrative combined unaudited statements of operations for the years ended June 30, 2006 and 2005, giving effect to the business combination as if it had been completed on July 1, 2005 and 2004, respectively.  The unaudited historical combined statement of operations for the three month period ended June 30, 2006 reflects the actual financial results of the combined company.  The three month period ended June 30, 2005 combines the historical financial results of Watson Wyatt for the three months ended June 30, 2005 with the pro forma historical financial results from WWLLP for the three months ended June 30, 2005.  The year ended June 30, 2006 includes historical financial results from July 2005 of Watson Wyatt, pro forma results of WWLLP for the month of July 2005, combined with the results of the consolidated entity from August 1, 2005 through June 30, 2006.  The year ended June 30, 2005 combines the historical financial results of Watson Wyatt for the year ended June 30, 2005 with the pro forma historical financial results from WWLLP for the year ended June 30, 2005.

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

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Year Ended June 30,
			%
	2006	2005	Change
	(Unaudited)

Revenue	$1,308,730	$1,206,674	8.5

Costs of providing services:
Salaries and employee benefits	723,089	677,456	6.7
Professional and subcontracted services	85,356	75,656	12.8
Occupancy, communications and other	167,331	157,096	6.5
General and administrative expenses	153,720	148,678	3.4
Depreciation and amortization	46,343	38,653	19.9
	1,175,839	1,097,539	7.1

Income from operations	132,891	109,135	21.8

Income from affiliates	647	185	249.7
Interest (expense)/income, net	(181)	(1,026)	(82.4)
Other non-operating income (loss)	1,521	(2,638)	(157.7)

Income from continuing operations before income taxes	134,878	105,656	27.7

Provision for income taxes	46,881	40,044	171

Income from continuing operations	$87,997	$65,612	34.1

Basic earnings per share:	$2.13	$1.58
Diluted earnings per share:	$2.03	$1.50

Weighted average shares of common stock, basic (000)	41,393	41,632
Weighted average shares of common stock, diluted (000)	43,297	43,723

Note 3 - Cash Flow Information

Net cash from operating activities in the Consolidated Statements of Cash Flows includes cash payments for the following:

	Year Ended June 30
	2006	2005	2004

Interest expense	$3,822	$662	$780
Income taxes	21,578	43,373	43,077

Note 4 - Investments in Affiliates

The company has historically operated globally as an alliance with our affiliates.  The company’s investment in affiliates in fiscal year 2005 and 2004 included our investments in three entities:  WWLLP, WWHE and PCIC.  As a result of the business combination described in Note 2, WWLLP and WWHE ceased to be affiliates during fiscal year 2006 and began to be included in the company’s consolidated results from the effective date of the business combination.  PCIC remains an affiliate of the company as of June 30, 2006.  Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the “Income from affiliates” line in the Consolidated Statements of Operations.

Entities accounted for under the equity method and our investments in those affiliates as of June 30, 2006 and 2005 are as follows:

	June 30
	2006	2005

Watson Wyatt LLP	$—	$17,583
Watson Wyatt Holdings (Europe) Limited	—	6,998
Professional Consultants Insurance Company, Inc.	8,564	6,276

Total investment in affiliates	$8,564	$30,857

Watson Wyatt LLP and Watson Wyatt Holdings (Europe) Limited

WWLLP and WWHE were the company’s principal affiliates from April 1, 1995 through the date of the business combination, which was effective July 31, 2005.  During that timeframe, the company recorded its share of results from these entities as “Income from affiliates” and thus the first month of fiscal year 2006 (July 2005) has been accounted for under the equity method, and included in “Income from affiliates” while the results for the remainder of the fiscal year are included in our consolidated results.  Our investment in these two entities was eliminated in conjunction with the accounting for the business combination.

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

Capital contributions to PCIC are required when approved by a majority of its stockholders.  From the time PCIC was organized through June 30, 2006, we have contributed $5.4 million in cash and have designated PCIC as the beneficiary on a total of $8.0 million of letters of credit. Our ownership interest in PCIC as of June 30, 2006 and 2005 was 34.15 and 34.8 percent, respectively. Management believes that the company’s maximum financial statement exposure to loss of its investment in PCIC is limited to the carrying value of the company’s investment in PCIC of $8.6 million, combined with letters of credit totaling $8.0 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $16.6 million.

Fiscal year 2006 includes the company’s only affiliate, PCIC, compared to fiscal year 2005 which includes affiliates PCIC, WWLLP, and WWHE.  Combined summarized balance sheet information at June 30 for all of the company’s affiliates is as follows:

	2006	2005

Current assets	$98,011	$287,166
Noncurrent assets	101,518	166,616

Total assets	$199,529	$453,782

Current liabilities	$20,831	$123,550
Noncurrent liabilities	155,107	200,866
Stockholders’ equity	23,591	129,366

Total liabilities and stockholders’ equity	$199,529	$453,782

Income from affiliates includes our proportionate share of income from these equity investments.  Combined summarized operating results (prior to distribution of profits) reported by the affiliates for the years ended June 30 are as follows:

	2006	2005	2004

Revenue	$33,313	$495,264	$423,783
Operating expenses	26,391	373,423	294,260

Income before taxes	6,922	121,841	129,523

Net income	$4,568	$121,612	$127,152

The company adopted FIN 46(R) in March 2004. FIN 46(R) expands existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities, and activities of another entity.  In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary.  The primary beneficiary is defined as the company that will absorb a majority of the VIE’s expected losses or residual returns if they occur.  Since the company is not obligated to absorb a majority of expected losses or residual returns in the entities it determined to be variable interest entities, the company is not required to consolidate these entities.  Therefore, the adoption of FIN 46(R) had no effect on the company.

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

The components of fixed assets are:

	June 30
	2006	2005

Furniture, fixtures and equipment	$104,367	$85,994
Computer software	99,630	58,184
Leasehold improvements	66,241	52,695
	270,238	196,873
Less: accumulated depreciation and amortization	(122,500)	(102,840)

Fixed assets, net	$147,738	$94,033

Total unamortized computer software costs were $74.2 million and $45.1 million as of June 30, 2006 and 2005, respectively.  Total amortization expense for computer software was $12.9 million and $5.1 million for fiscal year 2006 and 2005, respectively.

Note 6 - Retirement Benefits

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our principal plans (United States, Canada and Hong Kong), benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  The non-qualified plan provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement which is reflected in the balance sheet.  The measurement date for the plans is June 30.  In March 2006, the company amended its U.S. pension plan to remove long-term disability benefits from the plan effective July 1, 2006.  These benefits will thereafter be provided through an insurance provider.  Given the significance of this amendment, the company remeasured the pension plan effective March 31, 2006.  The remeasurement caused pension expense to decrease by $4.0 million during the fourth quarter of fiscal year 2006.

As a result of the business combination described in Note 2, we have included the defined benefit pension plan disclosures for our U.K. operations.  The disclosures for this plan, along with those of our historical U.K. plan, are shown separately because the amounts are significant relative to all plans and the assumptions used in the plan are significantly different than those used in all other plans. Under our newly acquired plan in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the plan is July 31.

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

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost.  The excess of net periodic pension cost over such contributions and direct benefit payments under non-qualified plan provisions is accrued by the company.  The following table sets forth our projected  pension contributions for fiscal year 2007, as well as the pension contributions to our various plans in fiscal years 2006 and 2005:

	2007 (Projected)	2006 (Actual)	2005 (Actual)
U.S.	$10,000	$15,000	$10,000
Canada	2,500	2,747	2,431
Hong Kong	1,100	1,023	1,009
U.K.	12,000	11,039	848

The fair value of plan assets is based on the market value of domestic equity, international equity and fixed income securities that are in the pension portfolio, which vary by country.  To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.

The non-current portions of accrued costs related to our principal retirement plans reflected in the company’s Consolidated Balance Sheets are:

	June 30
	2006	2005

Defined benefit retirement plans	$103,489	$ 151,990
Canadian Separation Allowance Plan	3,766	4,067
Postretirement benefits other than pensions	55,250	48,972

Accrued retirement benefits	$162,505	$205,029

The assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, included the following at the end of the past three fiscal years:

	Year Ended June 30
	2006	2005	2004

Discount rate, Projected Benefit Obligation	6.25%	5.25%	6.25%
Discount rate, Net Periodic Benefit Cost	5.25%	6.25%	6.00%
Expected long-term rate of return on assets	8.75%	9.00%	9.00%
Rate of increase in compensation, PBO	3.84%	3.34%	3.34%
Rate of increase in compensation, Net Periodic Benefit Cost	3.34%	3.34%	3.09%

The 6.25 percent discount rate assumption used at the end of fiscal year 2006 represents a 100 basis point increase from the 5.25 percent discount rate used at the end of fiscal year 2005 and represents the same discount rate used at the end of fiscal year 2004.  The company’s 2006 discount rate assumption was determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption decreased to 8.75 percent per annum representing a 25 basis point decrease from the 9 percent rate utilized in fiscal years 2005 and 2004.  Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets for fiscal year 2006 was 9.4 percent, compared to a return of 10.0 percent for fiscal year 2005.

The company calculates the net periodic benefit costs for a given fiscal year based on assumptions established at the end of the previous fiscal year.  Actuarial gains and losses associated with changing any of these assumptions are not recognized immediately; instead they are accumulated as part of the unrecognized net loss (gain) balance and amortized into the net periodic pension expense over the average remaining service period of participating employees.

Net periodic pension cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30, 2006			Year Ended June 30
	North America &			North America & Hong Kong
	Hong Kong	U.K.	TOTAL	2005	2004

Service cost	$30,515	$11,007	$41,522	$25,202	$26,674
Interest cost	37,421	14,319	51,740	36,457	33,490
Expected return on plan assets	(44,647)	(13,717)	(58,364)	(42,580)	(35,831)
Amortization of transition obligation	(9)	—	(9)	(7)	(4)
Amortization of net unrecognized losses	16,155	294	16,449	6,989	11,406
Amortization of prior service cost	(1,718)	11	(1,707)	(2,161)	(2,169)

Net periodic pension cost	$37,717	$11,914	$49,631	$23,900	$33,566

The following table summarizes benefit obligations associated with the qualified plans:

	June 30, 2006			June 30, 2005
	North America & Hong Kong	U.K.	Total	North America & Hong Kong

Accumulated benefit obligation	$526,563	$289,131	$815,694	$592,823

Projected benefit obligation at beginning of year	$615,838	$312,481	$928,319	$508,725
Service cost	24,514	11,007	35,521	19,896
Interest cost	32,369	14,319	46,688	31,518
Actuarial (gains)/losses	(70,534)	(1,330)	(71,864)	85,607
Benefit payments	(17,981)	(3,869)	(21,850)	(16,975)
Plan amendments	(11,999)	—	(11,999)	—
Change in assumptions	(1,484)	—	(1,484)	10,042
Settlements	305	—	305	253
Other	—	1,380	1,380	845
Foreign currency adjustment	4,530	10,874	15,404	2,794
Projected benefit obligation at end of year	$575,558	$344,862	$920,420	$642,705

The following table summarizes benefit obligations associated with the North America non-qualified plans.  Hong Kong and U.K. do not have non-qualified plans.

	June 30, 2006	June 30, 2005
	Non- Qualified	Non- Qualified
Accumulated benefit obligation	$74,454	$73,131

Projected benefit obligation at beginning of year	$92,613	$78,490
Service cost	6,001	5,306
Interest cost	5,052	5,031
Actuarial losses	3,999	13,740
Benefit payments	(9,574)	(1,418)
Change in assumptions	132	1,389
Settlements	—	(11,100)
Plan Amendments	(2,972)	—
Foreign currency adjustment	1,538	1,175
Projected benefit obligation at end of year	$96,789	$92,613

The table below provides information for the U.S. qualified pension plan with an accumulated benefit obligation in excess of plan assets in fiscal year 2005.  In fiscal year 2006, the U.S. qualified plan assets were greater than the accumulated benefit obligation.

	June 30, 2006			June 30, 2005
	North America & Hong Kong	U.K.	Total	North America & Hong Kong

Projected Benefit Obligation	$575,558	$344,862	$920,420	$554,746
Accumulated Benefit Obligation	526,563	289,131	815,694	512,162
Fair Value of Plan Assets	$557,531	$294,154	$851,685	$445,002

The non-qualified amounts reflect only the U.S. and Canadian plans and are unfunded.

	June 30, 2006	June 30, 2005
	Non- Qualified	Non- Qualified
Projected Benefit Obligation	$96,789	$92,613
Accumulated Benefit Obligation	74,454	73,131
Fair Value of Plan Assets	$—	$—

The Canada and Hong Kong qualified plans each had assets greater than the accumulated benefit obligation.

The table below provides information for the historical U.K. pension plan with an accumulated benefit obligation in excess of plan assets in fiscal years 2006 and 2005.

	June 30, 2006	June 30, 2005

Projected Benefit Obligation	$30,164	$26,867
Accumulated Benefit Obligation	30,164	26,867
Fair Value of Plan Assets	26,057	21,147

The newly acquired U.K. plan had assets greater than the accumulated benefit obligation.

The following table summarizes plan assets associated with the qualified plans:

	June 30, 2006			June 30, 2005
	North America & Hong Kong	U.K.	Total	North America & Hong Kong

Fair value of plan assets at beginning of year	$505,740	$254,513	$760,253	$476,022
Actual return on plan assets	46,291	21,742	68,033	49,537
Company contributions	18,770	11,039	29,809	14,288
Benefit payments	(17,981)	(3,869)	(21,850)	(16,975)
Participant contributions	—	1,380	1,380	845
Foreign currency adjustment	4,711	9,349	14,060	3,170
Fair value of plan assets at end of year	$557,531	$294,154	$851,685	$526,888

The following table, and the narrative that follows, provide information relating to the weighted-average asset allocations at June 30, 2006 and 2005 and the investment strategy for the company’s U.S. and U.K. defined benefit pension plan, which comprises the majority of our defined benefit pension plans:

	North America Plan Assets at June 30,		U.K. Plan Assets at June 30,
	2006	2005	2006	2005
Asset Category
Equity securities	73.7%	84.5%	26.0%	25.0%
Debt securities	26.0	15.5	57.0	65.0
Real estate	0.0	0.0	14.0	10.0
Other	0.3	0.0	3.0	0.0
Total	100.0%	100.0%	100.0%	100.0%

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

In evaluating the strategic asset allocation choices, an emphasis is placed on the long-term characteristics of each individual asset class, and the benefits of diversification among multiple asset classes. Consideration is also given to the proper long-term level of risk for the plan, particularly with respect to the long-term nature of the plan’s liabilities, the impact of asset allocation on investment results, and the corresponding impact on the volatility and magnitude of plan contributions and expense and the impact certain actuarial techniques may have on the plan’s recognition of investment experience.  The currently adopted strategic asset allocation targets for each of the plans is displayed above.

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

The expected return on assets assumption is developed in conjunction with advisors and using the company’s asset model that reflects a combination of rigorous historical analysis and the forward looking views of the financial markets as revealed through the yield on long-term bonds, the price earnings ratios of the major stock market indices and long-term inflation. Amounts are tested for reasonableness against their historical averages.  The actual return on assets for the U.S. plan in fiscal year 2006 was 9.4 percent, compared to a return of 10.2 percent in fiscal year 2005. The actual return on assets for the U.K. plan in fiscal year 2006 was 7.8 percent.

Benefit payments for our defined benefit pension plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal Year	Benefit Payments
	North America & Hong Kong	U.K.	Total
2007	$24,994	$4,808	$29,802
2008	26,880	4,993	31,873
2009	31,897	5,363	37,260
2010	31,195	5,918	37,113
2011	33,768	6,288	40,056
Years 2012 - 2016	217,279	39,760	257,039
	$366,013	$67,130	$433,143

The following table summarizes the funding status associated with the qualified and non-qualified plans:

	June 30, 2006			June 30, 2005
	North America & Hong Kong	U.K.	Total	North America & Hong Kong

Funded status at end of year	$(18,027)	$(50,708)	$(68,735)	$(115,815)
Unrecognized prior service cost	(17,904)	115	(17,789)	(7,489)
Unrecognized net loss/(gain)	84,951	(675)	84,276	177,824
Unrecognized transition obligation/(asset)	(160)	—	(160)	(209)
Net amount recognized	$48,860	$(51,268)	$(2,408)	$54,311

The following table summarizes the funding status associated with the North America non-qualified plans. Hong Kong and UK do not have non-qualified plans.

	June 30, 2006	June 30, 2005
	Non- Qualified	Non- Qualified
Funded status at end of year	$(96,789)	$(92,613)
Unrecognized prior service cost	(5,826)	(3,248)
Unrecognized net loss/(gain)	10,664	7,679
Unrecognized transition obligation/(asset)	115	166
Net amount recognized	$(91,836)	$(88,016)

The unrecognized amounts represent the actual changes in the estimated PBO and plan assets that have not yet been recognized in either the balance sheet or the income statement.  Any differences between actual and assumed results are amortized into the net periodic pension expense over the average remaining service period of participating employees.

In fiscal year 2004, the value of the assets held in the pension plans in the U.S. increased due to market appreciation, resulting in the value of the plan assets becoming greater than the accumulated benefit obligation, thereby eliminating the requirement to record an additional minimum pension liability for the U.S. plans. This resulted in a decrease in the pension liability recorded in the previous year of $105.4 million, a reduction in the charge to Stockholders’ Equity of $62.4 million (reflected in accumulated other comprehensive loss) and a decrease in deferred tax assets of $43.1 million as of June 30, 2004. The value of the assets held in the pension plan in the U.K. remained below the accumulated benefit obligation, resulting in the accumulated benefit obligation remaining greater than the value of the plan assets for U.K. pension plan.  An additional liability of $1.7 million, a non-cash charge to Stockholders’ Equity of $1.2 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $0.5 million as of June 30, 2004 was recorded for the U.K.

In fiscal year 2005, the decline in interest rates caused our accumulated benefit obligation to increase, resulting in the accumulated benefit obligation becoming greater than the value of the plan assets for the U.S pension plans.  Our Canadian non-qualified plan had a liability recorded in the financial statements that was less than its accumulated benefit obligation.  As a result, in both scenarios above, the company was required to record an additional minimum pension liability for those plans in accordance with Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions” (FAS 87).  This resulted in an increase in the pension liability of $103.7 million, an increase in intangible assets of $0.6 million, a non-cash charge to Stockholders’ Equity of $61.3 million (reflected in accumulated other comprehensive loss) and an increase in deferred tax assets of $42.4 million.  Our U.K. plan currently has an additional minimum pension liability recorded of $9.1 million at June 30, 2005.  Our Canadian and Hong Kong qualified pension plan assets were greater than their associated accumulated benefit obligation as of June 30, 2005 and 2004 and thus did not require the recording of additional minimum pension liabilities in either period.

In fiscal year 2006, the rise in interest rates was the principal reason for the decrease in our accumulated benefit obligation, resulting in plan assets becoming greater than the accumulated benefit obligation for the U.S pension plans.  As a result, the company is no longer required to record a minimum pension liability.  Elimination of the prior year’s minimum pension liability resulted in a decrease in the pension liability of $103.7 million, a reduction in the charge to Stockholders’ Equity of $61.3 million (reflected in accumulated other comprehensive loss) and a decrease in deferred tax assets of $42.4 million as of June 30, 2006. Our Canadian non-qualified plan liability recorded in the financial statements remained less than its accumulated benefit obligation, although the amount of the difference decreased in fiscal year 2006, resulting in an decrease in the pension liability of $760,000, a decrease in intangible assets of $78,000, a reduction in the charge to Stockholders’ Equity of $403,000 (reflected in accumulated other comprehensive loss) and a decrease in deferred tax assets of $279,000.  The value of the assets held in the historical pension plan in the U.K. remained below the accumulated benefit obligation, resulting in the accumulated benefit obligation remaining greater than the value of the plan assets for U.K. historical pension plan.  Our historical U.K. plan currently has an additional minimum pension liability recorded of $9.0 million at June 30, 2006.  Our Canadian and Hong Kong qualified pension plan assets were greater than their associated accumulated benefit obligations as of June 30, 2006 and 2005 and thus did not require the recording of additional minimum pension liabilities in either period.

As of June 30, 2006, our Consolidated Balance Sheets reflect the recording of a minimum pension liability of $10.2 million, an intangible asset of $0.6 million, an accumulated other comprehensive loss of $6.7 million (reflected in Stockholders’ Equity) and a deferred tax asset of $2.9 million.

The table below summarizes the amounts reflected in our Consolidated Balance Sheets for the period indicated:

	June 30, 2006			June 30, 2005
	North America & Hong Kong	U.K.	Total	North America & Hong Kong

Prepaid (accrued) benefit cost	$48,860	$(51,268)	$(2,408)	$54,311
Accrued benefit liability	—	(9,154)	(9,154)	(112,842)
Intangible assets	—	115	115	122
Accumulated other comprehensive income	—	9,039	9,039	112,720
Net amounts recognized	$48,860	$(51,268)	$(2,408)	$54,311

	June 30, 2006	June 30, 2005
	Non- Qualified	Non- Qualified
Prepaid (accrued) benefit cost	$—	$—
Accrued benefit liability	(92,950)	(89,723)
Intangible assets	456	486
Accumulated other comprehensive income	658	1,221
Net amounts recognized	$(91,836)	$(88,016)

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates.  The company provides a match to employee contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation.  The company will also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.  The company contributed $3.4 million, $3.0 million, and $0 in fiscal years 2006, 2005, and 2004 respectively.

We also sponsor a Canadian Separation Allowance Plan (CSAP) that provides retirement benefits to substantially all Canadian associates.  The CSAP is an unfunded benefit plan; as such, the amounts due to associates are recorded as a liability in the Consolidated Balance Sheets of the company.  CSAP expense for fiscal years 2006, 2005 and 2004 amounted to $187,000, $192,000 and $243,000, respectively.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates.  We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.  The liability totaled $2.3 million at June 30, 2006 and 2005, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

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

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following over the past three fiscal years:

	Year Ended June 30
	2006	2005	2004

Health care cost trend, accumulated benefit obligation:
Pre-65 benefits (decreasing to 5.00% for 2010 and thereafter)	9.00%	10.00%	9.00%
Post-65 benefits (decreasing to 5.00% for 2010 and thereafter)	9.00%	10.00%	9.00%
Discount rate, accumulated benefit obligation postretirement benefit	6.25%	5.25%	6.25%

Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating employees, which is approximately 16 years.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost in fiscal year 2006	$341	$(234)
Effect on accumulated postretirement benefit obligation as of June 30, 2006	$2,700	$(2,201)

Net periodic postretirement benefit cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30
	2006	2005	2004

Service cost	$1,703	$1,556	$1,686
Interest cost	2,334	2,414	2,300
Amortization of transition obligation	—	77	47
Amortization of net unrecognized losses/(gains)	5	(362)	(274)
Amortization of prior service cost	(660)	(659)	(624)

Net periodic postretirement benefit cost	$3,382	$3,026	$3,135

The following table sets forth the changes in the accumulated postretirement benefit obligation:

	June 30
	2006	2005

Benefit obligation at beginning of year	$42,046	$40,150
Service cost	1,703	1,556
Interest cost	2,334	2,414
Participant contributions	1,613	266
Actuarial gains	(1,710)	(870)
Benefit payments	(3,332)	(3,186)
Other	—	1,011
Foreign currency adjustment	942	705
Benefit obligation at end of year	$43,596	$42,046

The following table sets forth the changes in the company contributions and benefit payments for the postretirement plan:

	June 30
	2006	2005

Fair value of plan assets at beginning of year	$—	$—
Company contributions	1,719	2,920
Participant contributions	1,613	266
Benefit payments	(3,332)	(3,186)
Fair value of plan assets at end of year	$—	$—

The following benefit payments for our postretirement plan, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Benefit Payments

2007	$2,490
2008	2,595
2009	2,676
2010	2,802
2011	2,935
Years 2012 - 2016	16,209
$29,707

The following table sets forth the changes in the funded status in the postretirement plan:

	June 30
	2006	2005

Funded status at end of year	$(43,597)	$(42,046)
Unrecognized prior service cost	(5,506)	(6,149)
Unrecognized net gain	(7,874)	(3,701)
Unrecognized transition obligation	—	—
Net accrued postretirement liability	$(56,977)	$(51,896)

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

Based on the Financial Accounting Standards Board Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FAS 106-2), plans meeting the definition of actuarial equivalence can begin to reflect drug subsidies that will be provided in 2006 under Medicare (Part D).  The liabilities determined as of June 30, 2006 for disclosure purposes reflect these changes. The adoption of FAS 106-2 did not have a material effect on liabilities above.

Note 7 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	June 30
	2006	2005

Accounts payable and accrued liabilities	$88,157	$37,707
Accrued salaries and bonuses	116,633	49,055
Current portion of defined benefit retirement plans and postretirement benefits other than pensions	13,299	4,531
Accrued vacation	25,095	15,716
Advance billings deferred revenue	42,053	13,172
Dividends payable	3,159	2,440
Total accounts payable and accrued liabilities	$288,396	$122,621

Note 8 - Leases

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years.  We have entered into sublease agreements for some of our excess leased space.  Rental expense was $74.8 million, $51.8 million, and $56.1 million for fiscal years 2006, 2005 and 2004, respectively, inclusive of operating expenses related to such space and equipment.  Sublease income was $0.7 million, $0 million and $0.6 million for fiscal years 2006, 2005 and 2004, respectively.

Future minimum lease payments for Watson Wyatt’s operating lease commitments and anticipated cash inflows for sublease income are:

Lease
Fiscal Year	Commitments

2007	$52,153
2008	47,639
2009	43,418
2010	39,639
2011	37,595
Thereafter	140,949
Total	$361,393

We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.

Note 9 - Line of Credit

In July 2005, the company amended and restated its credit facility to provide for a new revolving credit facility in an aggregate principal amount of $300 million credit facility.  This facility was provided by a syndicate of banks.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  The company also pays a 0.13% commitment fee on the unused portion of the facility.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge).  As of June 30, 2006 and 2005, the company had $30 million and $0 million, respectively, outstanding under the facility. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of June 30, 2006.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

On June 5, 2006, Watson Wyatt Australia Pty Ltd entered into a $5.0 million Australian dollar-denominated letter of credit facility with a financial institution in Australia for the purpose of providing a letter of credit to a governmental agency as guarantee for ongoing business in their investment consulting practice.  As of June 30, 2006, $5 million AUD ($3.7 million USD) was outstanding under the facility, which carries a rate of 1.00%.

Note 10 - Employee Stock Plans and Equity

Share-based Compensation Plans

The company has four share-based compensation plans, which are described below.  These compensation plans include the 2000 Long-Term Incentive Plan, which provides for the granting of non-qualified stock options, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Amended Compensation Plan for Outside Directors.  All four plans have been approved by stockholders.

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was approved at the annual stockholders’ meeting in November 2001.  Full-time and regular part-time employees are eligible to participate in the Stock Purchase Plan through payroll deductions of up to 10 percent of each participant’s compensation, subject to certain restrictions.  Offering periods are held monthly.  Shares of common stock acquired pursuant to the Stock Purchase Plan may not be disposed of by the participant for at least three months following the date of purchase.

Certain provisions of the Stock Purchase Plan were revised by the Board of Directors in February 2005.  Prior to these changes, under the plan, offering periods were held every three months beginning each November 1, February 1, May 1 and August 1.  The purchase price for shares of common stock purchased during offering periods was 85 percent of the lower of the fair market value of common stock on the beginning or ending date of each offering period.  Subsequent to changes approved by the Board of Directors, offering periods are now held monthly.  Additionally, the purchase price for shares is now calculated as 95 percent of the fair market value of common stock as of the ending date of each offering period.

As a result of the changes to the Stock Purchase Plan discussed above, the company is not required to recognize compensation cost due to the award of shares under the Stock Purchase Plan during fiscal year 2006.  During fiscal year 2005, the company disclosed pro forma compensation cost related to the 15% discount, which approximated fair value.  During fiscal year 2006, approximately 200,000 shares were issued under this plan.  During fiscal year 2005, approximately 350,000 shares were issued under this plan for a total fair value of $1.0 million.  During fiscal year 2004, approximately 350,000 shares were issued under this plan for a total fair value of $1.2 million.

2001 Deferred Stock Unit Plan for Selected Employees

Deferred Stock Units - In November 2001, the 2001 Deferred Stock Unit Plan for Selected Employees (the “Stock Unit Plan”) was approved at the annual meeting of stockholders.  The Stock Unit Plan is intended to provide senior associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of deferred stock units, in lieu of a portion of their annual fiscal year end bonus, typically paid in September of each year. Each stock unit represents one share of common stock at the market price on the date of grant.  The total number of shares authorized for issuance in payment of deferred stock units under the Stock Unit Plan is 1,500,000 shares.

Deferred stock units have been granted annually since September 2002 and have vested immediately in each year.  Vesting of future awards is at the discretion of the company, with such determination being made prior to issuance of the deferred stock units.

During fiscal year 2006, 177,300 shares of common stock, at a market price of $26.94 were awarded for a total fair value of $4.8 million.  In fiscal year 2005, 151,610 shares of common stock, at a market price of $26.68 were awarded, for a total fair value of $4.0 million.  In fiscal year 2004, 177,502 shares of common stock, at a market price of $22.90 were awarded, for a total fair value of $4.1 million.

SBI Program - On November 19, 2004, the company’s Board of Directors approved a long-term bonus arrangement pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  The arrangement, called the Performance Share Bonus Incentive Program (the “SBI Program”), is a long-term stock bonus arrangement for senior executives of the company and its affiliates that is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the fiscal year-end prior to grant.  Participants may vest between zero and 170% of the target number of deferred stock units based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period.  For the fiscal 2005 through 2007 performance period, the vesting criteria are based upon earnings per share growth, market penetration and cross-selling ratios.  For the fiscal 2006 through 2008 performance period, the vesting criteria are based upon growth in earnings per share and revenue.

Compensation expenses of $1.4 million was recorded pursuant to this plan through fiscal year 2006.  Expenses for this plan are recognized when awards are both probable and reasonably estimable.  The compensation expense associated with these plans is recognized as a component of salaries and employee benefits.

Amended Compensation Plan for Outside Directors

In November 2001, the Board of Directors approved the Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) which provides for the cash and stock compensation of outside Directors.  Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly (at the completed quarter-end share price, which approximates fair value) for services provided during the preceding quarter.  The total number of shares reserved for issuance under the Outside Director’s Plan was originally 50,000.  An additional 25,000 and 75,000 shares of common stock were authorized and reserved for issuance at the 2004 and 2005 Annual Meeting of Stockholders, respectively.

During fiscal year 2006, 14,000 shares of common stock were awarded for a total fair value of $375,000.  In fiscal year 2005, 8,000 shares of common stock were awarded, for a total fair value of $225,000.  In fiscal year 2004, 12,000 shares of common stock were awarded, for a total fair value of $300,000.

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

The stock option agreements have a seven-year life and vest 20 percent at each option anniversary date over a five-year period.  All options under the Stock Option Plan were granted with an exercise price equal to the stock’s fair market value on the date of grant.  Therefore, the intrinsic value of options granted are $0 in accordance with APB 25.  Generally, the number of options granted to associates was based on a percentage of annual compensation.  The company does not currently intend to issue further stock options under the Stock Option Plan.

For the Stock Option Plan, the Company uses the Black-Scholes option valuation model to calculate the fair value of options granted.  Using the Black-Scholes model, the weighted average fair value of options granted during fiscal year 2002 was $8.00 per option, and $5.26 per option for fiscal year 2001.  The following assumptions were used in the calculation

	Fiscal year
	2002	2001
Expected dividend yield	0%	0%
Volatility	40%	40%
Risk free interest rate	4.12%	5.79%
Expected life	4 years	4 years

As discussed above, during fiscal year 2004 and 2005, the company elected to follow APB 25 in accounting for its Stock Option Plan, in accordance with FAS 123.  As a result, in fiscal year 2004 and 2005, the company disclosed pro forma compensation cost of $1.1 million and $0.9 million, respectively, related to nonqualified stock options.  For fiscal year 2006, the company recognized $0.3 million in compensation expense related to the Stock Option Plan, in accordance with FAS 123(R).

The table below presents stock option activity and number and weighted average exercise prices for fiscal year 2006:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
	(in 000’s)

Outstanding at June 30, 2005	859	$13.49
Granted	—	—
Exercised	(302)	13.10
Forfeited	(13)	15.40
Expired	—	—

Outstanding at June 30, 2006	544	$13.65	1.3
Exercisable Options at June 30, 2006	537		1.3

The total fair value of options vested during fiscal year 2006 and 2005 was $1.0 million and $1.2 million, respectively. Cash received from the exercise of nonqualifed stock options for fiscal year 2006 was $4.0 million.

Note 11 - Goodwill and Intangible Assets

The increases in goodwill and intangible assets outlined below for the fiscal year ended June 30, 2006 are principally attributable to the business combination during the first quarter.  See Note 2 for further details regarding the business combination.  The carrying amount of goodwill for the fiscal years ended June 30, 2005 and 2006, are as follows:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	Asia Pacific/ Latin America	All Other Segments	Total
Balance as of June 30, 2005	$16,790	$1,449	$77	$—	$—	$2,358	$1,214	$21,888
Goodwill acquired during the year	143,439	40,037	16,071	37,217	52,160	808	—	289,732
Impairment losses	—	—	—	—	—	—	—	—
Other translation adjustment	6,284	1,682	682	1,563	2,191	19	—	12,421
Balance as of June 30, 2006	$166,513	$43,168	$16,830	$38,780	$54,351	$3,185	$1,214	$324,041

The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2005 and 2006:

	Trademark & trade name	Customer related intangible	Core/ developed technology	Non-compete agreements	Pension	Total
Balance as of June 30, 2005	$—	$84	$—	$84	$608	$776
Intangible assets acquired during the year	108,000	60,600	17,635	—	—	186,235
Other(1)	—	—	—	—	(78)	(78)
Amortization expense	—	(4,748)	(3,344)	(63)	—	(8,155)
Translation adjustment	4,966	2,610	682	—	39	8,297
Balance as of June 30, 2006	$112,966	$58,546	$14,973	$21	$569	$187,075

(1)             Reduction in pension asset due to current year valuation for the Canadian pension plans.

The following table reflects the carrying value of intangible assets at June 30, 2006 and 2005:

	Fiscal year 2006		Fiscal year 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets and intangible pension assets:
Trademark & trade name	$112,966	$—	$—	$—
Customer related intangibles	64,210	5,664	1,001	917
Core/developed technology	18,443	3,470	125	125
Non-compete	672	651	672	588
Intangible pension asset	569	—	608	—
Total intangible assets and intangible pension asset	$196,860	$9,785	$2,406	$1,630

A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles, core/developed technology and the intangible pension asset reflects foreign currency translation adjustments between June 30, 2005 and June 30, 2006.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at June 30, 2006, was 9.7 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30	Amount
2007	$8,989
2008	8,943
2009	8,943
2010	8,943
2011	5,587
Thereafter	32,135
Total estimated amortization expense	$73,540

Note 12 - Income Taxes

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.  The company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

The components of the income tax provision for continuing operations include:

	Year Ended June 30
	2006	2005	2004

Current tax (benefit) expense:
U.S.	$(1,112)	$21,917	$30,696
State and local	1,402	4,221	7,975
Foreign	12,371	7,587	4,051
	12,661	33,725	42,722
Deferred tax (benefit) expense:
U.S.	23,297	(1,151)	(8,636)
State and local	5,166	(156)	(2,453)
Foreign	4,461	(1,115)	972
	32,924	(2,422)	(10,117)
Total provision for income taxes	$45,585	$31,303	$32,605

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2006, and June 30, 2005, are comprised of the following:

	June 30
	2006	2005

Prepaid	$(1,339)	$(867)
Depreciation and amortization	(16,462)	(11,575)
Goodwill	(4,268)	—
Change in accounting method	(40)	(80)
Other	(1,673)	(1,012)
Gross deferred tax liabilities	(23,782)	(13,534)

Accrued retirement benefits	63,789	83,955
Deferred rent	5,488	4,300
Other	9,440	10,231
Foreign net operating loss carryforwards	17,990	7,297
Discontinued operations exit costs	—	715
Accrued liability	15,335	10,946
Capitalized expenditure	941	1,030
Accrued compensation	475	24,604
Deferred revenue	4,501	386
Foreign Tax Credit Carryforwards	—	599
Gross deferred tax assets	117,959	144,063
Deferred tax assets valuation allowance	(23,841)	(13,549)
Net deferred tax asset	$70,336	$116,980

At June 30, 2006, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $56.1 million of which $26.8 million can be indefinitely carried forward under local statutes.  The remaining foreign loss carryforwards will expire, if unused, in varying amounts from 2007 through 2014.  The valuation allowance includes the tax effect of foreign net operating loss carryforwards of $17.1 million and the tax effect of certain foreign temporary expenses of $6.7 million.

The net change in the valuation allowance of $1.1 million in fiscal year 2006 and $2.7 million in fiscal year 2005 is due primarily to the tax effect of the change in foreign net operating losses and deferred foreign expenses.

Domestic and foreign components of income from continuing operations before income taxes for each of the three years ended June 30 are as follows:

	2006	2005	2004

Domestic	$73,672	$69,003	$72,488
Foreign	58,031	13,696	10,056

	$131,703	$82,699	$82,544

The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely.  These earnings relate to ongoing operations and at June 30, 2006 were approximately $192 million.  Due to the availability of U.S. foreign tax credits, it is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings were not reinvested indefinitely.  Deferred taxes have been provided for earnings of foreign subsidiaries which the company plans to remit.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate.  The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30
	2006	2005	2004

Tax provision at U.S. federal statutory tax rate of 35 percent	$46,096	$28,944	$28,890
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(5,974)	1,110	1,029
State income taxes, net of federal tax effect	4,720	1,787	3,152
Non-deductible expenses	6,205	(782)	838
Tax credits	(2,812)	(443)	(2,030)
Other	(2,650)	687	726

Income tax provision	$45,585	$31,303	$32,605

Note 13 - Segment Information

In North America and Europe, the company is primarily organized and managed by practice.  Although our consultants in our Asia Pacific and Latin America offices provide services in these same practice areas, their operations as a whole are managed geographically and comprise a single operating segment.  Therefore, we have six reportable operating segments as follows:

(1)            Benefits Group

(2)            Technology and Administration Solutions Group

(3)            Human Capital Group

(4)            Insurance & Financial Services Group

(5)            Investment Consulting Group

(6)            International — Comprising Asia Pacific and Latin America Operations

Effective in fiscal year 2007, we will begin to report the Asia-Pacific and Latin America operations on a practice basis.  Consequently, the results of this segment will be incorporated into the five practice-based segments highlighted above.

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.  The category previously reported as “other” has been reclassified as “All other segments” in the reconciliation of reportable segments to consolidated amounts as prescribed in Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”, (FAS 131).  This includes communication and change management implementation support services.  Prior period amounts have been restated to conform to the current classification.

The table below presents specified information about reported segments as of and for the year ended June 30, 2006.  As a result, it includes the consolidated results from the acquired businesses since July 31, 2005, as now held by Watson Wyatt Limited:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International — Asia Pacific/ Latin America	Total
Revenue (net of reimbursable expenses)	$689,310	$129,605	$110,421	$91,407	$74,372	$94,171	$1,189,286
Net operating income	177,984	30,706	16,336	17,696	11,827	5,688	260,237
Interest expense	2,586	321	559	252	198	32	3,948
Depreciation & Amortization	12,353	9,537	1,617	1,388	1,210	2,726	28,831
Receivables	181,766	15,868	27,995	26,850	15,688	26,075	294,242

The table below presents specified information about reported segments as of and for the year ended June 30, 2005.  As a result, it does not include results from Watson Wyatt Limited since the combination was not completed until July 31, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International — Asia Pacific/ Latin America	Total
Revenue (net of reimbursable expenses)	$422,336	$66,340	$56,456	$—	$19,016	$90,498	$654,646
Net operating income	99,566	7,404	13,647	—	1,468	5,941	128,026
Interest expense	996	137	110	—	62	12	1,317
Depreciation & Amortization	8,407	1,777	967	—	392	2,681	14,224
Receivables	103,837	5,006	12,517	—	4,004	17,897	143,261

The table below presents specified information about reported segments as of and for the year ended June 30, 2004.  As a result, it does not include results from Watson Wyatt Limited since the combination was not completed until July 31, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	International — Asia Pacific/ Latin America	Total
Revenue (net of reimbursable expenses)	$407,956	$77,114	$44,872	$—	$17,521	$83,129	$630,592
Net operating income	89,014	8,141	5,076	—	2,545	3,319	108,095
Interest expense	565	23	76	—	34	5	703
Depreciation & Amortization	8,921	2,246	1,008	—	385	2,471	15,031
Receivables	99,836	9,330	8,978	—	3,556	18,034	139,734

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	2006	2005	2004

Revenue:
Total segment revenue	$1,189,286	$654,646	$630,592
Reimbursable expenses not included in segment revenue	51,925	37,941	30,965
All other segments	34,140	42,719	41,780
Other, net	(3,540)	2,115	(1,332)
Consolidated revenue	$1,271,811	$737,421	$702,005

Net Operating Income:
Total segment income	$260,237	$128,026	$108,095
Income from affiliates	1,135	7,146	7,109
Differences in allocation methods for depreciation, G&A, pension and medical costs (1)	(4,694)	3,538	4,705
Interest Expense	(4,093)	(661)	(893)
Loss on hedge	(3,602)	(4,807)	—
Other non-operating income	1,521	(2,597)	6,222
Discretionary bonuses	(108,671)	(47,403)	(38,870)
All other segments	(3,977)	4,549	533
Other, net	(6,153)	(5,092)	(4,357)

Consolidated pretax income	$131,703	$82,699	$82,544

Interest Expense:
Total segment expense	$3,948	$1,317	$703
All other segments	104	61	31
Differences in allocation method	41	(717)	159
Consolidated interest expense	$4,093	$661	$893

Depreciation & Amortization:
Total segment expense	$28,831	$14,224	$15,031
All other segments	2,521	2,573	3,031
Intangible asset amortization, not allocated to segments	8,155	311	315
Differences in allocation method and other	5,411	3,102	134
Consolidated depreciation and amortization expense	$44,918	$20,210	$18,511

Receivables:
Total segment receivables	$294,242	$143,261	$139,734
All other segments	4,945	9,855	5,420
Net valuation differences (2)	4,390	5,701	4,680
Total billed and unbilled receivables	303,577	158,817	149,834
Assets not reported by segment	936,782	459,862	362,334
Consolidated assets	$1,240,359	$618,679	$512,168

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

(2) Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenues.

The following represents total revenue and long-lived assets information by geographic area as of and for the years ended June 30:

	Revenue			Long-lived Assets
	2006	2005	2004	2006	2005	2004

United States	$649,109	$587,670	$565,228	$157,780	$120,910	$90,385
United Kingdom	345,732	—	—	493,942	—	—
Rest of World	276,970	149,751	136,777	24,675	40,644	33,329
	$1,271,811	$737,421	$702,005	$676,397	$161,554	$123,714

Revenue is based on the country of domicile for the legal entity that originated the revenue.  Exclusive of the United States and the U.K., revenue from no single country constituted more than 10 percent of consolidated revenues.  Revenue from no single customer constituted more than four percent of consolidated revenues.

Note 14 - Commitments and Contingent Liabilities

The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Letters of Credit.  The company has three outstanding letters of credit totaling $14.3 million under our existing credit facility to guarantee payment to beneficiaries in the event that the company fails to meet its financial obligations to these beneficiaries.  One letter of credit for $2.6 million will expire in October 2006, while the second letter of credit for $8.0 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.  The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $3.7 million) to an Australian governmental agency as required by local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that probability of future usage is remote.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At June 30, 2006, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $5.0 million, excluding anticipated future sublease income.  During the third quarter of fiscal year 2006, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  Based on our analysis and the limited duration of the remaining lease obligations, the company reduced its remaining liability of $1.75 million, less the associated income tax expense.  See Note 16 for more information regarding our obligation to guarantee Wellspring’s leases.

Legal Proceedings: From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  We have received subpoenas and requests for information in connection with government investigations.  The matters reported on below involve the most significant pending or potential claims against us.

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable.  Management believes, based on currently available information, that the results of all pending claims against the company will not have a material adverse effect on the results of operations.

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of the alleged deficiencies in our work.  In response to a discovery request, in January 2005 the plaintiffs disclosed that their minimum damage claim is $53.7 million.  Discovery is continuing, and plaintiff’s expert witnesses include allegations of gross negligence and damage estimates of $100 million. Watson Wyatt’s expert witnesses dispute the allegations of negligence and that Watson Wyatt caused such purported damages.  The trial date has been continued until April 2007.

SBC Holdings, Inc.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated its net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005, we filed a declaratory action in the U.S. District Court for the Eastern District of Michigan to compel arbitration of the matter.  On May 5, 2005, SBC filed an answer and counterclaim to the declaratory judgment action, alleging damages in excess of $46 million.  On June 30, 2006, the Court ruled that disputes involving events prior to the parties’ agreement to arbitrate would be litigated, and those involving events after such agreement, were subject to arbitration.  The Court’s ruling may be appealed to the Sixth Circuit.

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

	Year Ended June 30
	2006	2005	2004

Income from continuing operations	$86,118	$51,396	$49,939
Income from discontinued operations	1,073	766	654
Net income	$87,191	$52,162	$50,593

Weighted average outstanding shares of common stock	41,393	32,541	32,866
Contingency Stock	1,787	—	—
Dilutive effect of employee stock options and employee stock purchase plan shares	117	304	341

Common stock and stock equivalents	43,297	32,845	33,207

Basic earnings per share
Income from continuing operations	$2.08	$1.58	$1.52
Income from discontinued operations	0.03	0.02	0.02
Basic earnings per share, net income	$2.11	$1.60	$1.54

Diluted earnings per share
Income from continuing operations	$1.99	$1.56	$1.50
Income from discontinued operations	0.02	0.02	0.02
Diluted earnings per share, net income	$2.01	$1.58	$1.52

Outstanding stock options for the year ended June 30, 2006, 2005, and 2004 were 0, 1,920, and 2,120, respectively, that were not included in the diluted earnings per share calculation because their effect would have been antidilutive. The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination had been issued at the date of business combination.

Note 16 - Discontinued Operations

As discussed in Note 14, the company continues to guarantee three leases for office premises for Wellspring.  In accordance with the contractual arrangements pursuant to which Watson Wyatt divested its interest in Wellspring, Watson Wyatt agreed to share with another party either costs or benefits arising from these facilities leased by Wellspring.  Since one of the three Wellspring leases is currently sub-leased at rates in excess of the lease rate, the company is contractually entitled to a share of the benefit of the excess cash flow from the sub-leases. During fiscal year 2006, the company received sublease income of approximately $64,000 in excess of lease payments related to this business.  Since the second quarter of fiscal year 2003, the leases have been generating positive cash flows of less than $100,000 per fiscal year. The company’s current assessment is that the positive cash flow from the sub-leases will continue until they expire in December 2006. The company has no direct cash obligation to Wellspring in the sense that its obligation is contingent upon the remaining space being vacated.

During the third quarter of fiscal years 2004, 2005 and 2006, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  The evaluations included an analysis of occupancy rates of Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases.  As a result of the analysis performed during fiscal years 2004, 2005 and 2006, the company reduced its accrual by $1.0 million, $1.25 million and $1.75 million, respectively, less the associated income tax expenses.  Such adjustments are reflected in the Consolidated Statement of Operations for the third quarter of each fiscal year in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”

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

Note 18 - Professional Consultants Insurance Company (PCIC) Other Non-operating Gain

PCIC is a captive insurance company registered in the state of Vermont owned by us and two other professional services firms.  The member companies make equity investments to PCIC as necessary in order for PCIC to comply with capital requirements under Vermont law.

Annual premiums paid by the company are expensed ratably over the policy period of each fiscal year.  Prior to July 1, 2003, the first $5 million of coverage had a premium structure which provided that the captive insurance company would recover from the firm defending the claim approximately 75% of any loss up to $5 million.  Premiums were established by PCIC based on expected losses.  To the extent PCIC’s actual losses exceeded premiums paid, the company would record a liability, as recovery by PCIC of such excess losses would occur through insurance premiums in subsequent years.  Subsequent to July 1, 2003, PCIC still utilizes a premium rating formula which incorporates the insureds’ loss history. To the extent an individual firm’s losses are greater or lesser than originally projected, future premiums may be increased or decreased by up to 75% of the difference.  On a quarterly basis, the company evaluates, pursuant with its agreement with PCIC and through inquiry with PCIC, if any liability should be accrued.  PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company, growth of each of those companies, industry risk profiles in general and the overall insurance markets.

PCIC, in order to limit its consolidated risk, purchased an aggregate stop loss policy from a third party re-insurer.  The stop loss policy provided for recovery by PCIC itself of all losses beyond a specific threshold.  This threshold was exceeded in the first half of calendar year 2003, thereby providing PCIC with a benefit in the amount of the loss experienced in excess of the threshold.

On July 9, 2003, the Board of Directors of PCIC decided to pass on to each of its owners a credit in their 2003-04 policy year in connection with benefits received from an aggregate stop loss insurance policy entered into by PCIC.  PCIC’s Board of Directors determined that this credit would be used to offset all or a portion of each insured’s obligation to PCIC for historical loss experience.   The amount of the Company’s obligation to PCIC prior to the credit was $5.6 million.  The Company’s obligation to PCIC resulted from actual PCIC losses relative to the Company’s claims exceeding premiums paid by the Company, as recovery by PCIC of such excess losses would occur contractually through insurance premiums in the subsequent years.  As of June 30, 2003, the Company’s balance sheet reflected a liability to PCIC for $5.6 million resulting from such excess losses.  As a result, the Company recorded a $5.6 million pre-tax non-operating gain in the first quarter of fiscal year 2004 and included this gain in “Other non-operating income” in the Consolidated Statements of Operations.

As a result of this gain, the Company also recorded a $5.6 million supplemental bonus accrual in the first quarter of fiscal year 2004 that is incremental to the Company’s fiscal year end bonus, but was paid in September 2004 with the regular bonus cycle.  This supplemental bonus is included in Salaries and employee benefits.

Note 19 - Quarterly Financial Data (unaudited)

Unaudited, summarized financial data by quarter for the years ended June 30, 2006 and 2005, is as follows (in thousands, except per share amounts):

	2006 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$265,886	$315,764	$343,072	$347,089
Income from operations	25,406	28,937	41,107	36,967
Income from continuing operations before income taxes	24,807	27,746	41,164	37,986
Income from continuing operations	13,892	17,175	29,336	25,715
Discontinued operations	9	8	1,045	11
Net income	13,901	17,183	30,381	25,726
Earnings per share:
Continuing operations, basic	0.36	0.41	0.69	0.61
Continuing operations, diluted	0.36	0.41	0.69	0.58
Discontinued operations, basic	—	—	0.02	—
Discontinued operations, diluted (a)	—	—	0.02	—
Net income, basic	0.36	0.41	0.71	0.60
Net income, diluted	0.36	0.41	0.71	0.58

	2005 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$175,391	$175,849	$187,560	$198,621
Income from operations	20,665	16,919	21,000	22,201
Income from continuing operations before income taxes	23,354	19,994	21,325	18,026
Income from continuing operations	13,751	11,055	14,340	12,250
Discontinued operations	2	6	748	10
Net income	13,753	11,061	15,088	12,260
Earnings per share:
Continuing operations, basic	0.42	0.34	0.44	0.38
Continuing operations, diluted	0.42	0.34	0.44	0.37
Discontinued operations, basic	—	—	0.02	—
Discontinued operations, diluted	—	—	0.02	—
Net income, basic	0.42	0.34	0.46	0.37
Net income, diluted	0.42	0.34	0.46	0.37

(a)          The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination have been issued and outstanding since July 31, 2005.

WATSON WYATT WORLDWIDE, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts	Additions Resulting From Acquisitions	Deductions	Balance at End of Year

Year Ended June 30, 2006

Allowance for uncollectible accounts	$2,114	$5,680	$—	$1,574	$(5,690)	$3,678

Allowance for unbillable accounts	700	(942)	—	5,590	—	5,348

Valuation allowance for deferred tax assets	13,549	—	—	11,386	(1,094)	23,841

Year Ended June 30, 2005

Allowance for uncollectible accounts	$1,241	$5,479	$—	$—	$(4,606)	$2,114

Allowance for unbillable accounts	730	(30)	—	—	—	700

Valuation allowance for deferred tax assets	10,887	—	2,662	—	—	13,549

Year Ended June 30, 2004

Allowance for uncollectible accounts	$862	$5,468	$—	$—	$(5,089)	$1,241

Allowance for unbillable accounts	678	52	—	—	—	730

Valuation allowance for deferred tax assets	7,211	—	3,676	—	—	10,887

(1)     The net increase is primarily due to the tax effect of the change in realizable foreign net operating losses and other foreign temporary differences.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt Worldwide, Inc.(1)
3.2	Amended and Restated Bylaws of Watson Wyatt Worldwide, Inc.(1)
4	Form of Certificate Representing Common Stock(1)
10.1	Amended and Restated Revolving Credit Agreement Among Suntrust Bank and Others dated July 11, 2005(9)
10.2	Senior Officer Deferred Compensation Plan(2)
10.3	2001 Deferred Stock Unit Plan for Selected Employees(3)
10.4	Amended Compensation Plan for Outside Directors(11)
10.5	Deed of Lease between Watson Wyatt & Company and Arlington Office, LLC, dated April 27, 2004(4)
10.6	Watson Wyatt & Company Performance Share Bonus Incentive Program(5)
10.7	First Amendment to Deed of Lease between Watson Wyatt & Company and Arlington Office L.L.C., dated April 22, 2005(6)
10.8

Business Transfer Agreement, dated as of April 15, 2005, by and among Watson Wyatt & Company Holdings, Watson Wyatt LLP, Watson Wyatt (UK) Acquisitions 2 Limited and The Wyatt Company Holdings Limited(7)

10.9	Form of Employment Agreement between Watson Wyatt Limited and each of Chandrasekhar Ramamurthy, Paul N. Thornton and Roger C. Urwin(7)
10.10	Distribution Agreement, dated as of April 15, 2005, by and among Watson Wyatt LLP, The Wyatt Company Holdings Limited, The Wyatt Company (UK) Limited, Wyatt Trustee Limited and Watson Wyatt Limited(7)
10.11

Deed of Termination and Amendment and Restatement of Indemnities Relating to the Alliance Documents, dated as of April 15, 2005, by and among The Wyatt Company Holdings Limited, Watson Wyatt LLP, Watson Wyatt & Company, Watson Wyatt Holdings Limited, Watson Wyatt Holdings (Europe) Limited, The Wyatt Company (UK) Limited and Wyatt Trustee Limited (in its capacity as Wyatt Partner)  (7)

10.12	Deed of Contribution, dated as of April 15, 2005, by and among Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(8)
10.13	Bonuses Deed, dated as of April 15, 2005, by and among Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(7)
10.14	Form of P.I. Claims Deed by and among the P.I. Trustees, Watson Wyatt LLP, Watson Wyatt Limited and Watson Wyatt & Company Holdings(8)
10.15

Form of Stock Transfer Agreement by and between Watson Wyatt & Company Holdings, Watson Wyatt (UK) Acquisitions 2 Limited and Watson Wyatt Limited and each of Watson Wyatt LLP and each voting member(7)

10.16	Watson Wyatt Incentive Compensation Plan 2005(15)
10.17	Form of Indemnification Agreement among Watson Wyatt & Company Holdings and each of its directors and Section 16 officers(11)
10.18	Amendment to the Credit Agreement Among Suntrust Bank and Others dated September 30, 2005(12)
10.19	First Amendment to Lease Between Watson Wyatt & Company and Arlington Office LLC dated November 14, 2005 (16)
10.20	FY06 Performance Share Bonus Incentive Program (14)
10.21	Trust Deed and Rules of the Watson Wyatt Share Incentive Plan 2005 (U.K.) (13)
10.22	Watson Wyatt Share Incentive Plan 2005 Deed of Amendment (U.K.) (13)
10.23	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme (13)
10.24	Share Purchase Plan 2005 (Spain) (13)
21	Subsidiaries of Watson Wyatt Worldwide, Inc.(13)
23	Consent of the Company’s Independent Registered Public Accounting Firm(13)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

(1)             Incorporated by reference from Registrant’s Form 8-K, filed on January 3, 2006

(2)             Incorporated by reference from Registrant’s Form 10-K, filed on August 20, 2001

(3)             Incorporated by reference from Registrant’s Form DEF14A, filed on October 5, 2001

(4)             Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004

(5)             Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2005

(6)             Incorporated by reference from Registrant’s Form 10-Q, filed on May 10, 2005

(7)             Incorporated by reference from Registrant’s Form S-4 (File No. 33-3124629), filed on May 4, 2005

(8)             Incorporated by reference from Registrant’s Form S-4/A, Amendment No. 1 (File No. 33-3124629) filed on
June 13, 2005

(9)             Incorporated by reference from Registrant’s Form 8-K, filed on July 14, 2005

(10)       Incorporated by reference from Registrant’s Form 8-K, filed on August 25, 2005

(11)       Incorporated by reference from Registrant’s Form 8-K, filed on October 4, 2005

(12)       Incorporated by reference from Registrant’s Form 10-Q, filed on November 9, 2005

(13)       Filed with this Form 10-K

(14)       Incorporated by reference from Registrant’s Form 8-K, filed on May 16, 2006

(15)       Incorporated by reference from Registrant’s Form 8-K, filed on November 17, 2005

(16)       Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2006