Form 10-Q
period 2006-09-30
Watson Wyatt Worldwide, Inc.
filed 2006-11-09
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-16159

WATSON WYATT WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-2211537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 N. Glebe Road Arlington, VA	22203
(Address of principal executive offices)	(zip code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                        Yes   ☐            No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2006.

Class	Outstanding at October 31, 2006
Class A Common Stock, $.01 par value per share	42,381,532 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2006

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)

	Three months ended September 30
	2006	2005
	(Unaudited)

Revenue	$336,004	$265,886

Costs of providing services:
Salaries and employee benefits	185,595	147,550
Professional and subcontracted services	20,035	19,011
Occupancy, communications and other	40,951	32,853
General and administrative expenses	38,099	31,389
Depreciation and amortization	12,751	9,677
	297,431	240,480

Income from operations	38,573	25,406

(Loss)/income from affiliates	(229)	1,351
Interest expense	(443)	(876)
Interest income	1,450	788
Other non-operating income/(loss)	36	(1,862)

Income from continuing operations before income taxes	39,387	24,807

Provision for income taxes	14,573	10,915

Income from continuing operations	24,814	13,892

Discontinued operations:

Sublease income from discontinued operations, less applicable income tax expense for the three months ended September 30, 2006 and 2005	—	9

Net income	$24,814	$13,901

Basic earnings per share:
Income from continuing operations	$0.59	$0.36
Income from discontinued operations	—	—
Net income	$0.59	$0.36

Diluted earnings per share:
Income from continuing operations	$0.56	$0.36
Income from discontinued operations	—	—
Net income	$0.56	$0.36

Weighted average shares of common stock, basic (000)	42,396	38,841
Weighted average shares of common stock, diluted (000)	44,388	39,095

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Data)

	September 30,	June 30,
	2006	2006
	(unaudited)
Assets
Cash and cash equivalents	$63,394	$165,345
Receivables from clients:
Billed, net of allowances of $6,570 and $3,678	177,052	180,533
Unbilled, at estimated net realizable value	140,588	123,044
	317,640	303,577
Deferred income taxes	4,366	567
Other current assets	46,847	24,158
Total current assets	432,247	493,647

Investment in affiliates	8,224	8,564
Fixed assets, net	152,568	147,738
Deferred income taxes	75,300	70,417
Goodwill	328,526	324,041
Intangible assets	187,115	187,075
Other assets	8,707	8,877
Total Assets	$1,192,687	$1,240,359

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$206,261	$288,396
Deferred income taxes	—	168
Income taxes payable	16,434	7,771
Total current liabilities	222,695	296,335

Note payable	25,000	30,000
Accrued retirement benefits	165,370	162,505
Deferred rent and accrued lease losses	28,864	28,982
Deferred income taxes	443	480
Other noncurrent liabilities	77,619	73,296
Total Liabilities	519,991	591,598

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 42,513,451 and 42,463,451 issued and 42,329,814 and 42,385,513 outstanding	425	425
Additional paid-in capital	387,344	386,392
Treasury stock, at cost - 183,637 and 77,938 shares	(7,329)	(2,134)
Retained earnings	264,237	242,599
Accumulated other comprehensive income	28,019	21,479
Total Stockholders’ Equity	672,696	648,761

Total Liabilities and Stockholders’ Equity	$1,192,687	$1,240,359

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Three months ended September 30
	2006	2005
	(Unaudited)
Cash flows used in operating activities:
Net income	$24,814	$13,901
Adjustments to reconcile net income to net cash used in operating activities:
Loss on foreign currency forward contract	—	3,602
Income from discontinued operations, net of income tax expense	—	(9)
Provision for doubtful receivables from clients	8,187	5,832
Depreciation	10,460	8,157
Amortization of intangible assets	2,291	1,520
Provision for deferred income taxes	(8,576)	(281)
Income from affiliates	229	(1,351)
Distributions from affiliates	—	1,639
Other, net	216	(1,070)
Changes in operating assets and liabilities (net of discontinued operations):
Receivables from clients	(20,509)	(2,398)
Other current assets	(23,457)	(21,919)
Other assets	178	(517)
Accounts payable and accrued liabilities	(71,987)	(59,457)
Income taxes payable	9,463	(1,488)
Accrued retirement benefits	2,112	8,878
Deferred rent and accrued lease losses	(119)	(13)
Other noncurrent liabilities	4,138	3,361
Cash flows used in operating activities:	(62,560)	(41,613)
Cash flows used in investing activities:
Acquisitions and contingent consideration payments	(1,118)	(133,169)
Purchases of fixed assets	(9,018)	(7,823)
Capitalized software costs	(5,528)	(8,736)
Proceeds from divestitures	36	1,740
Cash flows used in investing activities:	(15,628)	(147,988)
Cash flows (used in) from financing activities
Borrowings	35,000	102,000
Repayment on borrowings	(40,000)	—
Foreign currency forward contract	—	(8,405)
Dividends paid	(3,176)	(3,156)
Repurchases of common stock	(20,065)	—
Tax benefit on exercise of stock options and employee stock purchase plan	832	192
Issuances of common stock - exercises of stock options	1,349	356
Issuances of common stock - employee stock purchase plan	1,463	1,647
Cash flows (used in) from financing activities	(24,597)	92,634
Effect of exchange rates on cash	834	1,079
Decrease in cash and cash equivalents	(101,951)	(95,888)
Cash and cash equivalents at beginning of period	165,345	168,076
Cash and cash equivalents at end of period	$63,394	$72,188

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars)

	Class A
	Common
	Stock
	Outstanding					Accumulated
	(number	Class A	Additional	Treasury		Other
	of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Income	Total
Balance at June 30, 2006	42,386	$425	$386,392	$(2,134)	$242,599	$21,479	$648,761

Comprehensive income:
Net income					24,814		24,814
Additional minimum pension liability, net of tax						(21)	(21)
Foreign currency translation adjustment, net of tax						6,561	6,561
Total comprehensive income							31,354
Cash dividends declared					(3,176)		(3,176)
Repurchases of common stock	(500)			(20,065)			(20,065)
Issuances of common stock - employee stock purchase plan shares	43		61	1,402			1,463
Issuances of common stock - deferred stock units	295		2,160	9,765			11,925
Issuances of common stock to outside directors	7		59	194			253
Issuances of common stock - stock options	99		(2,160)	3,509			1,349
Tax benefit of exercises of stock options			832				832

Balance at September 30, 2006 (unaudited)	42,330	$425	$387,344	$(7,329)	$264,237	$28,019	$672,696

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)

Note 1 — Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt Worldwide, Inc. and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt Worldwide” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q.  In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments,  which are necessary for a fair presentation of the consolidated financial statements and results for the interim periods.  The consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2007.  The results reflect certain  estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the consolidated financial statements and related notes.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2 — Business Combination.

On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt LLP (“WWLLP”) (the “business combination”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership. The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.  See Note 3 for further information regarding the related accounting and operating segments of the combined company.

We believe the European business has strengthened Watson Wyatt’s global market presence. The purchase price of $437.0 million consisted of £88.3 million in cash, or $156.1 million at the exchange rate in effect at August 1, 2005, the issuance of 9,090,571 shares of the company’s common stock valued at $238.7 million, transaction costs of $20.5 million and additional consideration including debt forgiveness and investment elimination.  The shares paid were valued at $26.26 per share, which was the average of the closing market prices of the company’s stock over five business days beginning with two business days prior to the announcement date of January 18, 2005 and ending with the two business days following the announcement date.  In addition, a further 1,950,000 shares may be paid to the former partners of WWLLP as additional consideration after June 30, 2007, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.  If the contingent shares are issued they will be accounted for as goodwill.

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

The majority of the goodwill will be deductible for tax purposes in the U.K. over a period not exceeding 25 years.

Hedge Treatment

During the third quarter of fiscal year 2005, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (British Pound) exposure inherent in the combination.  The forward contract provided for the purchase of £88 million at a fixed price of $164.5 million, with a settlement date of July 29, 2005.  In accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), as amended and interpreted, since the forward contract was associated with a business combination that is subject to the provisions of FAS 141 and the combination involves an equity method investment, the forward contract did not qualify for hedge accounting.  As a result, changes in fair value associated with the forward contract were required to be recognized in the Consolidated Statement of Operations during the first quarter of fiscal year 2006.  Consequently, a loss of $3.6 million has been recognized during the first quarter of fiscal year 2006 and included in other non-operating income.  Total losses recognized under this forward contract were $8.4 million.

Pro Forma Financial Information

The following unaudited pro forma combined statement of operations has been provided to present an illustrative combined unaudited statement of operations for the three month period ended September 30, 2005, giving effect to the combination as if it had been completed on July 1, 2005. The unaudited combined statement of operations for the three month period ended September 30, 2006 reflects the actual financial results of Watson Wyatt as a combined company. The unaudited pro forma combined statement of operations for the three month period ended September 30, 2005 combines the actual financial results for the combined company from August 1, 2005, the dated of combination, through September 30, 2005 with the historical financial results of Watson Wyatt for July 2005 and the pro forma historical financial results of WWLLP for July 2005.   The diluted earnings per share calculation in this pro forma analysis assumes that the 1,950,000 shares related to the business combination had been issued at the beginning of each period.

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

Pro Forma Combined Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30
	2006	2005
	Historical	Pro forma
	(Unaudited)
Revenue	$336,004	$302,329

Costs of providing services:
Salaries and employee benefits	185,595	170,221
Professional and subcontracted services	20,035	19,695
Occupancy, communications and other	40,951	37,950
General and administrative expenses	38,099	36,817
Depreciation and amortization	12,751	10,983
	297,431	275,666

Income from operations	38,573	26,663
(Loss)/income from affiliates	(229)	828
Interest income/(expense), net	1,007	(838)
Other non-operating income	36	1,740

Income from continuing operations before income taxes	39,387	28,393
Provision for income taxes	14,573	12,493

Income from continuing operations	$24,814	$15,900

Basic earnings per share:	$0.59	$0.38
Diluted earnings per share:	$0.56	$0.36

Weighted average shares of common stock, basic (000)	42,396	41,871
Weighted average shares of common stock, diluted (000)	44,388	44,075

The pro forma information for the quarter ended September 30, 2005 excludes, in Other non-operating income, a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination with WWLLP.

Note 3 — Segment Information.

Watson Wyatt is organized and managed through a matrix form of organization.  During fiscal year 2006, we substantially completed the global implementation of our financial systems which has enabled segment reporting around the world.  As a result, beginning fiscal year 2007, the Asia-Pacific and Latin America operations have been reported on a practice basis and are included in our operating segments listed below. We now have five reportable operating segments or practice areas as follows:

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

The table below presents specified information about reported segments as of and for the three months ended September 30, 2006:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	Total
Revenue (net of reimbursable expenses)	$185,355	$37,201	$39,579	$26,383	$27,368	$315,886
Net operating income	44,922	8,395	5,054	5,069	6,566	70,006
Receivables	199,466	19,975	41,161	28,873	19,794	309,269

The table below presents specified information about reported segments as of and for the three months ended September 30, 2005 as restated to reflect the elimination of the “Asia-Pacific/Latin America” and “other” segments.  The segment information below includes the consolidated results from Watson Wyatt Limited from August 1, 2005, the date of combination, through September 30, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	Total
Revenue (net of reimbursable expenses)	$156,983	$25,176	$31,478	$15,355	$16,348	$245,340
Net operating income	39,212	5,462	1,626	2,692	1,699	50,691
Receivables	178,497	14,791	31,544	19,945	13,628	258,405

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.  Prior year data has been restated to be consistent with current classifications for comparative purposes.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30
	2006	2005

Revenue:
Total segment revenue	$315,886	$245,340
Reimbursable expenses not included in total segment revenue	10,504	10,160
All other segments	9,834	12,449
Other, net	(220)	(2,063)
Consolidated revenue	$336,004	$265,886

Net Operating Income:
Total segment net operating income	$70,006	$50,691
Income from affiliates	(229)	1,351
Differences in allocation methods for depreciation, G&A, medical and pension costs(1)	(2,231)	(1,950)
Gain on sale of business units	36	1,740
Loss on hedge	—	(3,602)
Discretionary compensation	(29,920)	(21,320)
All other segments	(1,395)	552
Other, net	3,120	(2,655)
Consolidated income before income taxes	$39,387	$24,807

Receivables:
Total segment receivables - billed and unbilled	$309,269	$258,405
All other segments	8,270	9,752
Net valuation differences(2)	101	3,449
Total billed and unbilled receivables	317,640	271,606
Assets not reported by segment(3)	875,047	901,319
Consolidated assets	$1,192,687	$1,172,925

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

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $515.6 million.

Note 4 — Share-based Compensation.

The Financial Accounting Standards Board (FASB) issued FAS123(R), “Share-based Payment” as a  revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  FAS 123(R) requires companies to account for share-based payment transactions with employees using a fair-value based method, thereby eliminating the disclosure-only provisions of FAS 123.  FAS 123(R) became effective for the company as of July 1, 2005.

The company has four share-based compensation plans, which are described below.  These compensation plans include the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees, the Compensation Plan for Outside Directors and the 2000 Long-Term Incentive Plan.  All four plans have been approved by stockholders.

2001 Employee Stock Purchase Plan

The employee stock purchase plan enables employees to purchase shares of the company’s stock.  No compensation expense was recognized as a result of this plan during the first three months of fiscal year 2007 or 2006.

2001 Deferred Stock Unit Plan for Selected Employees

Deferred Stock Units - The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus.  Shares under this plan are awarded during the first quarter of each fiscal year.  During the first quarter of fiscal year 2007, 300,552 shares of common stock, at an average market price of $40.48 were awarded for a total fair value of $12.2 million.  During the first quarter of fiscal year 2006, 177,300 shares of common stock, at a market price of $26.94 were awarded, for a total fair value of $4.8 million.

SBI Program  — On November 19, 2004, the company’s Board of Directors approved a long-term bonus arrangement pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  The arrangement, called the Performance Share Bonus Incentive Program (the “SBI Program”), is a long-term stock bonus arrangement for senior executives of the company and its affiliates that is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the fiscal year-end prior to grant.  Participants may vest between zero and 170% of the target number of deferred stock units based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period.  For the fiscal year 2005 through 2007 performance period, the vesting criteria are based upon earnings per share growth, market penetration and cross-selling ratios.  For the fiscal year 2006 through 2008 performance period, the vesting criteria are based upon growth in earnings per share and revenue.

Compensation expense of $0.3 million was recorded pursuant to these plans for the first quarter of fiscal year 2007 compared to no compensation expense for the first quarter of fiscal year 2006.  Expenses for these plans will be recognized when awards are both probable and reasonably estimable.  If applicable, compensation expense will be recognized as a component of the discretionary annual bonus recorded in salaries and employee benefits.

Amended Compensation Plan for Outside Directors

The Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) provides for the cash and stock compensation of outside Directors.  Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly for services provided during the preceding quarter.  In addition, outside directors receive shares with a grant date market value of $45,000 at the end of each fiscal year for services performed during the preceding fiscal year. Approximately $0.3 million of compensation expense was recorded relative to this plan during the first quarter of fiscal year 2007 compared to $0.2 million in the first quarter of fiscal year 2006.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering in fiscal year 2001.  No options have been granted under the stock option plan since fiscal year 2001 and the company does not currently intend to issue further stock options under the Stock Option Plan. For the first quarter of fiscal year 2007, the company recognized less than $0.1 million in compensation expense related to the Stock Option Plan, in accordance with FAS 123(R).  For the first quarter of fiscal year 2006, the company recognized compensation expense of $0.2 million, related to the Stock Option Plan.

Note 5 — Retirement Benefits.

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our plans in North America, benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  Under our plan in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for  each of  the plans is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America for the three month periods ended September 30, 2006 and 2005, and for the U.K. defined benefit pension plan for the three month period ended September 30, 2006 and for the two months ended September 30, 2005:

	September 30		September 30
	2006	2005	2006	2005
	North America		U.K.

Service Cost	$7,387	$7,109	$2,895	$2,090
Interest Cost	9,236	9,025	3,405	2,351
Expected return on plan assets	(10,994)	(10,930)	(3,202)	(2,213)
Amortization of transition obligation	(10)	(9)	—	—
Amortization of net loss	4,051	3,776	—	—
Amortization of prior service cost	(429)	(412)	—	—
Net periodic benefit cost	$9,241	$8,559	$3,098	$2,228

The fiscal year 2007 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2006 for the North America and U.K. plans:

	North America	U.K.
Discount rate	6.25%	5.10%
Expected long-term rate of return on assets	8.75%	5.69%
Rate of increase in compensation levels	3.84%	4.75%

Employer contributions

The company made $700,000 in contributions to the North America plans during the first quarter of fiscal year 2007 and anticipates making $17.0 million in contributions over the remainder of the fiscal year.

The company made $2.1 million in contributions to the U.K. plans during the first quarter of fiscal year 2007 and anticipates making $8.3 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

In the U.S., we sponsor a savings plan that provides benefits to substantially all U.S. associates. The company matches employee contributions at a rate of 50 percent of the first 6 percent up to $60,000 of associates’ eligible compensation.  The company may also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.

In the U.K., we sponsor a savings plan that provides benefits to substantially all U.K. associates.  The company provides a basic contribution and a match to employee contributions both of which depend on age and base salary.  The maximum employer contribution is up to 10% of associates base salary up to $180,000.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s post-retirement plans for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30
	2006	2005

Service cost	$432	$452
Interest cost	589	603
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of net loss/(gain)	3	(82)
Amortization of prior service cost	(165)	(165)
Net periodic benefit cost	$859	$808

Employer contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $800,000 and $1.1 million in the three months ended September 30, 2006 and 2005, respectively.  We plan to make additional payments estimated to total $2.5 million through the end of June 30, 2007.

Recent Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158), which is an amendment to FAS 87, “Employers’ Accounting for Pensions”; FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; and FAS 132(R), revision to FAS132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  FAS 158 requires companies to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 and the transition method is prospective.  As a result, the company will adopt the provisions of FAS 158 for the period ending June 30, 2007.  The company is currently evaluating the impact that adoption of FAS 158 will have on the financial statements.

Note 6 — Goodwill & Intangible Assets.

Goodwill and intangible assets are outlined below for the three months ended September 30, 2006:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	All Other Segments	Total
Balance as of June 30, 2006	$167,538	$43,168	$18,990	$54,351	$38,780	$1,214	$324,041
Goodwill acquired during the year	125	—	993	—	—	—	1,118
Impairment losses	—	—	—	—	—	—	—
Other	(117)	(34)	(14)	(45)	(32)	—	(243)
Translation adjustment	1,691	499	307	650	463	—	3,610
Balance as of September 30, 2006	$169,237	$43,633	$20,276	$54,956	$39,211	$1,214	$328,526

The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended September 30, 2006:

	Pension	Trademark & trade name	Customer related intangible	Core/ developed technology	Non- compete agreements	Total
Balance as of June 30, 2006	$569	$112,966	$58,546	$14,973	$21	$187,075
Intangible assets acquired during the year	—	—	—	—	—	—
Amortization expense	—	—	(1,338)	(942)	(11)	(2,291)
Translation adjustment	—	1,411	732	188	—	2,331
Balance as of September 30, 2006	$569	114,377	$57,940	$14,219	$10	$187,115

The following table reflects the carrying value of intangible assets at September 30, 2006 and June 30, 2006:

	September 30, 2006		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets and intangible pension asset:
Trademark & trade name	$114,377	$—	$112,966	$—
Customer related intangibles	61,896	3,956	64,210	5,664
Core/developed technology	16,976	2,757	18,443	3,470
Non-compete	421	411	672	651
Intangible pension asset	569	—	569	—
Total intangible assets and intangible pension asset	$194,239	$7,124	$196,860	$9,785

A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles, core/developed technology and the intangible pension asset reflects translation adjustments between June 30, 2006 and September 30, 2006.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at September 30, 2006, was 9.5 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30:	Amount
2007	$6,803
2008	9,058
2009	9,058
2010	9,058
2011	5,657
Thereafter	32,535
Total	$72,169

Note 7 — Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three months ended September 30, 2006 and 2005.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method over the same measurement period.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30
	2006	2005

Income from continuing operations	$24,814	$13,892
Discontinued operations	—	9
Net income	$24,814	$13,901

Weighted average outstanding shares of common stock	42,396	38,841
Dilutive effect of employee stock options, employee stock purchase plan shares, and contingent shares	1,992	254
Common stock and stock equivalents	44,388	39,095

Basic earnings per share:
Income from continuing operations	$0.59	$0.36
Discontinued operations	—	—
Net income	$0.59	$0.36

Diluted earnings per share:
Income from continuing operations	$0.56	$0.36
Discontinued operations	—	—
Net income	$0.56	$0.36

The three month period ended September 30, 2006 diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination had been issued and outstanding for the entire quarter.

Note 8 — Variable Interest Entities.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46(R)), expands existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities, and activities of another entity.  In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary.  The primary beneficiary is defined as the company that will absorb a majority of the VIE’s expected losses or residual returns if they occur.

We have evaluated under FIN 46(R) our consolidated subsidiaries and believe that our accounting and disclosure is in compliance with the pronouncement.  Therefore, the adoption of FIN 46(R) had no effect on the company.

The company’s Investment in affiliates has historically consisted of investments in three entities:  WWLLP, Watson Wyatt Holdings (Europe) Limited (WWHE) and Professional Consultants Insurance Company, Inc. (PCIC).  As a result of our acquisition of substantially all of the assets and most liabilities of WWLLP, effective August 1, 2005, the company owns 100% of the operations of WWLLP and WWHE.  For the quarter ended September 30, 2005 the company has accounted for its share of earnings from WWLLP and WWHE for the month of July 2005 under the equity method and has consolidated results from Watson Wyatt Limited for the months of August and September, 2005.

As of September 30, 2006, our Investment in affiliate consists solely of an equity investment in PCIC, which will continue to be accounted for under the equity method.  The company evaluated this investment in order to determine the applicability of FIN 46(R).  Since the company is not obligated to absorb a majority of expected losses or residual returns in this entity, the company is not required to consolidate this entity.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to Watson Wyatt and two other actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  The company currently owns 34.15 percent of PCIC.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in PCIC of $8.2 million, combined with letters of credit totaling $8.0 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $16.2 million.

Note 9 — Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and changes in the cumulative translation adjustment gain or loss.  For the three months ended September 30, 2006, comprehensive income totaled $31.4 million, compared with $12.4 million for the three months ended September 30, 2005.

Note 10 — Restricted Shares.

In conjunction with our business acquisition of WWLLP on July 31, 2005, we issued 9,090,571 Class A shares, 4,749,797 of which are subject to sale restrictions.  Sale restrictions expired on 2,339,761 shares on July 31, 2006 and will expire on 2,410,036 shares on July 31, 2007.  The payment of up to an additional 1,950,000 Class A shares after June 30, 2007 is contingent upon achievement by the acquired business of certain financial performance goals.  Sale of these shares, if issued, will be restricted until July 31, 2009.  See Note 2 of this report for further information regarding the business combination of WWLLP.

Note 11 — Guarantees.

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

In connection with our business combination, payment of an additional 1,950,000 shares of the company’s common stock to the former partners of WWLLP after June 30, 2007, is contingent upon the achievement by the acquired business of agreed-upon financial performance goals. The value of all the contingent stock was $88.0 million based on the NYSE closing price on October 31, 2006. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Under the business combination agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of September 30, 2006.

Letters of Credit.  The company has outstanding letters of credit to three beneficiaries totaling $14.3  million to guarantee payment in the event that the company fails to meet its financial obligations to these beneficiaries.  One letter of credit for $2.6 million will expire in April 2007, while the second letter of credit totaling $8.0 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.  The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $3.7 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

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

Wellspring Leases.  We continue to guarantee three leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  At September 30, 2006, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, total $2.5 million, excluding anticipated future sublease income.  All income or expense associated with the guaranteed leases is reflected in discontinued operations in the Statement of Operations.

Note 12 — Contingent Liabilities.

Legal Proceedings:  From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  We have received subpoenas and requests for information in connection with government investigations. The matters reported on below involve the most significant pending or potential claims against us.

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Management believes, based on currently available information including the existence of professional liability insurance, that the results of all pending claims against the company will not have a material adverse effect on the results of operations, but litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of such matters, we will not incur material costs.

Iron Workers Local 25 et al. v. Watson Wyatt & Co.  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related misrepresentation and fraud claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of alleged deficiencies in our work which caused the trustees to adopt benefit improvements in 1997 and 1999 which were unaffordable. In response to a discovery request, in January 2005 the plaintiffs disclosed that their minimum damage claim was $53.7 million.  Plaintiff’s initial expert witness reports included allegations of gross negligence and damage estimates of $100 million. Supplemental expert reports prepared prior to recent discussion of alternative means of resolving the case have contended that Watson Wyatt must restore the pension fund to the position it would have been in 2002 had the alleged negligence not taken place, with damage allegations in amounts substantially greater than earlier damage estimates. Watson Wyatt vigorously disputes all allegations of negligence and all related claims as well as the purported damages.  Watson Wyatt’s expert witness reports conclude that the company was not negligent and dispute such purported damages.  Discovery is continuing. Watson Wyatt has filed a Motion for Summary Judgment as to the 1997 benefit improvements on the basis of the Michigan Statute of Limitations.  That motion is pending and will be argued in December 2006.  Though the parties have pursued alternative means of resolving the case, settlement has not been achieved. The trial date is now scheduled for April 2007.

SBC Holdings, Inc.  On July 23, 2004, we received a demand letter from counsel for a client alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth.  As a result, the client claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  Watson Wyatt filed a petition to compel arbitration of the matter on April 15, 2006 in the U.S. District Court for the Eastern District of Michigan.  On May 5, 2005, the Stroh Companies filed an answer and counterclaim, alleging damages in excess of $46 million.

On June 30, 2006, the Court partially granted and partially denied our motion to compel arbitration by ruling that only claims arising from events that occurred after our engagement letter with the client were subject to arbitration.  We filed a notice of appeal to the Sixth Circuit on August 1, 2006.  Mediation discussions required by Sixth Circuit rules were held on September 11 and 21, 2006.  To date, mediation has been unsuccessful and we are proceeding with the appeal.

Note 13 — Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158), which is an amendment to FAS 87, “Employers’ Accounting for Pensions”; FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; and FAS 132(R), revision to FAS132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  FAS 158 requires companies to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 and the transition method is prospective.  As a result, the company will adopt the provisions of FAS 158 for the period ending June 30, 2007.  The company is currently evaluating the impact that adoption of FAS 158 will have on the financial statements.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).   SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to our annual financial statements for the year ending June 30, 2007. The company is currently evaluating the impact of SAB 108 on its financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The company is currently evaluating the effects, if any, that this Interpretation may have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Insurance and Financial Services, and Investment Consulting, operating from 94 offices in 30 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employs 6,360 associates as follows:

Benefits Group	2,700
Technology and Administration Solutions Group	750
Human Capital Group	800
Insurance & Financial Services Group	370
Investment Consulting Group	370
Other (including Communication)	740
Corporate	630
Total	6,360

We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals.  Our target market clients include those companies in the fortune 1000, Pension & Investments (P&I) 1000, the FTSE 100, and locally-defined equivalent organizations.

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

The human resources consulting industry, although highly fragmented, is highly competitive and is comprised of major human capital consulting firms, specialist firms, consulting arms of accounting firms and information technology consulting firms.  We believe we have successfully managed costs throughout the company by leveraging our variable compensation cost structure, initiating targeted job reductions and controlling discretionary spending. We believe we are well positioned to take advantage of an improvement in the overall economy.

In the short term, our revenues are driven by many factors including the general state of the global economy and the resulting level of discretionary spending by our clients, the ability of our consultants to attract new clients or cross-sell to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices.  In the long term, benefits spending is expected to continue to be the largest component of U.S. corporate spending.  We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into opportunities for us.  We expect that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique combination of benefits and human capital consulting as well as strategic technology solutions.

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group - The Benefits Group, accounting for 55 percent of our total first quarter fiscal year 2007 revenues, is the foundation of our business.  Retirement, the core of our Benefits Group business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans in the U.K., leverage from other practices, an improving economy, increased global demand and increased market share.   Services provided through the Benefits Group include the following:

•                 Retirement plans, including pension, 401(k) and executive benefit plans

•                 Health care, disability and other group benefit plans

•                 Compensation, benefits, expatriate and human resources practice strategy, implementation and administration

•                 Actuarial services

•                 Strategic workforce planning

Technology and Administration Solutions Group - Our Technology and Administration Solutions Group (TAS), accounting for 11 percent of our total first quarter fiscal year 2007 revenues, provides information technology services to our customers.  Services provided through TAS include the following:

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

•                 Administration outsourcing solutions for health and welfare and pension benefits

•                 Call center strategy, design and tools

•                 Strategic human resource technology and service delivery consulting

•                 Targeted online compensation and benefits statements, content management and call center case management solutions

Human Capital Group - Our Human Capital Group (HCG), accounting for 12 percent of our total first quarter fiscal year 2007 revenues, generally encompasses short-term projects and as a result is most sensitive to economic conditions.  Services provided through HCG include the following:

•                 Compensation plans, including broad-based and executive compensation,  stock and other long-term incentive programs

•                 Strategies to align workforce performance with business objectives

•                 Organization effectiveness consulting, including talent management

•                 Strategies for attracting, retaining and motivating employees

•                 Data services

Insurance & Financial Services Group - Our Insurance & Financial Services Group (I&FS) accounts for 8 percent of our total first quarter fiscal year 2007 revenues. This business is characterized by ongoing relationships with our clients who will typically use our skills on a number of different projects.  Services provided through I&FS include the following:

•                 Independent actuarial and strategic advice

•                 Assessment and advice regarding financial condition and risk management

•                 Financial modeling software tools for product design and pricing, planning and projections, reporting, valuations and risk management

Investment Consulting Group - Our Investment Consulting Group, accounts for 8 percent of our total first quarter fiscal year 2007 revenues.  This business, although relationship based, can be impacted by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.  Services provided through our Investment Consulting Group include the following:

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

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2007 (September 30, 2006) and as of the end of fiscal year 2006 (June 30, 2006), Consolidated Statements of Operations for the three month periods ended September 30, 2006 and 2005, Consolidated Statements of Cash Flows for the three month periods ended September 30, 2006 and 2005 and a Consolidated Statement of Changes in Stockholders’ Equity for the three month period ended September 30, 2006.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. Before the company’s business combination, for the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue.  For the first quarter of fiscal year 2007, U.S. Consulting operations comprised approximately 50 percent of consolidated revenue.  Before and after the business combination, no single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  Before the company’s business combination, for the most recent three fiscal years, approximately 60 to 70 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.  For the first quarter of fiscal year 2007, approximately 50 percent of professional and subcontracted services represent these reimbursable services.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, Incurred But Not Reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involves making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption and different estimates that we could have used or changes in the estimate that are reasonably likely to occur may have a material impact on our financial statements and results of operations.

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

The company has developed various software programs and technologies that we provide to clients in connection with consulting services.  In most instances, such software is hosted and maintained by the company and ownership of the technology and rights to the related code remain with the company.  Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with the AICPA’s Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period.  As a result we do not recognize revenue during the implementation phase of an engagement.

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making significant judgments regarding the future recoverability of deferred tax assets.  The company does not provide deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely as asserted under Accounting Principles Board (APB) 23.  Due to the availability of foreign tax credits, it is not practicable to estimate the company’s income tax liability that might be payable if such earnings were not reinvested indefinitely, however, deferred taxes are provided for earnings of foreign subsidiaries which the company plans to remit.  Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our plans in North America, benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  Under our plan in the U.K., benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan is an unfunded arrangement and therefore has no assets.  The benefit liability is reflected on the balance sheet.  The measurement date for each of the plans is June 30.

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

North America

The following assumptions were used at the end of the past three fiscal years in the valuation of our North American plans:

	Year Ended June 30
	2006	2005	2004
Discount rate	6.25%	5.25%	6.25%
Expected long-term rate of return on assets	8.75%	9.00%	9.00%
Rate of increase in compensation levels	3.84%	3.34%	3.34%

The 6.25 percent discount rate assumption used at the end of fiscal year 2006 represents a 100 basis point increase from the 5.25 percent discount rate used at the end of fiscal year 2005 and the same as the discount rate used at the end of fiscal year 2004.  The company’s 2006 discount rate assumption was determined by matching future pension benefit payments with expected future U.S. AA corporate bond yields for the same periods.

The expected long-term rate of return on assets assumption was 8.75 percent per annum at the end of fiscal year 2006 and represents a 25 basis point reduction from the rate of return used in fiscal years 2005 and 2004. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first quarter of fiscal year 2007 has been 4.1 percent, compared to a return of 1.0 percent in the first quarter of fiscal year 2006.

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2007 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$3.3 million
25 basis point increase in discount rate	-$3.2 million
25 basis point decrease in expected return on assets	+$1.0 million
25 basis point increase in expected return on assets	-$1.0 million

The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The company’s U.S. Other Postretirement Employee Benefits Plan is relatively insensitive to discount rate changes due to the plan provisions that have been established to control costs and as such no sensitivity results are shown in the table above.

United Kingdom

The following assumptions were used in the valuation of our U.K. plan at June 30, 2006, July 31, 2005, the date of the business combination and April 30, 2005, the former WWLLP fiscal year end:

	Period Ended
	June 30,	July 31,	April 30,
	2006	2005	2004
Discount rate	5.10%	5.00%	5.30%
Expected long-term rate of return on assets	5.69%	5.63%	5.76%
Rate of increase in compensation levels	4.75%	4.75%	4.75%

The 5.10 percent discount rate assumption used at the end of July 30, 2006 represents a 10 basis point increase from the discount rate at July 31, 2005. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this increase reflects the change in yields between these two dates.

The expected long-term rate of return on assets assumption remained the same from July, 31 2005 to June 30, 2006 and was supported by an analysis performed by the company of the weighted average return expected to be achieved given the anticipated makeup of investments, which is heavily weighted towards bonds. The return on assets through the first quarter of fiscal year 2007 has been 3.6 percent, compared to a return of 3.0 percent in the first quarter of fiscal year 2006.

The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Change in Assumption	Effect on FY2007 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$1.3 million
25 basis point increase in discount rate	-$1.2 million
25 basis point decrease in expected return on assets	+$0.5 million
25 basis point increase in expected return on assets	-$0.5 million

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

Results of Operations

The table below sets forth our historical Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

Consolidated Statements of Operations

	Three months ended September 30
	2006	2005	2006	2005

Revenue	$336,004	$265,886	100%	100%

Costs of providing services:
Salaries and employee benefits	185,595	147,550	55.2	55.5
Professional and subcontracted services	20,035	19,011	6.0	7.2
Occupancy, communications and other	40,951	32,853	12.2	12.4
General and administrative expenses	38,099	31,389	11.3	11.8
Depreciation and amortization	12,751	9,677	3.8	3.6
	297,431	240,480	88.5	90.5

Income from operations	38,573	25,406	11.5	9.5

(Loss)/income from affiliates	(229)	1,351	(0.1)	0.5
Interest expense	(443)	(876)	(0.1)	(0.3)
Interest income	1,450	788	0.4	0.3
Other non-operating income/(loss)	36	(1,862)	—	(0.7)

Income from continuing operations before taxes	39,387	24,807	11.7	9.3

Provision for income taxes	14,573	10,915	4.3	4.1

Income from continuing operations	$24,814	$13,892	7.4%	5.2%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

As a result of the August 1, 2005 effective date of our acquisition of WWLLP, the quarter ended September 30, 2006 reflects the consolidated operating results of the combined company for all three months of the quarter, whereas the operating results for the three months ended September 30, 2005 includes the consolidated operating results of Watson Wyatt Limited for the months of August and September 2005.  The analysis below highlights the changes between the consolidated statements of operations for the quarters ended September 30, 2006 and 2005 and segregates the effects of the acquisition from the company’s results without the impact of Watson Wyatt Limited’s consolidated results (the historical company). Following this analysis is a pro forma analysis which assumes that the combination and consolidation had occurred at the beginning of each period presented.  Management believes that the pro forma analysis provides a more meaningful comparison of financial results.

   Revenue.

Revenues for the first quarter of fiscal year 2007 were $336 million, an increase of $70 million, or 26 percent, from $266 million in the first quarter of fiscal year 2006.  The business combination was completed on July 31, 2005, and therefore, the first quarter of fiscal year 2006 only includes two months of our European operations.  Additionally, the British Pound appreciated during the first quarter of fiscal year 2007, accounting for $4 million of the revenue increase.  The average exchange rate used to translate our revenues earned in the United Kingdom increased to 1.8735 for the first quarter of fiscal year 2007 from 1.779 in the first quarter of fiscal year 2006. The impact of the U.S. dollar depreciating against other foreign currencies resulted in an additional $1 million of revenue.

The increases in the historical company segment revenue for the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 are due to the additional month of European operations as well as the following:

•                  Benefits increased revenues $28.4 million, or 18 percent, over the first quarter of fiscal year 2006 due to increased demand from existing clients around plan design and administration as well as revenues from new clients.

•                  Technology and Administration Solutions increased revenues $12.0 million, or 48 percent, over the first quarter of fiscal year 2006, largely due to an increase in the number of projects that went into service during the fiscal year.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At September 30, 2006, the company had 58 projects in service and 65 projects in implementation.  At September 30, 2005, the company had 18 projects in service and 48 projects in implementation.

•                  Human Capital Group increased revenues $8.1 million, or 26 percent, over the first quarter fiscal year 2006 primarily due to continuing strong demand for executive compensation consulting.

•                  Insurance and Financial Services increased revenues $11.0 million, or 72 percent, over first quarter fiscal year 2006 primarily due to an increase in project work as well as an expansion of our operations in Amsterdam.

•                  Investment Consulting increased revenues $11.0 million, or 67 percent, over the first quarter of fiscal year 2006 due to an increase in the number of associates working in this practice combined with an overall strong demand for our services, especially advice related to structured products.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the first quarter of fiscal year 2007 were $185.6 million compared to $147.6 million for the first quarter of fiscal year 2006, an increase of $38.0 million or 25.8 percent.  The increase was mainly due to the additional salary and benefit expenses of $28.5 million related to the business combination.  The increase in the historical company was due to higher salaries and benefits of $6.5 million, higher accrual for discretionary compensation of $1.2 million, and increased benefit expense of $1.3 million. Also included is less capitalization of $3.3 million related to the capitalization of time spent customizing in-house administration systems in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Additionally, a decrease in pension expense of $2.9 million partially offsets the increase in salaries and employee benefits. As a percentage of revenue, salaries and employee benefits decreased to 55.2 percent from 55.5 percent.

 Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the first quarter of fiscal year 2007 were $20.0 million, compared to $19.0 million for the first quarter of fiscal year 2006, an increase of $1.0 million or 5.4 percent.  The increase is attributable to higher reimbursable expenses related to the business combination of $2.7 million, partially offset by a decrease of $1.7 million of reimbursable expenses related to the historical company. As a percentage of revenue, professional and subcontracted services decreased to 6.0 percent from 7.2 percent.

 Occupancy, Communications and Other.

Occupancy, communications and other expenses for the first quarter of fiscal year 2007 were $41.0 million compared to $32.9 million for the first quarter of fiscal year 2006, an increase of $8.1 million or 24.6 percent. The increase is principally attributable to additional occupancy, communication, and other expense of $7.6 million related to the business combination.  The increase of $0.5 million in the historical company is due to increases in miscellaneous expenses such as travel, repairs and maintenance, and dues, offset by decreases in rent and utilities, business tax, equipment rental, and general office.  As a percentage of revenue, occupancy, communications and other decreased to 12.2 percent from 12.4 percent.

 General and Administrative Expenses.

General and administrative expenses for the first quarter of fiscal year 2007 were $38.1 million, compared to $31.4 million for the first quarter of fiscal year 2006, an increase of $6.7 million or 21.4 percent.  The increase is mainly due to additional general and administrative expenses of $7.9 million related to the business combination.  The overall decrease in the historical company is primarily due to higher professional services of $0.8 million and increased salaries and benefits of $0.3 million, offset by a decrease in rent and utilities of $0.4 million and a decrease of $1.8 million in insurance expense.  As a percentage of revenue, general and administrative expense decreased to 11.3 percent from 11.8 percent.

 Depreciation and Amortization.

Depreciation and amortization for the first quarter of fiscal year 2007 was $12.8 million, compared to $9.7 million for the first quarter of fiscal year 2006, an increase of $3.1 million or 31.8 percent.  The increase is due to additional expense of $1.3 million related to the business combination, a $1.1 million increase due to depreciation of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group, and $0.7 million increase in depreciation on fixed assets.  As a percentage of revenue, depreciation and amortization increased to 3.8 percent from 3.6 percent.

 (Loss)/Income From Affiliates.

Loss from affiliates for the first quarter of fiscal year 2007 was $0.2 million, compared to income of $1.4 million for the first quarter of fiscal year 2006, a decrease of $1.6 million.  The loss in the first quarter of fiscal year 2007 reflects our portion of PCIC’s results for the quarter.  Income recognized in the first quarter of fiscal year 2006 includes not only our share of PCIC’s results, but also our share of results from our European affiliates for the month of July 2005, after which time the business combination was consummated.

 Interest Expense.

Interest expense for the first quarter of fiscal year 2007 was $0.4 million, compared to $0.9 million for the first quarter of fiscal year 2006.  The decrease in the current period was due to a lower average debt balance during the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006.

Interest Income.

Interest income for the first quarter of fiscal year 2007 was $1.5 million, compared to $0.8 million for the first quarter of fiscal year 2006. The increase is mainly due to a higher average cash balance in the current period compared to the prior period.

Other Non-Operating Income/(Loss).

Other non-operating income/(loss) in the first quarter of fiscal year 2006 includes a $1.7 million gain recognized by the company on the sale of its New Zealand operations, netted against a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination.

 Provision for Income Taxes.

Provision for income taxes for the first three months of fiscal year 2007 was $14.6 million, compared to $10.9 million for the first three months of fiscal year 2006. Our effective tax rate was 37.0 percent for the first three months of fiscal year 2007 and 44.0 percent for the first three months of fiscal year 2006.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

 Income From Continuing Operations.

Income from continuing operations for the first quarter of fiscal year 2007 was $24.8 million, compared to $13.9 million for the first quarter of fiscal year 2006.  As a percentage of revenue, income from continuing operations increased to 7.4 percent from 5.2 percent.

 Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the first quarter of fiscal year 2007 was $0.56, compared to $0.36 for the first quarter of fiscal year 2006.    The diluted earnings per share calculation for the quarter ended September 30, 2006 assumes that the 1,950,000 contingent shares related to the business combination had been issued and outstanding for the entire quarter.

Pro Forma Statement of Operations

For a more meaningful comparison of financial results, the following table presents the company’s unaudited results for the three months ended September 30, 2006 compared with the unaudited pro forma results for the three months ended September 30, 2005, as if the combination and consolidation had occurred at the beginning of each period.  The diluted earnings per share calculation in this pro forma analysis assumes that the 1,950,000 shares related to the business combination had been issued at the beginning of each period.

In our opinion, information for the three months ended September 30, 2006 and the pro forma results for the three months ended September 30, 2005 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the combination actually taken place as of the dates specified, or that may be expected to occur in the future.

Pro Forma Combined Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30
	2006 Historical	2005 Pro forma	Increase (Decrease)%
	(Unaudited)
Revenue	$336,004	$302,329	$33,675	11.1%

Costs of providing services:
Salaries and employee benefits	185,595	170,221	15,373	9.0
Professional and subcontracted services	20,035	19,695	339	1.7
Occupancy, communications and other	40,951	37,950	3,001	7.9
General and administrative expenses	38,099	36,817	1,282	3.5
Depreciation and amortization	12,751	10,983	1,768	16.1
	297,431	275,666	21,764	7.9

Income from operations	38,573	26,663	11,910	44.7
(Loss)/income from affiliates	(229)	828	(1,057)	(127.7)
Interest income (expense), net	1,007	(838)	1,845	220.2
Other non-operating income	36	1,740	(1,704)	(97.9)

Income from continuing operations before income taxes	39,387	28,393	10,994	38.7

Provision for income taxes	14,573	12,493	2,080	16.6

Income from continuing operations	$24,814	$15,900	$8,914	56.1%

Basic earnings per share:	$0.59	$0.38	$0.21	55.3%
Diluted earnings per share:	$0.56	$0.36	$0.20	55.6%

Weighted average shares of common stock, basic (000)	42,396	41,871	525	1.3%
Weighted average shares of common stock, diluted (000)	44,388	44,075	313	0.7%

The pro forma information for the quarter ended September 30, 2005 excludes, in Other non-operating income, a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination with WWLLP.

   Revenue.

Revenues for the first quarter of fiscal year 2007 were $336 million, an increase of $34 million, or 11 percent, from $302 million in the first quarter of fiscal year 2006. The British Pound appreciated during the first quarter of fiscal year 2007 and resulted in $6 million of the revenue increase. The average exchange rate used to translate our revenues earned in the United Kingdom increased to 1.8735 for the first quarter of fiscal year 2007 from 1.779 in the first quarter of fiscal year 2006. The impact of the U.S. dollar depreciating against other foreign currencies resulted in an additional $1 million of revenues.

The increases in our segment revenue for the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 are as follows:

•                  Benefits increased revenues $9.6 million, or 5 percent, over the first quarter of fiscal year 2006 due to increased demand from existing clients around plan design and administration as well as revenues from new clients.

•                  Technology and Administration Solutions increased revenues $7.4 million, or 25 percent, over the first quarter of fiscal year 2006, largely due to an increase in the number of projects that went into service during the fiscal year.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At September 30, 2006, the company had 58 projects in service and 65 projects in implementation.  At September 30, 2005, the company had 18 projects in service and 48 projects in implementation.

•                  Human Capital Group increased revenues $5.9 million, or 17 percent, over the first quarter of fiscal year 2006 primarily due to continuing strong demand for executive compensation consulting.

•                  Insurance and Financial Services increased revenues $3.5 million, or 15 percent, over the first quarter of fiscal year 2006 primarily due to an increase in project work as well as an expansion of our operations in Amsterdam.

•                  Investment Consulting increased revenues $7.3 million, or 36 percent, over the first quarter of fiscal year 2006 due to an increase in the number of associates working in this practice combined with an overall strong demand for our services, especially advice related to structured products.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the first quarter of fiscal year 2007 were $185.6 million compared to $170.2 million for the first quarter of fiscal year 2006, an increase of $15.4 million or 9.0 percent.  The increase is mainly due to additional salary expense of $8.8 million, higher bonus expense of $4.5 million, higher benefits expense of $1.6 million, the impact of an appreciating British Pound and a decrease in capitalization of $3.3 million related to the capitalization of time spent customizing in-house administration systems in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” partially offset by a decrease in pension expense of $4.4 million. As a percentage of revenue, salaries and employee benefits decreased to 55.2 percent from 56.3 percent.

 Professional and Subcontracted Services.

Professional and subcontracted services expense for the first quarter of fiscal year 2007 were $20.0 million compared to $19.7 million for the first quarter of fiscal year 2006, an increase of $0.3 million or 1.7 percent.  As a percentage of revenue, professional and subcontracted services decreased to 6.0 percent from 6.5 percent.  The increase is mainly due to higher reimbursable expenses incurred on behalf of clients.

 Occupancy, Communications and Other.

Occupancy, communications and other expenses for the first quarter of fiscal year 2007 were $41.0 million compared to $38.0 million for the first quarter of fiscal year 2006, an increase of $3.0 million or 7.9 percent.  The increase is mainly due to increases in dues, rent and utilities, repairs and maintenance expenses, as well as the impact of an appreciating British Pound, offset by a decrease in business tax expense, duplicating, and equipment rental expense.  As a percentage of revenue, occupancy, communications and other decreased to 12.2 percent from 12.6 percent.

 General and Administrative Expenses.

General and administrative expenses for the first quarter of fiscal year 2007 were $38.1 million, compared to $36.8 million for the first quarter of fiscal year 2006, an increase of $1.3 million or 3.5 percent.  The increase is due to higher professional services fees of $1.5 million, increased salaries and benefits of $2.1 million, and an increase in rent expense of $1.0 million, offset by a decrease of $1.9 million in insurance, a decrease in miscellaneous expenses such as general office and office supplies of $1.4 million, as well as the impact of an appreciating British Pound. As a percentage of revenue, general and administrative expenses decreased to 11.3 percent from 12.2 percent.

Depreciation and Amortization.

Depreciation and amortization for the first quarter of fiscal year 2007 was $12.8 million compared to $11.0 million for the first quarter of fiscal year 2006, an increase of $1.8 million or 16.1 percent. The increase is mainly due to depreciation of internally developed software used to support our Benefits and Technology and Adminstration Solutions Group.  As a percentage of revenue, depreciation and amortization increased to 3.8 percent from 3.6 percent.

 (Loss)/Income From Affiliates.

Loss from affiliates for the first quarter of fiscal year 2007 was $0.2 million, compared to income of $0.8 million for the first quarter of fiscal year 2006, a decrease of $1.0 million. The decrease was due to our share of operating loss of PCIC.

 Interest Income/(Expense), net.

Net interest income for the first quarter of fiscal year 2007 was $1.0 million compared to net interest expense of $0.8 million for the first quarter of fiscal year 2006.  The increase in net interest income in the current period was due an increased net investment balance.

 Other Non-Operating Income.

Other non-operating income in the first quarter of fiscal year 2006 includes a $1.7 million gain recognized by the company on the sale of its New Zealand operations.

 Provision for Income Taxes.

Provision for income taxes for the first three months of fiscal year 2007 was $14.6 million, compared to $12.5 million for the first three months of fiscal year 2006. Our effective tax rate was 37.0 percent for the first three months of fiscal year 2007 and 44.0 percent for the first three months of fiscal year 2006.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves. The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

 Income From Continuing Operations.

Income from continuing operations for the first quarter of fiscal year 2007 was $24.8 million, compared to $15.9 million for the first quarter of fiscal year 2006.  As a percentage of revenue, income from continuing operations increased to 7.4 percent from 5.3 percent.

 Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the first quarter of fiscal year 2007 was $0.56, compared to $0.36 for the first quarter of fiscal year 2006. The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination have been issued and outstanding since the beginning of each fiscal year presented.

Liquidity and Capital Resources

The following analysis is based on the company’s historical consolidated financial statements.

Our cash and cash equivalents at September 30, 2006 totaled $63.4 million, compared to $165.3 million at June 30, 2006.  The decrease in cash from June 30, 2006 to September 30, 2006 was mainly attributable to the payment of previously accrued discretionary compensation which totaled approximately $85 million during the first three months of fiscal year 2007. We also paid $13.0 million in corporate taxes, $9.0 million in capital expenditures and $3.2 million in dividends during the quarter.  These outflows of cash were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs.  At September 30, 2006, $48.7 million of the total cash balance of $63.4 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

 Cash Used in Operating Activities.

Cash used in operating activities for the first three months of fiscal year 2007 was $62.6 million, compared to cash used in operating activities of $41.6 million for the first three months of fiscal year 2006.  The difference is primarily attributable to accrued discretionary compensation and to an increase in our accounts receivable balance.

The allowance for doubtful accounts increased $2.9 million from June 30, 2006 to September 30, 2006. The number of days of accounts receivable and work in process outstanding was 86 at September 30, 2006, compared to 83 at June 30, 2006.

 Cash Used in Investing Activities.

Cash used in investing activities for the first three months of fiscal year 2007 was $15.6 million, compared to $148.0 million used in investing activities for the first three months of fiscal year 2006.  The difference can be primarily attributed to acquisition and contingent consideration payments of $133.2 million in the first quarter of fiscal year 2006.

Expenditures of capital funds were $9.0 million for the first three months of fiscal year 2007.  Anticipated commitments of capital funds are estimated at $40 million for the remainder of fiscal year 2007. We expect cash from operations to adequately provide for these cash needs.

  Cash (Used in)/From Financing Activities.

Cash used in financing activities for the first quarter of fiscal year 2007 was $24.6 million, compared to cash from financing activities of $92.6 million for the first quarter of fiscal year 2006.  This change is primarily attributable to activity under our credit facility which included borrowings of $102 million in the first quarter of fiscal year 2006 compared to a net repayment of $5 million in the first quarter of fiscal year 2007.  Additionally, during the first quarter of fiscal year 2007, the company repurchased $20 million of common stock, whereas no common stock was repurchased during the same period in fiscal year 2006, and the company made a one-time payment of $8.4 million under a forward contract in fiscal year 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of September 30, 2006
Contractual Cash Obligations (in thousands)	Total	Remaining 2007	2008 through 2009	2010 through 2011	Thereafter
Lease commitments	$365,546	$41,164	$97,566	$80,401	$146,415
Revolving Credit Facility	25,000	25,000	—	—	—
Total	$390,546	$66,164	$97,566	$80,401	$146,415

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Credit Agreement.  The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.15 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  Borrowings under this facility were $25 and $102 million as of September 30, 2006 and 2005, respectively.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of September 30, 2006. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of September 30, 2006.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

Pension Contributions.  Contributions to our various pension plans for fiscal year 2007 are projected to be approximately $28.0 million.

Guarantees

Wellspring Leases.  The company continues to guarantee three leases for office premises for Wellspring.  At September 30, 2006, minimum remaining payments guaranteed under these leases, which expire at various dates through 2007, totaled $2.5 million, excluding anticipated future sublease income.  All income or expense associated with the guaranteed leases is reflected in discontinued operations in the Statement of Operations.

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

In connection with our business combination, payment of an additional 1,950,000 shares of the company’s common stock to the former partners of WWLLP after June 30, 2007, is contingent upon the achievement by the acquired business of agreed-upon financial performance goals. The value of all the contingent stock was $88.0 million based on the NYSE closing price on October 31, 2006. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Under the business combination agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has reflected them on the company’s consolidated financial statements as of September 30, 2006.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims of the company and its subsidiaries, including the cost of defending such claims.  Our primary insurance coverage beyond this retention is written by an affiliated captive insurance company (PCIC) owned by us and two other professional services firms.

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

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are estimable and probable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $34.3 million IBNR liability recorded as of September 30, 2006.

Recent insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and constraints on aggregate excess coverages, trends that are anticipated to continue.  We expect these recent conditions to recur periodically and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.  In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital over the past couple of years, with the most recent capital contributions being made in July 2005 in the form of $1.5 million in cash and a letter of credit for $3.1 million.

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

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 -  Retirement Benefits; Note 6 — Goodwill and Intangible Assets; Note 11 — Guarantees; Note 12 — Contingent Liabilities; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”.  You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will,”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to:

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

•              declines in demand for our services;

•              outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

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

•              general economic and business conditions that adversely affect us or our clients;

•              the level of capital resources required for future acquisitions and business opportunities;

•              regulatory developments abroad and domestically that impact our business practice;

•              legislative and technological developments that may affect the demand for or costs of our services;

and other factors discussed under “Risk Factors” in the company’s 2006 Annual Report on Form 10-K filed with the SEC on September 1, 2006.  These statements are based on assumptions that may not come true.  All forward-looking disclosure is speculative by its nature.  The Company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business.  These risks include interest rate risk, foreign currency exchange and translation risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in mainly short term securities that are recorded on the balance sheet at fair value.

Foreign Currency Risk

International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, as their functional currency and our primary international operations use the British pound. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (FAS 52). The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 “Contingent Liabilities,” of the Notes to the Consolidated Financial Statements in this Form 10-Q for the quarter ending September 30, 2006.

ITEM 1A.  RISK FACTORS.

There are no material changes from risk factors as previously disclosed in our 2006 Annual Report on Form 10-K (File No. 001-16159) filed on September 1, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The company did not engage in any unregistered sales of equity securities during the quarter.

Issuer Purchases of Equity Securities

The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	—	$—	—	413,534
August 1, 2006 through August 31, 2006	36,800	38.23	36,800	376,734
September 1, 2006 through September 30, 2006	463,200	40.28	463,200	1,413,534
Total	500,000		500,000

In addition, during the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A common stock. Shares that the company repurchases are primarily issued in connection with the company’s employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

21	Subsidiaries of Watson Wyatt Worldwide, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)   Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		November 9, 2006
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		November 9, 2006
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		November 9, 2006
Name:	Peter L. Childs	Date
Title:	Controller