Form 10-Q
period 2006-12-31
Watson Wyatt Worldwide, Inc.
filed 2007-02-09
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2007.

Class	Outstanding at January 31, 2007
Class A Common Stock, $.01 par value per share	42,367,956 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2006

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2006	2005	2006	2005

Revenue	$366,425	$315,764	$702,429	$581,650

Costs of providing services:
Salaries and employee benefits	201,045	175,207	386,640	322,757
Professional and subcontracted services	26,130	19,595	46,165	38,606
Occupancy, communications and other	45,682	43,687	86,633	76,540
General and administrative expenses	39,461	37,206	77,560	68,595
Depreciation and amortization	13,923	11,132	26,674	20,809
	326,241	286,827	623,672	527,307

Income from operations	40,184	28,937	78,757	54,343
(Loss)/income from affiliates	(638)	71	(867)	1,422
Interest expense	(589)	(1,482)	(1,032)	(2,359)
Interest income	762	508	2,212	1,297
Other non-operating income/(loss)	68	(288)	104	(2,150)
Income from continuing operations before income taxes	39,787	27,746	79,174	52,553
Provision for income taxes	13,793	10,571	28,366	21,486
Income from continuing operations	25,994	17,175	50,808	31,067

Discontinued operations:

Sublease income from discontinued operations, less applicable income tax expense for the three and six months ended December 31, 2006 and 2005	—	8	—	17

Net income	$25,994	$17,183	$50,808	$31,084

Basic earnings per share:
Income from continuing operations	$0.61	$0.41	$1.20	$0.77
Income from discontinued operations	—	—	—	—
Net income	$0.61	$0.41	$1.20	$0.77

Diluted earnings per share:
Income from continuing operations	$0.58	$0.41	$1.14	$0.76
Income from discontinued operations	—	—	—	—
Net income	$0.58	$0.41	$1.14	$0.76

Weighted average shares of common stock, basic (000)	42,407	42,147	42,401	40,494
Weighted average shares of common stock, diluted (000)	44,525	42,391	44,545	40,748

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Data)

(Unaudited)

	December 31,	June 30,
	2006	2006
Assets
Cash and cash equivalents	$68,471	$165,345
Receivables from clients:
Billed, net of allowances of $6,277 and $3,678	212,834	180,533
Unbilled, at estimated net realizable value	120,566	123,044
	333,400	303,577

Deferred income taxes	3,107	567
Other current assets	51,816	24,158
Total current assets	456,794	493,647

Investment in affiliates	7,573	8,564
Fixed assets, net	156,569	147,738
Deferred income taxes	68,329	70,417
Goodwill	341,669	324,041
Intangible assets	193,236	187,075
Other assets	8,291	8,877
Total Assets	$1,232,461	$1,240,359

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$218,610	$288,396
Deferred income taxes	—	168
Income taxes payable	13,960	7,771
Total current liabilities	232,570	296,335

Note payable	—	30,000
Accrued retirement benefits	168,685	162,505
Deferred rent and accrued lease losses	28,230	28,982
Deferred income taxes	445	480
Other noncurrent liabilities	78,943	73,296
Total Liabilities	508,873	591,598

Commitments and contingencies

Stockholders’ Equity
Preferred Stock — No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock — $.01 par value:
99,000,000 shares authorized; 42,513,451 and 42,463,451 issued and 42,430,316 and 42,385,513 outstanding	425	425
Additional paid-in capital	386,776	386,392
Treasury stock, at cost — 83,135 and 77,938 shares	(3,318)	(2,134)
Retained earnings	287,048	242,599
Accumulated other comprehensive income	52,657	21,479
Total Stockholders’ Equity	723,588	648,761
Total Liabilities and Stockholders’ Equity	$1,232,461	$1,240,359

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Six months ended December 31
	2006	2005
	(Unaudited)
Cash flows (used in)/from operating activities:
Net income	$50,808	$31,084
Adjustments to reconcile net income to net cash (used in)/from operating activities:
Loss on foreign currency forward contract	—	3,602
Provision for doubtful receivables from clients	10,191	4,014
Depreciation	22,025	17,099
Amortization of intangible assets	4,649	3,710
Provision for deferred income taxes	(657)	11,337
Loss/(income) from affiliates	867	(1,422)
Distributions from affiliates	—	1,599
Other, net	188	(670)
Changes in operating assets and liabilities, net of business combination
Receivables from clients	(40,013)	(14,395)
Other current assets	(18,454)	(10,101)
Other assets	585	(605)
Accounts payable and accrued liabilities	(57,618)	(33,750)
Income taxes payable	(3,015)	(4,181)
Accrued retirement benefits	6,180	(3,472)
Deferred rent and accrued lease losses	(752)	1,570
Other noncurrent liabilities	5,950	2,099
Cash flows (used in)/from operating activities:	(19,066)	7,518

Cash flows used in investing activities:
Acquisitions and contingent consideration payments	(1,322)	(134,137)
Purchases of fixed assets	(18,586)	(14,397)
Capitalized software costs	(10,672)	(14,982)
Proceeds from divestitures	104	1,452
Cash flows used in investing activities:	(30,476)	(162,064)

Cash flows (used in)/from financing activities:
Borrowings	35,000	102,000
Repayment on borrowings	(65,000)	(27,000)
Foreign currency forward contract	—	(8,405)
Dividends paid	(6,358)	(6,318)
Repurchases of common stock	(20,065)	(2,470)
Tax benefit on exercise of stock options and employee stock purchase plan	1,497	453
Issuances of common stock — exercises of stock options	2,030	1,380
Issuances of common stock — employee stock purchase plan	3,287	3,333
Cash flows (used in)/from financing activities:	(49,609)	62,973
Effect of exchange rates on cash	2,277	3,319
Decrease in cash and cash equivalents	(96,874)	(88,254)
Cash and cash equivalents at beginning of period	165,345	168,076
Cash and cash equivalents at end of period	$68,471	$79,822

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars)

(Unaudited)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Income	Total
Balance at June 30, 2006	42,386	$425	$386,392	$(2,134)	$242,599	$21,479	$648,761

Comprehensive income:
Net income					50,808		50,808
Additional minimum pension liability, net of tax						(236)	(236)
Foreign currency translation adjustment, net of tax						31,414	31,414
Total comprehensive income							81,986
Cash dividends declared					(6,359)		(6,359)
Repurchases of common stock	(500)			(20,065)			(20,065)
Issuances of common stock — employee stock purchase plan shares	87		120	3,167			3,287
Issuances of common stock — deferred stock units	301		2,166	10,000			12,166
Issuances of common stock to outside directors	8		60	225			285
Issuances of common stock — stock options	149		(3,459)	5,489			2,030
Tax benefit of exercises of stock options and other			1,497				1,497

Balance at December 31, 2006 (Unaudited)	42,431	$425	$386,776	$(3,318)	$287,048	$52,657	$723,588

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)

Note 1 – Basis of Presentation.

The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt Worldwide, Inc. and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt Worldwide” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q.  In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments,  which are necessary for a fair presentation of the consolidated financial statements and results for the interim periods.  All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

Our fiscal year 2007 began July 1, 2006 and ends June 30, 2007.

The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year.  The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the consolidated financial statements and related notes.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

The purchase price of $437.0 million consisted of £88.3 million in cash, or $156.1 million at the exchange rate in effect at July 31, 2005, the issuance of 9,090,571 shares of the company’s common stock valued at $238.7 million, transaction costs of $20.5 million and additional consideration including debt forgiveness and investment elimination.  The shares paid were valued at $26.26 per share, which was the average of the closing market prices of the company’s stock over five business days beginning with two business days prior to the announcement date of January 18, 2005 and ending with the two business days following the announcement date.  In addition, a further 1,950,000 shares may be paid as additional consideration after June 30, 2007, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.  If the contingent shares are issued they will be accounted for as goodwill.

Purchase Price Allocation

The business combination has been accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), where the assets acquired and liabilities assumed are recorded at their respective fair values as of the combination date.  As of the business combination date, the company determined the following estimated fair values for the proportionate assets purchased and liabilities assumed.  The determination of estimated fair value requires management to make significant estimates and assumptions. The company hired an independent third party to assist in the valuation of assets.

	July 31, 2005 (in thousands)
Total purchase price		$437,042
Less net assets acquired:
Trademark and trade name	$108,000
Customer related intangibles	60,600
Core/developed technology	17,500
Cash and cash equivalents	31,230
Client receivables and unbilled revenue	111,305
Other current assets	47,153
Fixed assets	13,068
Other assets	3,795
Current liabilities	(154,854)
Accrued retirement benefits	(49,046)
Other non current liabilities	(33,657)
		155,094
Goodwill		$281,948

The allocation of the purchase price resulted in the allocation of $281.9 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits Group	$136,463
Technology and Administration Solutions Group	40,037
Human Capital Group	16,071
Insurance and Financial Services Group	52,160
Investment Consulting Group	37,217
Allocation of goodwill to business segments	$281,948

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

Pro Forma Financial Information

The following unaudited pro forma combined statement of operations has been provided to present an illustrative combined unaudited statement of operations for the three and six month periods ended December 31, 2005, giving effect to the combination as if it had been completed on July 1, 2005. The unaudited combined statements of operations for the three and six months period ended December 31, 2006 and the three month period ended December 31, 2005 reflect the actual financial results of Watson Wyatt as a combined company. The unaudited pro forma combined statements of operations for the six month period ended December 31, 2005 combine the actual financial results for the combined company from August 1, 2005, the date of combination, through December 31, 2005 with the historical financial results of Watson Wyatt for July 2005 and the pro forma historical financial results of WWLLP for July 2005. The diluted earnings per share calculation in this pro forma analysis assumes that the 1,950,000 contingent shares related to the business combination had been issued at the beginning of each period.

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

Pro-Forma Combined Statements of Operations
(in thousands, except per share data)

	Three Months Ended December 31,			Six Months Ended December 31,
	Historical	Historical	%	Historical	Pro Forma	%
	2006	2005	Change	2006	2005	Change
	(Unaudited)			(Unaudited)

Revenue	$366,425	$315,764	16.0%	$702,429	$618,093	13.6%

Costs of providing services:
Salaries and employee benefits	201,045	175,207	14.7	386,640	345,428	11.9
Professional and subcontracted services	26,130	19,595	33.4	46,165	39,290	17.5
Occupancy, communications and other	45,682	43,687	4.6	86,633	81,637	6.1
General and administrative expenses	39,461	37,206	6.1	77,560	74,023	4.8
Depreciation and amortization	13,923	11,132	25.1	26,674	22,115	20.6
	326,241	286,827		623,672	562,493

Income from operations	40,184	28,937	38.9	78,757	55,600	41.6

(Loss)/income from affiliates	(638)	71	(998.6)	(867)	899	(196.4)
Interest income/(expense), net	173	(974)	117.8	1,180	(1,812)	165.1
Other non-operating income/(loss)	68	(288)	123.6	104	1,452	(92.8)

Income from continuing operations before income taxes	39,787	27,746	43.4	79,174	56,139	41.0

Provision for income taxes	13,793	10,571	30.5	28,366	23,064	23.0

Income from continuing operations	$25,994	$17,175	51.3%	$50,808	$33,075	53.6%

Basic earnings per share:	$0.61	$0.41		$1.20	$0.82
Diluted earnings per share:	$0.58	$0.41		$1.14	$0.77

Weighted average shares of common stock, basic (000)	42,407	42,147		42,401	40,494
Weighted average shares of common stock, diluted (000)	44,525	42,391		44,545	42,698

The pro forma information for the six months ended December 31, 2005 excludes, in Other non-operating income/(loss), a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination with WWLLP.

Note 3 – Segment Information.

Watson Wyatt is organized and managed through a matrix form of organization.  During fiscal year 2006, we substantially completed the global implementation of our financial systems which has enabled segment reporting around the world.  As a result, beginning fiscal year 2007, the Asia-Pacific and Latin America operations have been reported on a practice basis and are included in our operating segments listed below. We now have five reportable operating segments or practice areas as follows:

(1)   Benefits Group

(2)   Technology and Administration Solutions Group

(3)   Human Capital Group

(4)   Insurance and Financial Services Group

(5)   Investment Consulting Group

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.  The category previously reported as “other” has been reclassified as “All other segments” in the reconciliation of reportable segments to consolidated amounts as prescribed in Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (FAS 131).  This includes communication and change management implementation support services.  Prior period amounts have been reclassified to conform to the current classification.

The table below presents specified information about reported segments as of and for the three months ended December 31, 2006:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance and Financial Services Group	Investment Consulting Group	Total
Revenue (net of reimbursable expenses)	$196,709	$41,504	$45,536	$26,985	$32,558	$343,291
Net operating income	47,923	10,689	8,322	3,261	10,118	80,313
Receivables	208,726	21,953	45,644	28,393	23,526	328,242

The table below presents specified information about reported segments as of and for the three months ended December 31, 2005 as reclassified to reflect the elimination of the “Asia-Pacific/Latin America” and “Other” segments:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance and Financial Services Group	Investment Consulting Group	Total
Revenue (net of reimbursable expenses)	$176,605	$37,017	$38,232	$22,616	$21,282	$295,752
Net operating income	39,190	10,423	5,021	3,021	1,859	59,514
Receivables	180,315	19,833	38,429	23,365	13,572	275,514

The table below presents specified information about reported segments as of and for the six months ended December 31, 2006:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance and Financial Services Group	Investment Consulting Group	Total
Revenue (net of reimbursable expenses)	$382,064	$78,705	$85,115	$53,368	$59,925	$659,177
Net operating income	92,845	19,084	13,376	8,330	16,684	150,319
Receivables	208,726	21,953	45,644	28,393	23,526	328,242

The table below presents specified information about reported segments as of and for the six months ended December 31, 2005 as reclassified to reflect the elimination of the “Asia-Pacific/Latin America” and “Other” segments.  The segment information below includes the consolidated results from Watson Wyatt Limited, formerly WWLLP, from August 1, 2005, the date of combination, through December 31, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance and Financial Services Group	Investment Consulting Group	Total
Revenue (net of reimbursable expenses)	$333,588	$62,193	$69,710	$37,971	$37,630	$541,092
Net operating income	78,402	15,885	6,647	5,713	3,558	110,205
Receivables	180,315	19,833	38,429	23,365	13,572	275,514

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.  Prior year data has been restated to be consistent with current classifications for comparative purposes.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and six month periods ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenue:
Total segment revenue	$343,291	$295,752	$659,177	$541,092
Reimbursable expenses not included in total segment revenue	13,831	12,831	24,335	22,991
All other segments	10,453	8,727	20,287	21,176
Other, net	(1,150)	(1,546)	(1,370)	(3,609)
Consolidated revenue	$366,425	$315,764	$702,429	$581,650

Net Operating Income:
Total segment net operating income	$80,313	$59,514	$150,319	$110,205
(Loss)/income from affiliates	(638)	71	(867)	1,422
Differences in allocation methods for depreciation, G&A, medical and pension costs (1)	(5,031)	(4,437)	(7,262)	(6,387)
Gain/(loss) on sale of business units	68	(288)	104	1,452
Loss on hedge	—	—	—	(3,602)
Discretionary compensation	(36,460)	(25,912)	(66,380)	(47,232)
All other segments	(2,361)	(2,551)	(3,756)	(1,999)
Other, net	3,895	1,349	7,016	(1,306)
Consolidated income before income taxes	$39,786	$27,746	$79,174	$52,553

Receivables:
Total segment receivables - billed and unbilled	$328,242	$275,514	$328,242	$275,514
All other segments	7,159	1,845	7,159	1,845
Net valuation differences (2)	(2,001)	8,315	(2,001)	8,315
Total billed and unbilled receivables	333,400	285,674	333,400	285,674
Assets not reported by segment	899,061	880,903	899,061	880,903
Consolidated assets	$1,232,461	$1,166,577	$1,232,461	$1,166,577

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

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $534.9 million.

Note 4 – Share-based Compensation.

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

The company has four share-based compensation plans, which are described below.  These compensation plans include the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees, the Amended Compensation Plan for Outside Directors and the 2000 Long-Term Incentive Plan.  All four plans have been approved by the stockholders.

2001 Employee Stock Purchase Plan

The employee stock purchase plan enables employees to purchase shares of the company’s stock.  No compensation expense was recognized as a result of this plan during the first six months of fiscal years 2007 or 2006.

2001 Deferred Stock Unit Plan for Selected Employees

Deferred Stock Units — The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus.  Shares under this plan are awarded during the first quarter of each fiscal year.  During the first quarter of fiscal year 2007, 300,552 shares of common stock, at an average market price of $40.48 were awarded for a total fair value of $12.2 million.  During the first quarter of fiscal year 2006, 177,300 shares of common stock, at a market price of $26.94 were awarded, for a total fair value of $4.8 million.

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

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the fiscal year-end prior to grant.  Participants may vest between zero and 170% of the target number of deferred stock units based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period.  For the fiscal year 2005 through 2007 performance period, the vesting criteria are based upon earnings per share growth, market penetration and cross-selling ratios.  For the fiscal year 2006 through 2008 and 2007 through 2009 performance periods, the vesting criteria are based upon growth in earnings per share and revenue.

Compensation expense of $1.0 million and $1.4 million was recorded pursuant to these plans for the second quarter and first six months of fiscal year 2007, respectively, compared to no compensation expense for the first six months of fiscal year 2006.  Expenses for these plans will be recognized when awards are both probable and reasonably estimable.  If applicable, compensation expense will be recognized as a component of the discretionary annual bonus recorded in salaries and employee benefits.

Amended Compensation Plan for Outside Directors

The Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) provides for the cash and stock compensation of outside, or non-employee, Directors.  Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly for services provided during the preceding calendar quarter.  In addition, outside Directors receive shares with a grant date market value of $45,000 at the end of each fiscal year for services performed during the preceding fiscal year. Approximately $0.3 million of compensation expense was recorded relative to this plan during the first six months of each of fiscal years 2007 and 2006.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering in fiscal year 2001.  No options have been granted under the stock option plan since fiscal year 2001 and the company does not currently intend to issue further stock options under the Stock Option Plan. For the first six months of fiscal year 2007, the company recognized less than $0.1 million in compensation expense related to the Stock Option Plan, in accordance with FAS 123(R).  Compensation expense of $0.1 million and $0.3 million was recorded pursuant to the Stock Option Plan for the second quarter and first six months of fiscal year 2006, respectively.

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America for the three and six month periods ended December 31, 2006 and 2005, and for the U.K. defined benefit pension plan for the three and six month periods ended December 31, 2006 and the three and five month periods ended December 31, 2005:

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
	North America	U.K.	North America	U.K.	North America	U.K.	North America	U.K
Service Cost	$6,490	$3,277	$7,564	$3,136	$12,714	$6,451	$14,673	$5,226

Interest Cost	10,076	4,173	9,340	3,527	20,045	8,217	18,365	5,878
Expected Return on Plan Assets	(11,803)	(4,043)	(10,937)	(3,320)	(23,534)	(7,960)	(21,866)	(5,533)
Amortization of Transition Obligation	(10)	—	(9)	—	(20)	—	(19)	—
Amortization of Net Loss	2,270	(219)	4,287	—	4,328	(431)	8,063	—
Amortization of Prior Service Cost	(735)	—	(448)	—	(1,469)	—	(860)	—
Net Periodic Benefit Cost	$6,288	$3,188	$9,797	$3,343	$12,064	$6,277	$18,356	$5,571

The fiscal year 2007 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2006 for the North America and U.K. plans:

	North America	U.K.
Discount rate	6.25%	5.10%
Expected long-term rate of return on assets	8.75%	5.69%
Rate of increase in compensation levels	3.84%	4.75%

Employer Contributions

The company made $700,000 in contributions to North American plans during the first six months of fiscal year 2007.  An additional pension contribution of $15.0 million was made during January 2007.  We anticipate that $700,000 will be contributed by the company to the North American pension plans during the remainder of fiscal year 2007.

The company made $7.3 million in contributions to the U.K. plans during the first six months of fiscal year 2007 and anticipates making $6.3 million in contributions over the remainder of the fiscal year.  Discussions are currently underway with the pension trustee regarding the appropriate level of future contributions.

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

In the U.K., we sponsor a savings plan that provides benefits to substantially all U.K. associates.  The company provides a basic contribution and a match to employee contributions, both of which depend on age and base salary.  The maximum employer contribution is up to 12% of an associate’s base salary up to $180,000.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Service cost	$406	$456	$811	$908
Interest cost	649	606	1,297	1,209
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of net loss	(39)	(81)	(78)	(164)
Amortization of prior service cost	(165)	(165)	(330)	(330)
Net periodic benefit cost	$851	$816	$1,700	$1,623

Employer Contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $900,000 and $700,000 in the three months ended December 31, 2006 and 2005, respectively, and contributions of $1.7 million and $1.6 million in the six months ended December 31, 2006 and 2005, respectively.  We plan to make additional payments estimated to total $1.8 million through June 30, 2007.

Note 6 – Goodwill & Intangible Assets.

Goodwill and intangible assets are presented below by segment for the six months ended December 31, 2006:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance and Financial Services Group	Investment Consulting Group	All Other Segments	Total
Balance as of June 30, 2006	$167,538	$43,168	$18,990	$54,351	$38,780	$1,214	$324,041

Goodwill acquired during the year	125	—	1,197	—	—	—	1,322

Impairment losses	—	—	—	—	—	—	—

Other	(157)	(40)	(16)	(52)	(37)	—	(303)

Translation adjustment	7,894	2,381	1,017	3,103	2,214	—	16,609

Balance as of December 31, 2006	$175,400	$45,509	$21,188	$57,402	$40,957	$1,214	$341,669

The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended December 31, 2006:

	Pension	Trademark & trade name	Customer related intangible	Core/ developed technology	Non- compete agreements	Total
Balance as of June 30, 2006	$569	$112,966	$58,546	$14,973	$21	$187,075
Intangible assets acquired during the year	—	—	—	—	—	—
Amortization expense	—	—	(2,719)	(1,909)	(21)	(4,649)
Translation adjustment	(17)	6,640	3,362	825	—	10,810
Balance as of December 31, 2006	$552	$119,606	$59,189	$13,889	$—	$193,236

The following table reflects the carrying value of intangible assets at December 31, 2006 and June 30, 2006:

	December 31, 2006		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets and intangible pension asset:
Trademark and trade name	$119,606	$—	$112,966	$—
Customer related intangibles	64,526	5,337	64,210	5,664
Core/developed technology	17,613	3,724	18,443	3,470
Non-compete	421	421	672	651
Intangible pension asset	552	—	569	—
Total intangible assets and intangible pension asset	$202,718	$9,482	$196,860	$9,785

A component of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and the intangible pension asset reflects translation adjustments between June 30, 2006 and December 31, 2006.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at December 31, 2006, was 9.3 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30:	Amount
2007	$4,734
2008	9,469
2009	9,469
2010	9,469
2011	5,916
Thereafter	34,021
Total	$73,078

Note 7 – Earnings Per Share.

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the three and six month periods ending December 31, 2006 and 2005.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method over the same measurement period.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Income from continuing operations	$25,994	$17,175	$50,808	$31,067
Discontinued operations	—	8	—	17
Net income	$25,994	$17,183	$50,808	$31,084

Weighted average outstanding shares of common stock	42,407	42,147	42,401	40,494
Dilutive effect of employee stock options and employee stock purchase plan shares	2,118	244	2,144	254
Common stock and stock equivalents	44,525	42,391	44,545	40,748

Basic earnings per share:
Income from continuing operations	$0.61	$0.41	$1.20	$0.77
Discontinued operations	—	—	—	—
Net income	$0.61	$0.41	$1.20	$0.77

Diluted earnings per share:
Income from continuing operations	$0.58	$0.41	$1.14	$0.76
Discontinued operations	—	—	—	—
Net income	$0.58	$0.41	$1.14	$0.76

In calculating earnings per share for the three and six month periods ended December 31, 2006, we assume that the 1,950,000 contingent shares related to the business combination have been issued and outstanding for the entire period.

Note 8 – Variable Interest Entities.

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

The company’s Investment in affiliates has historically consisted of investments in three entities:  WWLLP, Watson Wyatt Holdings (Europe) Limited (WWHE) and Professional Consultants Insurance Company, Inc. (PCIC).  As a result of our acquisition of substantially all of the assets and most liabilities of WWLLP on July 31, 2005, the company owns 100% of the operations of WWLLP and WWHE.  For the six months ended December 31, 2005 the company has accounted for its share of earnings from WWLLP and WWHE for the month of July 2005 under the equity method and has consolidated results from Watson Wyatt Limited for the months of August thru December, 2005.

As of August 1, 2005, our Investment in affiliate consists solely of an equity investment in PCIC, which will continue to be accounted for under the equity method.  The company evaluated this investment in order to determine the applicability of FIN 46(R).  Since the company is not obligated to absorb a majority of expected losses or residual returns in this entity, the company is not required to consolidate this entity.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to Watson Wyatt and two other actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  The company currently owns 34.15 percent of PCIC.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in PCIC of $7.6 million, combined with letters of credit totaling $8.0 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $15.6 million.

Note 9 – Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and revaluations, and changes in the cumulative translation adjustment gain or loss.  For the three months ended December 31, 2006, comprehensive income totaled $50.6 million, compared with $6.6 million for the three months ended December 31, 2005.  For the six months ended December 31, 2006, comprehensive income totaled $82.0 million compared with $19.0 million for the six months ended December 31, 2005.

Note 10 – Restricted Shares.

In conjunction with our business combination of WWLLP on July 31, 2005, we issued 9,090,571 Class A common stock shares, 4,749,797 of which were subject to contractual transfer restrictions.  Transfer restrictions expired on 2,339,761 of these shares on July 31, 2006 and will expire on the remaining 2,410,036 shares on July 31, 2007.  The payment of up to an additional 1,950,000 Class A shares after June 30, 2007 is contingent upon achievement by the acquired business of certain financial performance goals.  Sale of these shares, if issued, will be restricted until July 31, 2009.  See Note 2 of this report for further information regarding the business combination of WWLLP.

Note 11 – Guarantees and Commitments.

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

In connection with our business combination, payment of an additional 1,950,000 shares of the company’s common stock after June 30, 2007, is contingent upon the achievement by the acquired business of agreed-upon financial performance goals. The value of all the contingent stock was $87.1 million based on the NYSE closing price on January 31, 2007. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Under the business combination agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has properly reflected them on the company’s consolidated financial statements as of December 31, 2006.

Letters of Credit.  The company has outstanding letters of credit to three beneficiaries totaling $14.5 million to guarantee payment in the event that the company fails to meet its financial obligations to these beneficiaries.  One letter of credit for $2.6 million will expire in April 2007, while the second letter of credit totaling $8.0 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.  The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $3.9 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

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

Wellspring Leases.  We continue to guarantee two leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  Based on our analysis and the limited duration of the remaining lease obligations, the company no longer records an obligation. Based on our analysis and the limited duration of the remaining lease obligations, the company believes that payment under these lease guarantees is remote.

Note 12 – Contingent Liabilities.

Legal Proceedings:  From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matters reported on below involve the most significant pending or potential claims against us.  We also have received subpoenas and requests for information in connection with government investigations.

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

Iron Workers Local No. 25 et al. v. Watson Wyatt & Co.:  On July 8, 2004, Watson Wyatt was served with an amended complaint filed by a former client in the United States District Court for the Eastern District of Michigan.  The complaint alleged malpractice, breach of contract, and related misrepresentation and fraud claims in the performance of actuarial consulting.  The complaint stated that the plaintiff’s pension fund is underfunded as a result of alleged deficiencies in our work which caused the trustees to adopt benefit improvements in 1997 and 1999 which were unaffordable. In response to a discovery request, in January 2005 the plaintiffs disclosed that their minimum damage claim was $53.7 million.  Plaintiff’s initial expert witness reports included allegations of gross negligence and damage estimates of $100 million. Supplemental expert reports prepared prior to recent discussion of alternative means of resolving the case have contended that Watson Wyatt must restore the pension fund to the position it would have been in 2002 had the alleged negligence not taken place, with damage allegations in amounts substantially greater than earlier damage estimates. Watson Wyatt vigorously disputes all allegations of negligence and all related claims as well as the purported damages.  Watson Wyatt’s expert witness reports conclude that the company was not negligent and dispute such purported damages. Facilitated discussions regarding resolution of the claim have occurred throughout January 2007, and are pending.  Certain discovery matters have been suspended pending an outcome of those discussions.  A Watson Wyatt motion for partial Summary Judgment is also pending.

Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company):  On July 23, 2004, we received a demand letter from Stroh’s counsel  alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth.  As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005, Watson Wyatt filed a petition in the federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million.  The court granted in part and denied in part our motion for summary judgment, and we have filed an appeal to the Sixth Circuit Court of Appeals that is pending.

Department of Labor Investigation: On November 17, 2006, Watson Wyatt Investment Consulting Inc. (“WWIC”) received a subpoena from the United States Department of Labor (“DOL”) in connection with its investigation into the compensation of consultants and other investment advisers.  WWIC has responded to the subpoena and continues to cooperate with the DOL.

Note 13 – Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158), which is an amendment to FAS 87, “Employers’ Accounting for Pensions”; FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; and FAS 132(R), revision to FAS132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  FAS 158 requires companies to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 and the transition method is prospective.  As a result, the company will adopt the provisions of FAS 158 for the fiscal year ending June 30, 2007.  The company is currently evaluating the impact that adoption of FAS 158 will have on the consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).   SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to our annual financial statements for the year ending June 30, 2007. The company is currently evaluating the impact, if any, of SAB 108 on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The company is currently evaluating the effects that this Interpretation may have on its consolidated financial statements.

Note 14 – Acquisition of Watson Wyatt Brans & Co.

On February 1, 2007, the company acquired the net assets of Watson Wyatt Brans & Co., its long-time alliance partner in the Netherlands, for a combination of cash and stock.  Watson Wyatt Brans & Co. has approximately 180 associates in five offices throughout the Netherlands and had revenues of approximately $37 million (Euro 28 million) in 2006. The business combination will be accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards Board No. 141, “Business Combinations” (SFAS 141).

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Insurance and Financial Services and Investment Consulting, operating from 94 offices in 30 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employs approximately 6,340 associates as follows:

Benefits Group	2,680
Technology and Administration Solutions Group	750
Human Capital Group	790
Insurance and Financial Services Group	370
Investment Consulting Group	370
Other (including Communication)	790
Corporate	590
Total	6,340

We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering consulting services that help our clients anticipate, identify and capitalize on emerging opportunities in human capital management.  We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals.  Our target market clients include those companies in the fortune 1000, Pension & Investments (P&I) 1000, the FTSE 100, and equivalent organizations in markets around the world.

As leading economies worldwide become more services-oriented, human capital and financial management has become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits and rising employee-related costs have increased the importance of effective human capital management. Insurance and investment decisions have become increasingly complex and important in the face of changing economies and dynamic financial markets.  We help our clients address these issues by combining our expertise in human capital and financial management with consulting and technology, to improve the design and implementation of various human resources and financial programs, including compensation, retirement, health care, insurance and investment plans.

The human resources consulting industry, although highly fragmented, is highly competitive and is comprised of major human capital consulting firms, specialist firms, consulting arms of accounting firms and information technology consulting firms.  We believe we have successfully managed costs throughout the company by leveraging our variable compensation cost structure, initiating targeted job reductions and controlling discretionary spending. We believe we are well positioned to take advantage of continued improvement in the overall economy.

In the short term, our revenues are driven by many factors including the general state of the global economy and the resulting level of discretionary spending by our clients, the ability of our consultants to attract new clients or cross-sell to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices.  In the long term, benefits spending is expected to continue to be the largest component of corporate spending.  We believe that the aging workforce, the projected shortfall in workers over the next decade and changing regulations will translate into opportunities for us.  We expect that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique combination of benefits and human capital consulting as well as strategic technology solutions.

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group - The Benefits Group, accounting for 54 percent of our total second quarter fiscal year 2007 revenues, is the foundation of our business.  Retirement, the core of our Benefits Group business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans in the U.K., leverage from other practices, an improving economy, increased global demand and increased market share.   Services provided through the Benefits Group include the following:

•                  Services related to the design of retirement plans, including pension, 401(k) and executive benefit plans

•                  Health care, disability and other group benefit plans

•                  Compensation, benefits, expatriate and human resources practice strategy, implementation and administration

•                  Actuarial services

•                  Strategic workforce planning

Technology and Administration Solutions Group - Our Technology and Administration Solutions Group (TAS), accounting for 11 percent of our total second quarter fiscal year 2007 revenues, provides information technology services to our customers.  Services provided through TAS include the following:

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

•                  Administration outsourcing solutions for health and welfare and pension benefits

•                  Call center strategy, design and tools

•                  Strategic human resource technology and service delivery consulting

•                  Targeted online compensation and benefits statements, content management and call center case management solutions

Human Capital Group - Our Human Capital Group (HCG), accounting for 12 percent of our total second quarter fiscal year 2007 revenues, generally encompasses short-term projects. As a result this segment is most sensitive to current economic conditions.  Services provided through HCG include the following:

•                  Compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs

•                  Strategies to align workforce performance with business objectives

•                  Organization effectiveness consulting, including talent management

•                  Strategies for attracting, retaining and motivating employees

•                  Data services

Insurance & Financial Services Group - Our Insurance & Financial Services Group (I&FS) accounts for 7 percent of our total second quarter fiscal year 2007 revenues. This business is characterized by ongoing relationships with our clients that will typically utilize our services on a number of different projects.  Services provided through I&FS include the following:

•                  Independent actuarial and strategic advice

•                  Assessment and advice regarding financial condition and risk management

•                  Financial modeling software tools for product design and pricing, planning and projections, reporting, valuations and risk management

Investment Consulting Group - Our Investment Consulting Group accounts for 9 percent of our total second quarter fiscal year 2007 revenues.  This business, although relationship based, can be affected by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.  Services provided through our Investment Consulting Group include the following:

•                  Investment consulting services to pension plans and other institutional funds

•                  Input on governance and regulatory issues

•                  Analysis of asset allocation and investment strategies

•                  Investment structure analysis, selection and evaluation of managers, and performance monitoring

While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients.  This capability includes communication and change management implementation support services.

Our clients include many of the world’s largest corporations as well as emerging growth companies, public institutions and nonprofit organizations.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2007 (December 31, 2006) and as of the end of fiscal year 2006 (June 30, 2006), Consolidated Statements of Operations for the three and six month periods ended December 31, 2006 and 2005, Consolidated Statements of Cash Flows for the six month periods ended December 31, 2006 and 2005 and a Consolidated Statement of Changes in Stockholders’ Equity for the six month period ended December 31, 2006.

The company’s acquisition of substantially all of the assets and assumption of most liabilities of WWLLP was completed July 31, 2005 and, as a result, our financial statements reflect the consolidation of the European operations of Watson Wyatt Limited beginning August 1, 2005.  Prior to July 31, 2005, or for one month of the first quarter of fiscal year 2006, the company recorded its share of the results of WWLLP and WWHE using the equity method of accounting.  This prior year income is reflected in the “Income from affiliates” line on our income statement.  Our share of the results of our affiliated captive insurance company, PCIC, continues to be recorded using the equity method of accounting, and is also reflected in the “Income from affiliates” line.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. Before the company’s business combination, for the most recent three fiscal years, revenue from U.S. consulting operations has comprised approximately 80 percent of consolidated revenue.  For the second quarter of fiscal year 2007, U.S. consulting operations comprised approximately 50 percent of consolidated revenue.  Before and after the business combination, no single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  Before the company’s business combination, for the most recent three fiscal years, approximately 60 to 70 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.  For the second quarter of fiscal year 2007, approximately 50 percent of professional and subcontracted services represent these reimbursable services.

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

Revenue Recognition

Revenue includes fees primarily generated from consulting services provided.  We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.  The terms of our contracts with clients are fixed and determinable and may change based upon agreement by both parties. Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making significant judgments regarding the future recoverability of deferred tax assets.  The company does not provide deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely as asserted under Accounting Principles Board (APB) 23, “Accounting for Income Taxes — Special Areas”.  Due to the availability of foreign tax credits, it is not practicable to estimate the company’s income tax liability that might be payable if such earnings were not reinvested indefinitely, however, deferred taxes are provided for earnings of foreign subsidiaries which the company plans to remit.  Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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

The expected long-term rate of return on assets assumption was 8.75 percent per annum at the end of fiscal year 2006 and represents a 25 basis point reduction from the rate of return used in fiscal years 2005 and 2004. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first six months of fiscal year 2007 has been 9.7 percent, compared to a return of 1.0 percent in the first six months of fiscal year 2006.

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

United Kingdom

The following assumptions were used in the valuation of our U.K. plan at June 30, 2006, July 31, 2005, the date of the business combination and April 30, 2005, the former WWLLP fiscal year end:

	Period Ended
	June 30,	July 31,	April 30,
	2006	2005	2005
Discount rate	5.10%	5.00%	5.30%
Expected long-term rate of return on assets	5.69%	5.63%	5.76%
Rate of increase in compensation levels	4.75%	4.75%	4.75%

The 5.10 percent discount rate assumption used at the end of June 30, 2006 represents a 10 basis point increase from the discount rate at July 31, 2005. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this increase reflects the change in yields between these two dates.

The expected long-term rate of return on assets assumption remained the same from July, 31 2005 to June 30, 2006 and was supported by an analysis performed by the company of the weighted average return expected to be achieved given the anticipated makeup of investments, which is heavily weighted towards bonds. The return on assets through the first six months of fiscal year 2007 has been 5.3 percent, compared to a return of 8.2 percent in the first five months of fiscal year 2006.

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

Results of Operations

The table below sets forth our historical Consolidated Statements of Operations data for continuing operations as a percentage of change between periods indicated:

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended December 31,			Six Months Ended December 31,
			%			%
	2006	2005	Change	2006	2005	Change
	(Unaudited)			(Unaudited)

Revenue	$366,425	$315,764	16.0%	$702,429	$581,650	20.8%

Costs of providing services:
Salaries and employee benefits	201,045	175,207	14.7	386,640	322,757	19.8
Professional and subcontracted Services	26,130	19,595	33.4	46,165	38,606	19.6
Occupancy, communications and Other	45,682	43,687	4.6	86,633	76,540	13.2
General and administrative expenses	39,461	37,206	6.1	77,560	68,595	13.1
Depreciation and amortization	13,923	11,132	25.1	26,674	20,809	28.2
	326,241	286,827		623,672	527,307

Income from operations	40,184	28,937	38.9	78,757	54,343	44.9
Income from affiliates	(638)	71	(998.6)	(867)	1,422	(161.0)
Interest expense	(589)	(1,482)	60.3	(1,032)	(2,359)	56.3
Interest income	762	508	50.0	2,212	1,297	70.5
Other non-operating income/(loss)	68	(288)	123.6	104	(2,150)	104.8
Income from continuing operations before income taxes	39,787	27,746	43.4	79,174	52,553	50.7
Provision for income taxes	13,793	10,571	30.5	28,366	21,486	32.0
Income from continuing operations	$25,994	$17,175	51.3%	$50,808	$31,067	63.5%

Three and Six Months Ended December 31, 2006 Compared to the Three and Six Months Ended December 31, 2005

As a result of the July 31, 2005 acquisition of WWLLP, the three and six month periods ended December 31, 2006 and the three month period ended December 31, 2005 include the consolidated operating results of the business acquired from WWLLP for the entire period, whereas the operating results for the six months ended December 31, 2005 includes the acquired business for the months August 2005 through December 2005.  The analysis below highlights the changes between the consolidated statements of operations for the quarters ended December 31, 2006 and 2005 and segregates the effects of the acquisition from the historical company’s results. Following this analysis is a pro forma analysis which assumes that the acquisition and consolidation of the acquired business had occurred at the beginning of each period presented.  Management believes that the pro forma analysis provides a more meaningful comparison of financial results.

Revenue.

Revenues for the second quarter of fiscal year 2007 were $366 million, an increase of $50 million, or 16 percent, from $316 million in the second quarter of fiscal year 2006.  The overall increase in revenues is due primarily to growth in our business, but also includes the impact of changes in foreign currency exchange rates.  The British Pound appreciated during the second quarter of fiscal year 2007 and resulted in $12 million of the revenue increase.  The average exchange rate used to translate our revenues earned in the U.K. increased to 1.9439 for the second quarter of fiscal 2007 from 1.7400 in the second quarter of fiscal year 2006.  The impact of the U.S. dollar depreciating against other foreign currencies resulted in an additional $1 million of revenue.

The increases in our segment revenue for second quarter fiscal year 2007 as compared to the second quarter of fiscal year 2006 are due to the following:

•                  Benefits increased revenues $20.1 million, or 11 percent, over the second quarter of fiscal year 2006 due primarily to increased demand for our services from existing clients, including plan design, valuation and administration in the U.S. and plan design and valuation in Europe.  The appreciation of the British Pound accounted for 3 percentage points of the increase.

•                  Technology and Administration Solutions increased revenues $4.5 million, or 12 percent, over the second quarter of fiscal year 2006, largely due to an increase in the number of projects that went into service during the fiscal year.  The appreciation of the British Pound accounted for 4 percentage points of the increase. In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At December 31, 2006, the company had 75 projects in service and 60 projects in implementation.  At December 31, 2005, the company had 25 projects in service and 51 projects in implementation.

•                  Human Capital Group increased revenues $7.3 million, or 19 percent, over the second quarter of fiscal year 2006 primarily due to strong demand for compensation consulting, including executive compensation, sales effectiveness and strategic rewards.  The appreciation of the British Pound accounted for 3 percentage points of the increase.

•                  Insurance and Financial Services increased revenues $4.4 million, or 19 percent, over the second quarter of fiscal year 2006 primarily due to an increase in life insurance consulting projects.  The appreciation of the British Pound accounted for 10 percentage points of the increase.

•                  Investment Consulting increased revenues $11.3 million, or 53 percent, over the second quarter of fiscal year 2006 due to an increase in demand for our services, especially investment strategy advice.  The appreciation of the British Pound accounted for 6 percentage points of the increase.

Revenues for the six months ended December 31, 2006 were $702 million, an increase of $120 million, or 21 percent, from $582 million for the six months ended December 31, 2005.  The business combination was completed on July 31, 2005, and therefore, the six months ended December 31, 2005 only includes five months of our European operations.  A discussion of pro forma revenue is provided on page 41.  Additionally, the British Pound appreciated during the six months ended December 31, 2006 and resulted in $16 million of the revenue increase.  The average exchange rate used to translate our revenues earned in the United Kingdom increased to 1.9036 for the six months ended December 31, 2006 from 1.7623 for the six months ended December 31, 2005.

The increase in our segment revenue for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005 is due to the additional month of European operations as well as the following:

•                  Benefits increased revenues $48.5 million, or 15 percent, over the six months ended December 31, 2005 due to increased demand from existing clients for plan design, valuation and administration services.  The appreciation of the British Pound accounted for 3 percentage points of the increase.

•                  Technology and Administration Solutions increased revenues $16.5 million, or 27 percent, over the six months ended December 31, 2005, largely due to an increase in the number of projects that went into service during the fiscal year.  The appreciation of the British Pound accounted for 3 percentage points of the increase.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At December 31, 2006, the company had 75 projects in service and 60 projects in implementation.  At December 31, 2005, the company had 25 projects in service and 51 projects in implementation.

•                  Human Capital Group increased revenues $15.4 million, or 22 percent, over the six months ended December 31, 2005 primarily due to increased demand for compensation consulting, including executive compensation, sales effectiveness and strategic rewards.  The appreciation of the British Pound accounted for 2 percentage points of the increase.

•                  Insurance and Financial Services increased revenues $15.4 million, or 41 percent, over the six months ended December 31, 2005 primarily due to an increase in project work, including life insurance consulting projects.  The appreciation of the British Pound accounted for 8 percentage points of the increase.

•                  Investment Consulting increased revenues $22.3 million, or 59 percent, over the six months ended December 31, 2005 due to an increase in demand for our services, especially investment strategy advice.  The appreciation of the British Pound accounted for 5 percentage points of the increase.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the second quarter of fiscal year 2007 were $201.0 million compared to $175.2 million for the second quarter of fiscal year 2006, an increase of $25.8 million or 14.7 percent.  The increase is mainly due to additional salary expense of $15.7 million, higher bonus expense of $10.3 million, higher benefits expense of $3.9 million, a decrease in capitalization of $1.0 million related to the capitalization of time spent customizing in-house administration systems in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, partially offset by a decrease in pension expense of $5.0 million. As a percentage of revenue, salaries and employee benefits decreased to 54.9 percent from 55.5 percent.

Salaries and employee benefit expenses for the first six months of fiscal year 2007 were $386.6 million compared to $322.8 million for the first six months of fiscal year 2006, an increase of $63.9 million or 19.8 percent.  The increase was mainly due to additional salary expenses of $41.2 million related to the acquisition of the European business. The increase in the historical company was due to higher salaries of $16.1 million, higher accrual for discretionary compensation of $4.3 million, and increased benefit expense of $4.0 million. Also included is less capitalization of $4.3 million related to time spent customizing in-house administration systems in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Additionally, a decrease in pension expense of $6.2 million partially offset the increases outlined above.  As a percentage of revenue, salaries and employee benefits decreased to 55.0 percent from 55.5 percent.

Professional and Subcontracted Services.

Professional and subcontracted services expense for the second quarter of fiscal year 2007 were $26.1 million compared to $19.6 million for the second quarter of fiscal year 2006, an increase of $6.5 million or 33.4 percent.  As a percentage of revenue, professional and subcontracted services increased to 7.1 percent from 6.2 percent.  The increase is mainly due to higher reimbursable expenses incurred on behalf of clients and increased costs in Europe for temporary staff, consulting fees, and legal reserves.

Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2007 were $46.2 million, compared to $38.6 million for the first six months of fiscal year 2006, an increase of $7.6 million or 19.6 percent.  The increase was mainly due to additional expenses of $8.8 million related to the acquisition of WWLLP partially offset by a decrease of $1.2 million of reimbursable expenses related to the historical company. As a percentage of revenue, professional and subcontracted services remained at 6.6 percent for both periods.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the second quarter of fiscal year 2007 were $45.7 million compared to $43.7 million for the second quarter of fiscal year 2006, an increase of $2.0 million or 4.6 percent.  The increase is mainly due to increases in travel, promotion, professional development, repairs and maintenance, and postage as well as the impact of an appreciating British Pound, offset by a decrease in duplicating and general office, rent and utilities, and contributions expense.  As a percentage of revenue, occupancy, communications and other decreased to 12.5 percent from 13.8 percent.

Occupancy, communications and other expenses for the first six months of fiscal year 2007 were $86.6 million compared to $76.5 million for the first six months of fiscal year 2006, an increase of $10.1 million or 13.2 percent.  The increase was mainly due to additional expenses of $9.7 million related to the acquisition of WWLLP. The increase of $0.4 million associated with the historical company was principally attributable to increases in expenses such as travel, repairs and maintenance, dues and entertainment, promotion, an appreciating British Pound, and telephone expense partially offset by decreases in expenses such as rent, business tax, equipment rental expense and general office expense.  As a percentage of revenue, occupancy, communications and other decreased to 12.3 percent from 13.2 percent.

General and Administrative Expenses.

General and administrative expenses for the second quarter of fiscal year 2007 were $39.5 million, compared to $37.2 million for the second quarter of fiscal year 2006, an increase of $2.3 million or 6.1 percent. The increase is primarily due to higher professional services of $2.2 million from costs associated with compliance with the Sarbanes-Oxley Act of 2002 as well as technology consultants in the U.K., increased salaries and benefits of $2.1 million, increased rent and utilities of $1.4 million, and increased miscellaneous expenses such as postage, travel, dues and general office expense of $0.5 million partially offset by decreases in insurance expense of $3.5 million and promotion expense of $0.6 million.  As a percentage of revenue, general and administrative expense decreased to 10.8 percent from 11.8 percent.

General and administrative expenses for the first six months of fiscal year 2007 were $77.6 million, compared to $68.6 million for the first six months of fiscal year 2006, an increase of $9.0 million or 13.0 percent.  The increase is mainly due to additional expenses of $8.9 million related to the acquisition of WWLLP. The increase of $0.1 million in the historical company is mainly due to higher professional services expense of $1.9 million, and higher miscellaneous expenses such as rent, travel, duplicating, and postage of $0.6 million partially offset by decreased insurance expense of $2.4 million.  As a percentage of revenue, general and administrative expense decreased to 11.0 percent from 11.8 percent.

Depreciation and Amortization.

Depreciation and amortization for the second quarter of fiscal year 2007 was $13.9 million, compared to $11.1 million for the second quarter of fiscal year 2006, an increase of $2.8 million or 25.1 percent. The increase is mainly due to a $2.0 million increase in depreciation of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group, and $0.8 million increase in depreciation on fixed assets and intangibles.  As a percentage of revenue, depreciation and amortization increased to 3.8 percent from 3.5 percent.

Depreciation and amortization for the first six months of fiscal year 2007 was $26.7 million, compared to $20.8 million for the first six months of fiscal year 2006, an increase of $5.9 million or 28.2 percent.  The increase is due to additional expense of $1.3 million related to the acquisition of WWLLP. The increase of $4.6 million in the historical company is due to $3.2 million of depreciation of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group and $1.4 million higher depreciation expense on fixed assets and intangibles.  As a percentage of revenue, depreciation and amortization increased to 3.8 percent from 3.6 percent.

(Loss)/Income From Affiliates.

Loss from affiliates for the second quarter of fiscal year 2007 was $0.6 million, compared to income of $0.1 million for the second quarter of fiscal year 2006, a decrease of $0.7 million.  The gain or loss recognized reflects our portion of PCIC’s results for the quarter.

Loss from affiliates for the first six months of fiscal year 2007 was $0.9 million compared to income of $1.4 million for the first six months of fiscal year 2006.  The income in fiscal year 2006 includes not only our share of income from PCIC but also our share of results from our European affiliates for the month of July 2005, after which time the business combination was consummated.

Interest Expense.

Interest expense for the second quarter of fiscal year 2007 was $0.6 million, compared to $1.5 million for the second quarter of fiscal year 2006.  Interest expense for the first six months of fiscal year 2007 was $1.0 million, compared to $2.4 million for the first six months of fiscal year 2006.  The decrease in both periods was due to a lower average debt balance.

Interest Income.

Interest income for the second quarter of fiscal year 2007 was $0.8 million, compared to $0.5 million for the second quarter of fiscal year 2006. Interest income for the first six months of fiscal year 2007 was $2.2 million, compared to $1.3 million for the first six months of fiscal year 2006.  The increase is mainly due to a higher average cash balance in the current period compared to the prior period combined with higher short-term interest rates in the United States and Europe.

Other Non-Operating Income/(Loss).

Other non-operating income/(loss) in the first six months of fiscal year 2006 includes a $1.7 million gain recognized by the company on the sale of its New Zealand operations, netted against a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination.

Provision for Income Taxes.

Provision for income taxes for the first six months of fiscal year 2007 was $28.4 million, compared to $21.5 million for the first six months of fiscal year 2006. Our effective tax rate was 35.8 percent for the first six months of fiscal year 2007 and 40.9 percent for the first six months of fiscal year 2006.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the second quarter of fiscal year 2007 was $26.0 million, compared to $17.2 million for the second quarter of fiscal year 2006.  As a percentage of revenue, income from continuing operations increased to 7.1 percent from 5.4 percent. Income from continuing operations for the first six months of fiscal year 2007 was $50.8 million, compared to $31.1 million for the first six months of fiscal year 2006.  As a percentage of revenue, income from continuing operations increased to 7.2 percent from 5.3 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the second quarter of fiscal year 2007 was $0.58, compared to $0.41 for the second quarter of fiscal year 2006.   Diluted earnings per share, income from continuing operations for the first six months of fiscal year 2007 was $1.14, compared to $0.76 for the first six months of fiscal year 2006. The diluted earnings per share calculation for the three and six months of fiscal year 2007 assumes that the 1,950,000 contingent shares related to the business combination had been issued and outstanding for the entire three and six months.

Pro Forma Statement of Operations

For a more meaningful comparison of financial results, the following table presents the company’s unaudited results for the six months ended December 31, 2006 compared with the unaudited pro forma results for the six months ended December 31, 2005, as if the business combination had occurred at the beginning of each period.  The diluted earnings per share calculation in this pro forma analysis assumes that the 1,950,000 shares related to the business combination had been issued at the beginning of each period.  The comparison of financial results for the three month period ended December 31, 2006 compared with the three month period ended December 31, 2005 is comparable and discussion is provided beginning on page 33.

In our opinion, information for the six months ended December 31, 2006 and the pro forma results for the six months ended December 31, 2005 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the combination actually taken place as of the dates specified, or that may be expected to occur in the future.

Pro-Forma Combined Statements of Operations
(in thousands, except per share data)

	Three Months Ended December 31,			Six Months Ended December 31,
	Historical	Historical	%	Historical	Pro Forma	%
	2006	2005	Change	2005	2005	Change
	(Unaudited)			(Unaudited)

Revenue	$366,425	$315,764	16.0%	$702,429	$618,093	13.6%

Costs of providing services:
Salaries and employee benefits	201,045	175,207	14.7	386,640	345,428	11.9
Professional and subcontracted Services	26,130	19,595	33.4	46,165	39,290	17.5
Occupancy, communications and Other	45,682	43,687	4.6	86,633	81,637	6.1
General and administrative expenses	39,461	37,206	6.1	77,560	74,023	4.8
Depreciation and amortization	13,923	11,132	25.1	26,674	22,115	20.6
	326,241	286,827		623,672	562,493

Income from operations	40,184	28,937	38.9	78,757	55,600	41.6
(Loss)/income from affiliates	(638)	71	(998.6)	(867)	899	(196.4)
Interest expense, net	173	(974)	117.8	1,180	(1,812)	165.1
Other non-operating (loss)/income	68	(288)	123.6	104	1,452	(92.8)
Income from continuing operations before income taxes	39,787	27,746	43.4	79,174	56,139	41.0
Provision for income taxes	13,793	10,571	30.5	28,366	23,064	23.0
Income from continuing operations	$25,994	$17,175	51.3%	$50,808	$33,075	53.6%

Basic earnings per share:	$0.61	$0.41		$1.20	$0.82
Diluted earnings per share:	$0.58	$0.41		$1.14	$0.77

Weighted average shares of common stock, basic (000)	42,407	42,147		42,401	40,494
Weighted average shares of common stock, diluted (000)	44,525	42,391		44,545	42,698

The pro forma information for the six months ended December 31, 2005 excludes, in Other non-operating income, a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination with WWLLP.

Revenue.

Revenues for the six months ended December 31, 2006 were $702 million, an increase of $84 million, or 14 percent, from $618 million for the six months ended December 31, 2005.  The British Pound appreciated during the six months ended December 31, 2006 and resulted in $19 million of the revenue increase.  The average exchange rate used to translate our revenues earned in the U.K. increased to 1.9036 for the six months ended December 31, 2006 from 1.7623 for the six months ended December 31, 2005.

The increases in our segment revenue for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005 are as follows:

•                  Benefits increased revenues $29.7 million, or 8 percent, over the six months ended December 31, 2005 due to increased demand from existing clients for plan design, valuation and administration services.  The appreciation of the British Pound accounted for 3 percentage points of the increase.

•                  Technology and Administration Solutions increased revenues $11.9 million, or 18 percent, over the six months ended December 31, 2005, largely due to an increase in the number of projects that went into service during the fiscal year.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  The appreciation of the British Pound accounted for 3 percentage points of the increase.

•                  Human Capital Group increased revenues $13.2 million, or 18 percent, over the six months ended December 31, 2005, primarily due to continuing strong demand for executive compensation consulting.  The appreciation of the British Pound accounted for 2 percentage points of the increase.

•                  Insurance and Financial Services increased revenues $8.0 million, or 18 percent, over the six months ended December 31, 2005, primarily due to an increase in project work, including life insurance consulting projects.  The appreciation of the British Pound accounted for 8 percentage points of the increase.

•                  Investment Consulting increased revenues $18.6 million, or 45 percent, over the six months ended December 31, 2005 due to an increase in the number of associates working in this practice combined with an overall strong demand for our services, especially structured products.  The appreciation of the British Pound accounted for 5 percentage points of the increase.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the first six months of fiscal year 2007 were $386.6 million, compared to $345.4 million for the first six months of fiscal year 2006, an increase of $41.2 million or 11.9 percent.   The increase was mainly due to higher salaries of $24.5 million, a higher accrual for discretionary compensation of $14.8 million, higher benefits of $5.6 million, the impact of an appreciating British Pound and a decrease in capitalization of time spent customizing in-house administration systems of $4.3 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” partially offset by a decrease in pension expense of $9.4 million.  As a percentage of revenue, salaries and employee benefits decreased to 55.5 percent from 55.9 percent.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2007 were $46.2 million, compared to $39.3 million for the first six months of fiscal year 2006, an increase of $6.9 million or 17.5 percent. As a percentage of revenue, professional and subcontracted services increased to 6.6 percent from 6.4 percent.  The increase is principally attributable to higher reimbursable expenses incurred on behalf of clients and increased costs in Europe for temporary staff, consulting fees, and legal reserves.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the first six months of fiscal year 2007 were $86.6 million compared to $81.6 million for the first six months of fiscal year 2006, an increase of $5.0 million or 6.1 percent.  The increase is mainly due to increases in rent and utilities, repairs and maintenance expenses, travel, promotion, professional development, dues, as well as the impact of an appreciating British Pound, partially offset by a decrease in miscellaneous expenses such as duplicating, general office, and business tax expense.  As a percentage of revenue, occupancy, communications and other decreased from 12.3 percent to 13.2 percent.

General and Administrative Expenses.

General and administrative expenses for the first six months of fiscal year 2007 were $77.6 million, compared to $74.0 million for the first six months of fiscal year 2006, an increase of $3.5 million or 4.8 percent.   The increase is mainly due to increases in salaries expense of $4.2 million, professional services expense of $3.7 million, rent and utilities expense of $2.5 million partially offset by a decrease in professional indemnity insurance of $5.4 million and decreases in miscellaneous expenses such as office supplies, promotion, and dues totaling $1.6 million.  As a percentage of revenue, general and administrative expenses decreased to 11.0 percent from 12.0 percent.

Depreciation and Amortization.

Depreciation and amortization for the first six months of fiscal year 2007 was $26.7 million compared to $22.1 million for the first six months of fiscal year 2006, an increase of $4.6 million or 20.8 percent. The increase is mainly due to depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Group of $3.2 million and amortization of intangibles of $1.4 million.  As a percentage of revenue, depreciation and amortization increased to 3.8 percent from 3.6 percent.

(Loss)/Income From Affiliates.

Loss from affiliates for the first six months of fiscal year 2007 was $0.9 million compared to income of $0.9 million for the first six months of fiscal year 2006.  The amount of income or loss recognized reflects our share of PCIC’s earnings for the relative period.

Interest Income/(Expense), net.

Net interest income for the first six months of fiscal year 2007 was $1.2 million compared to net interest expense of $1.8 million for the first six months of fiscal year 2006.  The increase in net interest income in the current period was due to an increased net investment balance and a decreased average debt balance.

Other Non-Operating Income.

Other non-operating income in the first six months of fiscal year 2006 includes a $1.7 million gain recognized by the company on the sale of its New Zealand operations.

Provision for Income Taxes.

Provision for income taxes for the first six months of fiscal year 2007 was $28.4 million, compared to $23.1 million for the first six months of fiscal year 2006. Our effective tax rate was 35.8 percent for the first six months of fiscal year 2007 and 40.9 percent for the first six months of fiscal year 2006.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves. The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

 Income From Continuing Operations.

Income from continuing operations for the first six months of fiscal year 2007 was $50.8 million, compared to $33.1 million for the first six months of fiscal year 2006.  As a percentage of revenue, income from continuing operations increased to 7.2 percent from 5.4 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the first six months of fiscal year 2007 was $1.14, compared to $0.77 for the first six months of fiscal year 2006. The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination have been issued and outstanding since the beginning of each fiscal year presented.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2006 totaled $68.5 million, compared to $165.3 million at June 30, 2006.  The decrease in cash from June 30, 2006 to December 31, 2006 was mainly attributable to the payment during the first quarter of fiscal year 2007 of $96.5 million of previously accrued discretionary compensation. We also paid $29.9 million in corporate taxes, $18.6 million in capital expenditures and $6.4 million in dividends during the first six months of fiscal year 2007.  These payments were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company utilized $6.4 million from its credit facility and cash on hand toward the cash consideration payment to be made in connection with the acquisition of substantially all the assets of Watson Wyatt Brans Co. (“Brans Acquisition”).  The company believes that it has sufficient resources to fund operations through the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs.  At December 31, 2006, $42.6 million of the total cash balance of $68.5 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash (Used in)/From Operating Activities.

Cash used in operating activities for the first six months of fiscal year 2007 was $19.1 million, compared to cash from operating activities of $7.5 million for the first six months of fiscal year 2006.  The difference is primarily attributable to the payment of bonuses and an increase in accounts receivable in fiscal year 2007.

The allowance for doubtful accounts increased $2.6 million from June 30, 2006 to December 31, 2006. The number of days of accounts receivable and work in process outstanding was 85 at December 31, 2006, compared to 83 at June 30, 2006.

Cash Used in Investing Activities.

Cash used in investing activities for the first six months of fiscal year 2007 was $30.5 million, compared to $162.1 million used in investing activities for the first six months of fiscal year 2006.  The difference can be primarily attributed to acquisition and contingent consideration payments of $134.1 million in the first six months of fiscal year 2006.

Expenditures of capital funds were $18.6 million for the first six months of fiscal year 2007.  Anticipated commitments of capital funds are estimated at $30 million for the remainder of fiscal year 2007. We expect cash from operations to adequately provide for these cash needs.

Cash (Used in)/From Financing Activities.

Cash used in financing activities for the first six months of fiscal year 2007 was $49.6 million, compared to cash from financing activities of $63.0 million for the first six months of fiscal year 2006.  This change is primarily attributable to activity under our credit facility which included net borrowings of $75 million in the first six months of fiscal year 2006 compared to a net repayment of $30 million in the first six months of fiscal year 2007.  Additionally, during the first six months of fiscal year 2007, the company repurchased $20 million of common stock, compared to $2.5 million of common stock during the same period in fiscal year 2006. The company also made a one-time payment of $8.4 million under a forward contract in fiscal year 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual arrangements at December 31, 2006, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.

	Remaining payments due by fiscal year as of December 31, 2006
Contractual Cash Obligations (in thousands)	Total	Remaining 2007	2008 through 2009	2010 through 2011	Thereafter
Lease commitments	$363,449	$27,993	$102,781	$84,112	$148,563

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Credit Agreement.  The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  There were no borrowings under this facility as of December 31, 2006, compared to net borrowings of $75 million as of December 31, 2005.  On February 1, 2007, the company accessed $6.4 million under its credit facility in connection with the Brans Acquisition. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of December 31, 2006. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of December 31, 2006.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

Pension Contributions.  We’ve made pension contributions of $8.0 million during the first six months of fiscal year 2007.  We also made a $15.0 million pension contribution in January 2007.  We anticipate contributing an additional $7.0 million to various plans over the remainder of the fiscal year.

Guarantees

Wellspring Leases.  We continue to guarantee two leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  Based on our analysis and the limited duration of the remaining lease obligations, the company believes that payment under these lease guarantees is remote.

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

In connection with our business combination, payment of an additional 1,950,000 shares of the company’s common stock after June 30, 2007, is contingent upon the achievement by the acquired business of agreed-upon financial performance goals. The value of all the contingent stock was $87.1 million based on the NYSE closing price on January 31, 2007. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Under the business combination agreement, Watson Wyatt Limited is obligated to make payments to members of WWLLP representing profits and tax payments relating to periods before the closing date of the transaction. The company has guaranteed these obligations and has reflected them on the company’s consolidated financial statements as of December 31, 2006.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability, employment practices liability, and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims of the company and its subsidiaries, including the cost of defending such claims.  Our primary professional liability insurance coverage beyond our self-insured retention amount is written by an affiliated captive insurance company (PCIC) owned by us and two other professional services firms.

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

Our agreements with PCIC could require additional payments to PCIC in the event that the company decided to exit PCIC and adverse claims significantly exceed prior expectations.  If these circumstances were to occur, the company would record a liability at the time it becomes probable and reasonably estimable.

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable.

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $34.7 million IBNR liability recorded as of December 31, 2006.

Recent insurance market conditions for our industry include increases in overall premium cost, higher self-insured retentions and constraints on aggregate excess coverages, trends that are anticipated to continue.  We expect these recent conditions to recur periodically and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.  In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital over the past couple of years.

In light of increasing worldwide litigation, including litigation against professionals, the company has implemented a requirement that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements.  Nearly 100 percent of the company’s U.S.and U.K.corporate clients have signed engagement letters including mitigation clauses, and initiatives to maintain that process in the United States and the United Kingdom and complete it elsewhere are underway.  The company has disengaged from certain client relationships where satisfactory engagement terms could not be achieved.

Disclaimer Regarding Forward-looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 — Retirement Benefits; Note 6 — Goodwill and Intangible Assets; Note 11 — Guarantees; Note 12 — Contingent Liabilities; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”.  You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will,”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to:

•              our ability to integrate acquired businesses, including the Brans business, into our own business, processes and systems, and achieve the anticipated results;

•              our continued ability to recruit and retain qualified associates;

•              the success of our marketing, client development and sales programs after our acquisitions;

•              our ability to maintain client relationships and to attract new clients after our acquisitions;

•              declines in demand for our services;

•              outcomes of pending or future litigation and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

•              our ability to obtain professional liability insurance;

•              a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;

•              actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and Internet/intranet development firms;

•              our ability to achieve cost reductions after our recent acquisitions;

•              foreign currency exchange and interest rate fluctuations;

•              exposure to liabilities that have not been expressly assumed in our acquisition transactions;

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

We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“FAS 52”). The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 “Contingent Liabilities,” of the Notes to the Consolidated Financial Statements in this Form 10-Q for the quarter ending December 31, 2006.

ITEM 1A.  RISK FACTORS.

There are no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K (File No. 001-16159) filed on September 1, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The company did not engage in any unregistered sales of equity securities during the quarter.  See Item 5 below, however, with respect to our unregistered issuance of shares in connection with an off-shore acquisition after the interim reporting period.

Issuer Purchases of Equity Securities

The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	—	$—	—	1,413,534
November 1, 2006 through November 31, 2006	—	—	—	1,413,534
December 1, 2006 through December 31, 2006	—	—	—	1,413,534
Total	—		—

During the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A common stock. Shares that the company repurchases are primarily issued in connection with the company’s employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the seventh annual meeting of the stockholders of the Company, held on November 17, 2006, the following matters were submitted to a vote of stockholders:

(1)                     a proposal to approve amendments to the Amended and Restated Certificate of Incorporation to eliminate the classification of the Board of Directors;

(2)                     the election of ten members of the Board of Directors;

(3)                     a proposal to approve amendments to the Amended and Restated Certificate of Incorporation to eliminate the Class B Stock; and

(4)                     a proposal to approve an increase in the number of shares which may be issued under the 2001 Deferred Stock Unit Plan for Selected Employees.

Proxies representing 36,739,089 shares were received (total shares outstanding as of the Record Date were  42,285,798) and the results of the meeting are as follows with respect to each matter submitted to a vote of stockholders.

Amendments to the Amended and Restated Certificate of Incorporation to Eliminate the Classification of the Board of Directors

Up until the date of the Annual Meeting, held on November 17, 2006, under the Company’s Amended and Restated Certificate of Incorporation, Directors were separated into three classes, serving staggered terms.  Each year, the stockholders were asked to elect the Directors comprising one of the classes for a three-year term. At the time of the Annual Meeting, the term for four Directors was set to expire in 2006 (this year’s Annual Meeting).  The term of three other Directors was set to expire in 2007 and the term of the other four Directors was set to expire in 2008.  Because of the classified Board structure, stockholders had the opportunity to elect one class of the Directors (or approximately one-third of the Directors) each year.

The Board of Directors adopted resolutions setting forth proposed amendments to the Amended and Restated Certificate of Incorporation (the “Declassification Amendments”) to eliminate the classified Board structure, to permit removal of Directors by stockholders with or without cause in accordance with Delaware law and to make technical, conforming changes.  The Board declared the Declassification Amendments advisable, and unanimously resolved to submit the Declassification Amendments to the Company’s stockholders for consideration.

On November 17, 2006, the stockholders of the Company approved this proposal.  Therefore the terms of all Directors will expire at the annual meeting of stockholders each year and their successors will be elected for one-year terms that will expire at the next annual meeting.

Of the proxies received, the votes were as follows:

For	Against	Abstain	Broker Non-Votes
35,675,783	326,913	736,393	0

Election of Directors

The stockholders approved the proposal to eliminate the classification of the Board of Directors, and upon effectiveness of the Declassification Amendments, the Board of Directors was no longer classified.  All ten of the Company’s Directors therefore stood for election to serve a one-year term expiring at the 2007 Annual Meeting of Stockholders, and until his or her successor shall have been elected and qualified.

Of the proxies received, the votes were as follows:

Nominees for Directors	For	Withheld

Term expiring at the annual meeting of stockholders in 2007:

John J. Gabarro	34,616,578	2,122,511
John J. Haley	34,703,575	2,035,514
R. Michael McCullough	34,811,124	1,927,964
Brendan R. O’Neill	35,786,396	952,692
Linda D. Rabbitt	35,436,024	1,303,065
Chandrasekhar Ramamurthy	34,520,944	2,218,144
Gilbert T. Ray	34,650,826	2,088,263
Roger C. Urwin	33,751,615	2,987,473
Gene H. Wickes	34,419,440	2,319,648
John C. Wright	34,019,784	2,719,304

Approval of a proposal to approve amendments to the Amended and Restated Certificate of Incorporation to Eliminate the Class B Stock

At the time of the Annual Meeting, Article 4 of the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of up to 15,000,000 shares of Class B-1 Common Stock, par value $.01 per share, and 15,000,000 shares of Class B-2 Common Stock, par value $.01 per share (collectively, the “Class B Common Stock”).  There are no shares of Class B Common Stock outstanding.  In October 2001, all the Class B-1 shares automatically converted to Class A shares, and in October 2002, all the Class B-2 shares automatically converted to Class A shares.  The Company has no intention to issue any shares of Class B Common Stock.  On September 29, 2006, the Board of Directors determined that it is in the best interests of the Company and the Company’s stockholders that the Amended and Restated Certificate of Incorporation be restated to eliminate the Class B Common Stock.  As a result, the Board adopted proposed amendments to Article 4 of the Amended and Restated Certificate of Incorporation, declared such amendments advisable and unanimously resolved to submit such amendments to the Company’s stockholders for consideration.   On November 17, 2006, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation to eliminate the Class B stock.

Of the proxies received, the votes were as follows:

For	Against	Abstain	Broker Non-Votes
34,646,060	93,911	1,999,117	0

Approval of a proposal to approve an increase in the number of shares which may be issued under the 2001 Deferred Stock Unit Plan for Selected Employees.

On November 17, 2006, the stockholders of the Company approved an amendment to the 2001 Deferred Stock Unit Plan for Selected Employees (the “DSU Plan”) to increase the number of shares of common stock available for issuance under the DSU Plan to 2,700,000, subject to adjustments for stock splits, stock dividends and similar transactions, including extraordinary distributions of cash or stock.  The board of directors approved this amendment on September 19, 2006. No grants or awards have been made in connection with this amendment to the principal executive officer, principal financial officer or a named executive officer.

The DSU Plan was originally approved on November 5, 2001 at the annual meeting of stockholders.  The DSU Plan is intended to provide senior associates of the Company with additional incentives by permitting the Company to grant them an equity interest in the Company in the form of deferred stock units, in lieu of a portion of their annual fiscal year-end bonus, typically paid in September of each year. Each stock unit represents one share of common stock.  The initial total number of shares authorized for issuance in payment of deferred stock units under the DSU Plan was 1,500,000 shares.

Of the proxies received, the votes were as follows:

For	Against	Abstain	Broker Non-Votes
25,245,203	2,740,186	1,996,671	6,757,029

ITEM 5. OTHER INFORMATION.

The company previously announced the dismissal of PricewaterhouseCoopers LLP (“PwC”) as the company’s independent registered public accounting firm on December 7, 2006, and approved Deloitte & Touche LLP (“Deloitte”) as its new independent registered public accounting firm, effective upon completion of Deloitte’s customary client acceptance procedures which were completed on December 12, 2006.  Details of the event were filed under Item 4.01 of Form 8-K on December 13, 2006.

 On February 1, 2007, the Company issued 252,285 shares of the Company’s class A common stock under Regulation S of the Securities Act of 1933 in connection with the Brans Acquisition.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt Worldwide, Inc.(1)
3.2	Amended and Restated Bylaws of Watson Wyatt Worldwide, Inc.(1)
10.1	2001 Deferred Stock Unit Plan for Selected Employees(1)
10.2	FY07 Performance Share Bonus Incentive Program (1)
21	Subsidiaries of Watson Wyatt Worldwide, Inc.(1)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)   Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley	February 9, 2007
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz	February 9, 2007
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs	February 9, 2007
Name:	Peter L. Childs	Date
Title:	Controller