Form 10-Q
period 2007-03-31
Watson Wyatt Worldwide, Inc.
filed 2007-05-10
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-16159

WATSON WYATT WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-2211537
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

901 N. Glebe Road
Arlington, VA	22203
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2007.

Class	Outstanding at April 30, 2007
Class A Common Stock, $.01 par value per share	42,763,451 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2007

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)
(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2007	2006	2007	2006

Revenue	$395,598	$343,072	$1,098,027	$924,722

Costs of providing services:
Salaries and employee benefits	211,807	191,582	598,447	514,339
Professional and subcontracted services	26,494	17,884	72,659	56,490
Occupancy, communications and other	49,375	41,689	136,008	118,229
General and administrative expenses	40,445	39,300	118,005	107,895
Depreciation and amortization	15,123	11,510	41,797	32,319
	343,244	301,965	966,916	829,272

Income from operations	52,354	41,107	131,111	95,450

(Loss)/income from affiliates	(4,490)	310	(5,357)	1,732
Interest expense	(304)	(1,344)	(1,336)	(3,703)
Interest income	889	1,047	3,101	2,344
Other non-operating income/(loss)	37	44	141	(2,106)

Income from continuing operations before income taxes	48,486	41,164	127,660	93,717

Provision for income taxes	14,652	11,828	43,018	33,314

Income from continuing operations	33,834	29,336	84,642	60,403

Discontinued operations:

Adjustment to reduce estimated loss on disposal of
discontinued operations [less applicable income
tax expense for the three and nine months ended
March 31, 2007 and 2006]	—	1,035	—	1,035

Sublease income from discontinued operations, less
applicable income tax expense for the three and nine
months ended March 31, 2007 and 2006	—	10	—	27

Net income	$33,834	$30,381	$84,642	$61,465

Basic earnings per share:
Income from continuing operations	$0.80	$0.69	$1.99	$1.47
Income from discontinued operations	—	0.02	—	0.03
Net income	$0.80	$0.71	$1.99	$1.50

Diluted earnings per share:
Income from continuing operations	$0.76	$0.69	$1.90	$1.46
Income from discontinued operations	—	0.02	—	0.03
Net income	$0.76	$0.71	$1.90	$1.49

Weighted average shares of common stock, basic (000)	42,488	42,234	42,430	41,074
Weighted average shares of common stock, diluted (000)	44,586	42,466	44,562	41,341

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Data)
(Unaudited)

	March 31,	June 30,
	2007	2006
Assets
Cash and cash equivalents	$69,176	$165,345
Receivables from clients:

Billed, net of allowances of $6,699 and $3,678	222,890	180,533
Unbilled, at estimated net realizable value	139,900	123,044
	362,790	303,577

Deferred income taxes	13,524	567
Other current assets	52,735	24,158
Total current assets	498,225	493,647

Investment in affiliates	3,058	8,564
Fixed assets, net	167,816	147,738
Deferred income taxes	55,108	70,417
Goodwill	373,871	324,041
Intangible assets	210,860	187,075
Other assets	7,468	8,877

Total Assets	$1,316,406	$1,240,359

Liabilities
Accounts payable and accrued liabilities, including
discretionary compensation	$270,319	$288,396
Deferred income taxes	—	168
Income taxes payable	12,523	7,771
Total current liabilities	282,842	296,335

Note payable	—	30,000
Accrued retirement benefits	158,616	162,505
Deferred rent and accrued lease losses	29,649	28,982
Deferred income taxes	444	480
Other noncurrent liabilities	84,901	73,296

Total Liabilities	556,452	591,598

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized;
none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized;
42,763,451 and 42,463,451 issued and
42,501,230 and 42,385,513 outstanding	428	425
Additional paid-in capital	396,839	386,392
Treasury stock, at cost - 262,221 and 77,938 shares	(11,971)	(2,134)
Retained earnings	317,714	242,599
Accumulated other comprehensive income	56,944	21,479
Total Stockholders’ Equity	759,954	648,761

Total Liabilities and Stockholders’ Equity	$1,316,406	$1,240,359

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Nine months ended March 31
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$84,642	$61,465
Adjustments to reconcile net income to net cash from operating activities:
Loss on foreign currency forward contract	—	3,602
Income from discontinued operations, net of income tax expense	—	(1,035)
Provision for doubtful receivables from clients	17,172	6,089
Depreciation	34,512	26,448
Amortization of intangible assets	7,285	5,872
Provision for deferred income taxes	2,145	9,876
Loss/(income) from affiliates	5,357	(1,732)
Distributions from affiliates	—	1,614
Other, net	454	326
Changes in operating assets and liabilities, net of business combination
Receivables from clients	(68,865)	(33,731)
Other current assets	(13,362)	(4,929)
Other assets	599	(684)
Accounts payable and accrued liabilities	(9,198)	(31,278)
Income taxes payable	(7,743)	16,620
Accrued retirement benefits	(3,889)	412
Deferred rent and accrued lease losses	667	1,870
Other noncurrent liabilities	6,045	4,205
Cash flows from operating activities:	55,821	65,010

Cash flows used in investing activities:
Acquisitions and contingent consideration payments	(46,534)	(132,844)
Purchases of fixed assets	(29,244)	(24,153)
Capitalized software costs	(16,010)	(20,477)
Proceeds from divestitures	141	1,496
Cash flows used in investing activities:	(91,647)	(175,978)

Cash flows (used in)/from financing activities:
Borrowings	55,000	102,000
Repayment on borrowings	(85,000)	(57,000)
Foreign currency forward contract	—	(8,405)
Dividends paid	(9,527)	(9,487)
Repurchases of common stock	(33,420)	(3,937)
Tax benefit on exercise of stock options and other	2,375	1,444
Issuances of common stock - exercises of stock options	2,896	2,921
Issuances of common stock - employee stock purchase plan	4,718	4,777
Cash flows (used in)/from financing activities:	(62,958)	32,313

Effect of exchange rates on cash	2,615	3,253

Decrease in cash and cash equivalents	(96,169)	(75,402)

Cash and cash equivalents at beginning of period	165,345	168,076

Cash and cash equivalents at end of period	$69,176	$92,674

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars)
(Unaudited)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares)	Common Stock	Paid-in Capital	Stock, at Cost	Retained Earnings	Comprehensive Income	Total

Balance at June 30, 2006	42,386	$425	$386,392	$(2,134)	$242,599	$21,479	$648,761

Comprehensive income:
Net income					84,642		84,642
Additional minimum pension liability, net of tax						(212)	(212)
Foreign currency translation adjustment, net of tax						35,677	35,677
Total comprehensive income							120,107
Cash dividends declared					(9,527)		(9,527)
Repurchases of common stock	(786)			(33,420)			(33,420)
Issuance of common stock — Brans acquisition	250	3	11,274	99			11,376
Issuances of common stock — employee stock purchase plan shares	120		114	4,604			4,718
Issuances of common stock — deferred stock units	305		2,182	10,173			12,355
Issuances of common stock to outside directors	9		62	252			314
Issuances of common stock — stock options	217		(5,560)	8,455			2,895
Tax benefit of exercises of stock options and other			2,375				2,375

Balance at March 31, 2007	42,501	$428	$396,839	$(11,971)	$317,714	$56,944	$759,954

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)

Note 1 — Basis of Presentation.

The accompanying unaudited quarterly condensed consolidated financial statements of Watson Wyatt Worldwide, Inc. and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt Worldwide” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods.  All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the audited condensed consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.  The year-end balance sheet data was derived from audited financial statements.

Our fiscal year 2007 began July 1, 2006 and ends June 30, 2007.

The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year.  The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2 — Business Acquisitions.

Watson Wyatt Brans & Co.

On February 1, 2007, the company acquired the net assets of Watson Wyatt Brans & Co. (“Brans”), its long-time alliance partner in the Netherlands.  As of the date of the acquisition, Brans employed approximately 180 associates in five offices throughout the Netherlands.  Revenues generated in calendar year 2006 were approximately $37 million (Euro 28 million).  Brans was established in 1945 as an actuarial firm and has extended its services from retirement consulting to incorporate legal aspects of employee benefits and investment consulting to a wide range of clients.  The company and Brans had jointly offered services since 1999 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.

The purchase price of $57.2 million consisted of €34.3 million in cash, or $44.5 million, the issuance of 252,285 shares of the company’s common stock valued at $11.4 million transaction costs and investment elimination of $1.3 million.  The shares paid were valued at $45.09 per share, which was the average of the closing market prices of the company’s stock over five business days beginning with two business days prior to the announcement date of January 3, 2007 and ending with the two business days following the announcement date.   In connection with this acquisition, payment of up to an additional €8.0 million worth of Class A shares (approximately 220,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008.  The contingent consideration is payable by Watson Wyatt Limited, an indirect wholly owned subsidiary of Watson Wyatt Worldwide, Inc., and the payment obligations are guaranteed by the company.  If the contingent shares are issued they will be accounted for as goodwill.

Purchase Price Allocation

The business combination has been accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), where the assets acquired and liabilities assumed are recorded at their respective fair values as of the business combination date.  The company has determined the following preliminary fair values for the proportionate assets purchased and liabilities assumed.  The determination of estimated fair value requires management to make significant estimates and assumptions. The company hired an independent third party to assist in the valuation of assets.

	February 1, 2007 (in thousands)
Total purchase price		$57,194
Less net assets acquired:
Customer related intangibles	18,671
Non-compete agreements	596
Client receivables and unbilled revenue	7,519
Fixed assets	2,066
Other assets	2,720
Liabilities	(3,482)
Net assets acquired		28,090
Goodwill		$29,104

The allocation of the purchase price resulted in the allocation of $29.1 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits Group	$25,903
Human Capital Group	582
Investment Consulting Group	2,619
Allocation of goodwill to business segments	$29,104

The majority of the goodwill will be deductible for tax purposes in the Netherlands over a period not exceeding 10 years.

Watson Wyatt LLP

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

Purchase Price Allocation

The business combination has been accounted for using the purchase method of accounting as prescribed in FAS 141, where the assets acquired and liabilities assumed are recorded at their respective fair values as of the business combination date.  As of the business combination date, the company determined the following estimated fair values for the proportionate assets purchased and liabilities assumed.  The determination of estimated fair value requires management to make significant estimates and assumptions. The company hired an independent third party to assist in the valuation of assets.

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

Hedge Treatment

During the third quarter of fiscal year 2005, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (British Pound) exposure inherent in the business combination.  The forward contract provided for the purchase of £88 million at a fixed price of $164.5 million, with a settlement date of July 29, 2005.  In accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), as amended and interpreted, since the forward contract was associated with a business combination that is subject to the provisions of FAS 141 and the combination involves an equity method investment, the forward contract did not qualify for hedge accounting.  As a result, changes in fair value associated with the forward contract were required to be recognized in the Condensed Consolidated Statement of Operations during the first quarter of fiscal year 2006.  Consequently, a loss of $3.6 million was recognized during the first quarter of fiscal year 2006 in non-operating income.

Pro Forma Financial Information

The following unaudited pro forma combined statement of operations has been provided to present an illustrative combined unaudited statement of operations for the nine month period ended March 31, 2006, giving effect to the business combination as if it had been completed on July 1, 2005. The unaudited combined statements of operations for the three and nine months period ended March 31, 2007 and the three month period ended March 31, 2006 reflect the actual financial results of Watson Wyatt as a combined company. The unaudited pro forma combined statements of operations for the nine month period ended March 31, 2006 combine the actual financial results for the combined company from August 1, 2005, the date of business combination, through March 31, 2006, with the historical financial results of Watson Wyatt for July 2005 and the pro forma historical financial results of WWLLP for July 2005. The diluted earnings per share calculation in this pro forma analysis assumes that the 1,950,000 contingent shares related to the business combination had been issued at the beginning of each period.

The unaudited pro forma combined financial information shows the impact of the business combination with WWLLP on Watson Wyatt’s historical results of operations.  The unaudited pro forma combined income statements are presented for illustrative purposes only and are not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future.  They do not assume any benefits from any cost savings or synergies and do not reflect any integration costs that the combined company realized or incurred after the business combination.

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,			Nine Months Ended March 31,
	Actual	Actual	%	Actual	Pro Forma	%
	2007	2006	Change	2007	2006	Change
	(Unaudited)			(Unaudited)
Revenue	$395,598	$343,072	15.3%	$1,098,027	$961,641	14.2%

Costs of providing services:
Salaries and employee benefits	211,807	191,582	10.6	598,447	538,379	11.2
Professional and subcontracted services	26,494	17,884	48.1	72,659	57,681	26.0
Occupancy, communications and other	49,375	41,689	18.4	136,008	121,420	12.0
General and administrative expenses	40,445	39,300	2.9	118,005	114,493	3.1
Depreciation and amortization	15,123	11,510	31.4	41,797	33,744	23.9
	343,244	301,965		966,916	865,717

Income from operations	52,354	41,107	27.4	131,111	95,924	36.7

(Loss)/income from affiliates	(4,490)	310	(1,548.4)	(5,357)	1,244	(530.6)
Interest income/(expense), net	585	(297)	297.0	1,765	(1,772)	199.6
Other non-operating income	37	44	(15.9)	141	1,496	(90.6)

Income from continuing operations before income taxes	48,486	41,164	17.8	127,660	96,892	31.8

Provision for income taxes	14,652	11,828	23.9	43,018	34,610	24.3

Income from continuing operations	$33,834	$29,336	15.3%	$84,642	$62,282	35.9%

Basic earnings per share:	$0.80	$0.69		$1.99	$1.52
Diluted earnings per share:	$0.76	$0.69		$1.90	$1.51

Weighted average shares of common stock, basic (000)	42,488	42,234		42,430	41,074
Weighted average shares of common stock, diluted (000)	44,586	42,466		44,562	41,341

The pro forma information for the nine months ended March 31, 2006 excludes, in Other non-operating income, a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination with WWLLP.

Note 3 — Segment Information.

Watson Wyatt is organized and managed through a matrix form of organization.  During fiscal year 2006, we substantially completed the global implementation of our financial systems which has enabled segment reporting around the world.  As a result, beginning fiscal year 2007, the Asia-Pacific and Latin America operations have been reported on a practice basis and are included in our operating segments listed below. We now have five reportable operating segments or practice areas as follows:

(1)            Benefits Group

(2)            Technology and Administration Solutions Group

(3)            Human Capital Group

(4)            Investment Consulting Group

(5)            Insurance and Financial Services Group

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

The table below presents specified information about reported segments as of and for the three months ended March 31, 2007:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$220,708	$39,329	$41,153	$34,294	$30,288	$365,772
Net operating income	66,696	8,229	5,929	11,680	6,400	98,934
Receivables	235,167	18,986	46,030	28,275	33,530	361,988

The table below presents specified information about reported segments as of and for the three months ended March 31, 2006 as reclassified to reflect the elimination of the “Asia-Pacific/Latin America” and “Other” segments:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$197,921	$36,444	$36,200	$23,760	$27,947	$322,272
Net operating income	57,408	9,052	2,605	4,899	8,096	82,060
Receivables	197,510	14,354	34,075	15,539	28,802	290,280

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2007:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$602,772	$118,034	$126,269	$94,219	$83,656	$1,024,950
Net operating income	159,541	27,314	19,305	28,364	14,730	249,254
Receivables	235,167	18,986	46,030	28,275	33,530	361,988

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2006 as reclassified to reflect the elimination of the “Asia-Pacific/Latin America” and “Other” segments.  The segment information below includes the consolidated results from Watson Wyatt Limited, formerly WWLLP, from August 1, 2005, the date of business combination, through March 31, 2006:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$531,509	$98,637	$105,910	$61,390	$65,918	$863,364
Net operating income	135,810	24,937	9,252	8,457	13,809	192,265
Receivables	197,510	14,354	34,075	15,539	28,802	290,280

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.  Prior year data has been restated to be consistent with current classifications for comparative purposes.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and nine month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenue:
Total segment revenue	$365,772	$322,272	$1,024,950	$863,364
Reimbursable expenses not included in total segment revenue	18,280	11,370	42,615	34,361
All other segments	10,408	9,786	30,695	30,962
Other, net	1,138	(356)	(233)	(3,965)
Consolidated revenue	$395,598	$343,072	$1,098,027	$924,722

Net Operating Income:
Total segment net operating income	$98,934	$82,060	$249,254	$192,265
(Loss)/income from affiliates	(4,490)	310	(5,357)	1,732
Differences in allocation methods for
Depreciation, G&A, medical and pension costs (1)	(875)	500	(8,137)	(5,887)
Gain on sale of business units	37	44	141	1,496
Loss on hedge	—	—	—	(3,602)
Discretionary compensation	(39,604)	(33,073)	(105,984)	(80,305)
All other segments	(1,340)	(1,110)	(5,096)	(3,109)
Other, net	(4,176)	(7,567)	2,839	(8,873)
Consolidated income before income taxes	$48,486	$41,164	$127,660	$93,717

Receivables:
Total segment receivables - billed and unbilled	$361,988	$290,280	$361,988	$290,280
All other segments	6,557	5,383	6,557	5,383
Net valuation differences (2)	(5,755)	4,879	(5,755)	4,879
Total billed and unbilled receivables	362,790	300,542	362,790	300,542
Assets not reported by segment (3)	953,616	897,563	953,616	897,563
Consolidated assets	$1,316,406	$1,198,105	$1,316,406	$1,198,105

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

(3)             Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $584.7 million.

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

2001 Employee Stock Purchase Plan

The employee stock purchase plan enables employees to purchase shares of the company’s stock.  No compensation expense was recognized as a result of this plan during the nine months of fiscal years 2007 or 2006.

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

Compensation expense of $0.7 million and $2.1 million was recorded pursuant to these plans for the third quarter and nine months of fiscal year 2007, respectively, compared to no compensation expense for the nine months of fiscal year 2006.  Expenses for these plans are recognized when awards are both probable and reasonably estimable.

Amended Compensation Plan for Outside Directors

The Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) provides for the cash and stock compensation of outside, or non-employee, Directors.  Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly for services provided during the preceding calendar quarter.  In addition, outside Directors receive shares with a grant date market value of $45,000 at the end of each fiscal year for services performed during the preceding fiscal year. Approximately $0.3 million of compensation expense was recorded relative to this plan during the nine months of each of fiscal years 2007 and 2006.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering in fiscal year 2001.  No options have been granted under the stock option plan since fiscal year 2001 and the company does not currently intend to issue further stock options under the Stock Option Plan. For the nine months of fiscal year 2007, the company recognized less than $0.1 million in compensation expense related to the Stock Option Plan, in accordance with FAS 123(R).  Compensation expense of $0.1 million and $0.3 million was recorded pursuant to the Stock Option Plan for the third quarter and the nine months of fiscal year 2006, respectively.

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plans for North America for the three and nine month periods ended March 31, 2007 and 2006, and for the U.K. defined benefit pension plan for the three and nine month periods ended March 31, 2007 and the three and eight month periods ended March 31, 2006:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	North America	U.K.	North America	U.K.	North America	U.K.	North America	U.K
Service Cost	$6,350	$3,257	$7,362	$3,049	$19,064	$9,708	$22,035	$8,275
Interest Cost	10,013	4,148	9,209	3,430	30,058	12,365	27,574	9,307
Expected Return on Plan Assets	(11,755)	(4,018)	(10,963)	(3,229)	(35,289)	(11,978)	(32,830)	(8,762)
Amortization of Transition Obligation	(10)	—	(10)	—	(29)	—	(28)	—
Amortization of Net Loss	2,161	(218)	4,041	—	6,489	(649)	12,104	—
Amortization of Prior Service Cost	(735)	—	(429)	—	(2,204)	—	(1,290)	—
Net Periodic Benefit Cost	$6,024	$3,169	$9,210	$3,250	$18,089	$9,446	$27,565	$8,820

As prescribed by Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88), the company recognized a settlement expense of $900,000 during the quarter ended March 31, 2007 as lump sum payments made from the North America non-qualified plan were greater than the service cost plus interest cost of the plan.

The fiscal year 2007 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2006 for the North America and U.K. plans:

	North America	U.K.
Discount rate	6.25%	5.10%
Expected long-term rate of return on assets	8.75%	5.69%
Rate of increase in compensation levels	3.84%	4.75%

Discount rates for the North American and U.K. plans are determined by the capital markets in which the plans operate and for that reason may vary.  The expected long-term rate of return on assets is based on the expected mix of investments purchased by the respective plans.  The North American pension plans invest the majority of their assets  in equities which are expected to provide returns several hundred basis points higher than bonds, which are the primary investment vehicle for the U.K. pension plans.  As a result, the expected long-term rate of return on assets is higher for the North American plans compared to the U.K. plans.

Employer Contributions

The company made $16.0 million in contributions to North American plans during the nine months of fiscal year 2007.  We anticipate that $300,000 will be contributed by the company to the North American pension plans during the last quarter of fiscal year 2007.

The company made $11.5 million in contributions to the U.K. plans during the nine months of fiscal year 2007 and anticipates making $4.1 million in contributions over the remainder of the fiscal year.  Discussions are currently underway with the pension trustee regarding the appropriate level of future contributions.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Service cost	$404	$363	$1,215	$1,271
Interest cost	647	538	1,944	1,746
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of net loss	(39)	166	(117)	2
Amortization of prior service cost	(165)	(165)	(495)	(495)
Net periodic benefit cost	$847	$902	$2,547	$2,524

Employer Contributions

The company made contributions in the form of premiums and medical claim payments to its health-care and post-retirement plans of $800,000 and $900,000 in the three months ended March 31, 2007 and 2006, respectively, and contributions of $2.5 million in each of the nine month periods ended March 31, 2007 and 2006.  We plan to make additional payments estimated to total $900,000 through June 30, 2007.

Note 6 — Goodwill & Intangible Assets.

Goodwill and intangible assets are presented below by segment for the nine months ended March 31, 2007:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance and Financial Services Group	Investment Consulting Group	All Other Segments	Total
Balance as of June 30, 2006	$167,538	$43,168	$18,990	$54,351	$38,780	$1,214	$324,041
Goodwill acquired during the period	26,135	—	1,869	—	2,619	—	30,623
Impairment losses	—	—	—	—	—	—	—
Other	(276)	(77)	(31)	(100)	(71)	—	(555)
Translation adjustment	9,484	2,802	1,213	3,651	2,612	—	19,762
Balance as of March 31, 2007	$202,881	$45,893	$22,041	$57,902	$43,940	$1,214	$373,871

The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2007:

	Pension	Trademark & trade name	Customer related intangible	Core/ developed technology	Non- compete agreements	Total
Balance as of June 30, 2006	$569	$112,966	$58,546	$14,973	$21	$187,075
Intangible assets acquired during the period	—	—	18,671	—	596	19,267
Amortization expense	—	—	(4,352)	(2,879)	(54)	(7,285)
Translation adjustment	(12)	7,245	3,678	891	1	11,803
Balance as of March 31, 2007	$557	$120,211	$76,543	$12,985	$564	$210,860

The following table reflects the carrying value of intangible assets at March 31, 2007 and June 30, 2006:

	March 31, 2007		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets and intangible pension asset:
Trademark and trade name	$120,211	$—	$112,966	$—
Customer related intangibles	83,513	6,970	64,210	5,664
Core/developed technology	17,679	4,694	18,443	3,470
Non-compete	1,018	454	672	651
Intangible pension asset	557	—	569	—
Total intangible assets and intangible pension asset	$222,978	$12,118	$196,860	$9,785

A component of the change in the gross carrying amount of trademark and trade name, customer related intangibles, core/developed technology and the intangible pension asset reflects translation adjustments between June 30, 2006 and March 31, 2007.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at March 31, 2007, was 9.58 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30:	Amount
2007	$2,819
2008	11,276
2009	11,276
2010	11,193
2011	7,506
2012	7,180
Thereafter	38,842
Total	$90,092

Note 7 — Earnings Per Share.

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the three and nine month periods ending March 31, 2007 and 2006.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method over the same measurement period and contingent shares associated with the business combination.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Income from continuing operations	$33,834	$29,336	$84,642	$60,403
Discontinued operations	—	1,045	—	1,062
Net income	$33,834	$30,381	$84,642	$61,465

Weighted average outstanding shares of common stock	42,488	42,234	42,430	41,074
Dilutive effect of employee stock options and employee stock purchase plan shares (1)	2,098	232	2,132	267

Common stock and stock equivalents	44,586	42,466	44,562	41,341

Basic earnings per share:
Income from continuing operations	$0.80	$0.69	$1.99	$1.47
Discontinued operations	—	0.02	—	0.03
Net income	$0.80	$0.71	$1.99	$1.50

Diluted earnings per share:
Income from continuing operations	$0.76	$0.69	$1.90	$1.46
Discontinued operations	—	0.02	—	0.03
Net income	$0.76	$0.71	$1.90	$1.49

(1)             The increase in shares is principally caused by the inclusion of the 1,950,000 contingent shares related to the business combination with WWLLP that we assume are issued and outstanding for all of fiscal year 2007 when calculating earnings per share for the three and nine month periods ended March 31, 2007.

Note 8 — Variable Interest Entities.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46(R)), expands existing accounting guidance about when a company should include in its condensed consolidated financial statements the assets, liabilities, and activities of another entity.  In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary.  The primary beneficiary is defined as the company that will absorb a majority of the VIE’s expected losses or residual returns if they occur.  The adoption of FIN 46(R) had no effect on the company.

The company’s Investment in affiliates has historically consisted of investments in three entities:  WWLLP, Watson Wyatt Holdings (Europe) Limited (WWHE) and Professional Consultants Insurance Company, Inc. (PCIC).  As a result of our acquisition of substantially all of the assets and most liabilities of WWLLP on July 31, 2005, the company owns 100% of the operations of the former WWLLP and WWHE.  For the nine months ended March 31, 2006 the company has accounted for its share of earnings from WWLLP and WWHE for the month of July 2005 under the equity method and has consolidated results from Watson Wyatt Limited for the months of August 2005 thru March 2006.

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

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis up to specified limits (after which each participant may obtain its own insurance) to Watson Wyatt and two other actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.  Risk of loss is shared by the three member firms, though premiums are experience-rated to reflect differentials in loss experience.  PCIC reserves for known claims associated with all three participating firms and assesses the adequacy of these reserves on a quarterly basis.   Any initial reserves and subsequent changes in reserves are reflected in PCIC’s financial statements.  The company records its share of PCIC’s results quarterly, but on a three month lag, based on its ownership percentage, which is currently 34.15 percent.  Capital contributions to PCIC are required when approved by a majority of its stockholders.  Management believes that the company’s maximum financial statement exposure to loss is limited to the carrying value of the company’s investment in PCIC of $3.1 million, combined with letters of credit totaling $8.0 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $11.1 million. Our agreements with PCIC could require additional payments to PCIC in the event that the company decided to exit PCIC and adverse claims significantly exceed prior expectations.  If these circumstances were to occur, the company would record a liability at the time it becomes probable and reasonably estimable.

Note 9 — Comprehensive Income.

Comprehensive income includes net income, changes in the additional minimum pension liability resulting from translation adjustments and revaluations, and changes in the cumulative translation adjustment gain or loss.  For the three months ended March 31, 2007, comprehensive income totaled $38.1 million, compared with $34.0 million for the three months ended March 31, 2006.  For the nine months ended March 31, 2007, comprehensive income totaled $120.1 million compared with $53.0 million for the nine months ended March 31, 2006.

Note 10 — Restricted Shares.

In conjunction with our business combination of WWLLP on July 31, 2005, we issued 9,090,571 Class A common shares, 4,749,797 of which were subject to contractual transfer restrictions.  Transfer restrictions expired on 2,339,761 of these shares on July 31, 2006 and will expire on the remaining 2,410,036 shares on July 31, 2007.  The payment of up to an additional 1,950,000 Class A shares after June 30, 2007 is contingent upon achievement by the acquired business of certain financial performance goals.  Public sale of these shares, if issued, will be restricted until July 31, 2009.

In conjunction with our acquisition of Brans on February 1, 2007, we issued 252,285 Class A common shares which were subject to contractual transfer restrictions.  Transfer restrictions will expire on 50% of these shares on each of February 1, 2008 and 2009.  The payment of up to an additional €8.0 million of Class A shares (approximately 220,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008.  Sale of these shares, if issued, will also be subject to contractual transfer restrictions that will expire on 50% of these shares on each of the first and second anniversaries of issuance of the shares.

See Note 2 of this report for further information regarding these acquisitions.

Note 11 — Guarantees and Commitments.

The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Business combination with WWLLP.  On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of WWLLP, the company’s long-time alliance partner in the U.K. and Europe.  The company entered into indemnity arrangements with WWLLP relating to the acquisition and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the acquisition.  In the business combination agreement, Watson Wyatt Limited, the company’s principal U.K. subsidiary, has agreed to indemnify WWLLP against liabilities arising with respect to certain liabilities assumed in the business combination by Watson Wyatt Limited and also with respect to certain tax liabilities.

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

In connection with our business combination, payment of an additional 1,950,000 shares of the company’s common stock after June 30, 2007 is contingent upon the achievement by the acquired business of agreed-upon financial performance goals. The value of the contingent stock was $91.9 million based on the NYSE closing price on April 30, 2007. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Brans Acquisition.  On February 1, 2007, the company acquired substantially all of the assets and assumed most liabilities of Brans, its long-time alliance partner in the Netherlands.  In connection with this acquisition, payment of up to an additional €8.0 million worth of Class A shares (approximately 220,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008.  The contingent consideration is payable by Watson Wyatt Limited, an indirect wholly owned subsidiary of Watson Wyatt Worldwide, Inc., and the payment obligations are guaranteed by the company.

Letters of Credit.  The company has outstanding letters of credit to three beneficiaries totaling $14.6 million to guarantee payment in the event that the company fails to meet its financial obligations to these beneficiaries.  One letter of credit for $2.6 million expired in April 2007, while the second letter of credit totaling $8.0 million will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.  The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.0 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that the likelihood of any future usage is remote.

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

Wellspring Leases.  We continue to guarantee two leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  The last guaranteed lease will expire in November, 2007.  Based on our analysis and the limited duration of the remaining lease obligations, the company no longer records an obligation as the probability of any payment under these lease guarantees is remote.

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

Iron Workers Local No. 25 et al. v. Watson Wyatt & Co.: As previously disclosed in the company’s report on Form 8-K filed on March 23, 2007, the company has entered into a settlement with the Trustees of the Iron Workers, Local No. 25 Pension Fund, of a previously disclosed lawsuit related to actuarial services provided to the Fund.

Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company):  On July 23, 2004, we received a demand letter from Stroh’s counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth.  As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million.  The court granted in part and denied in part our motion for summary judgment, and we have filed an appeal to the Sixth Circuit Court of Appeals that is pending.

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

Note 13 — Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158), which is an amendment to FAS 87, “Employers’ Accounting for Pensions”; FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; and FAS 132(R), revision to FAS132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  FAS 158 requires companies to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 and the transition method is prospective.  As a result, the company will adopt the provisions of FAS 158 for the fiscal year ending June 30, 2007.  The company is currently evaluating the impact that adoption of FAS 158 will have on the condensed consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).   SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to our annual financial statements for the year ending June 30, 2007. The adoption of SAB 108 is expected to have no impact on the company’s condensed consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”(“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006 so it will be effective for the company in fiscal year 2008, which begins on July 1, 2007.  The company is currently evaluating the effects that this Interpretation may have on its condensed consolidated financial statements.

Note 14 — Subsequent Event

PCIC, the company’s captive insurance company (as further described in note 8), notified Watson Wyatt in April 2007 that it had substantially increased reserves during the quarter ended March 31, 2007 in response to unusually rapid development of certain specific claims against its three participating firms.  These reserve increases were unrelated to the company’s Iron Workers claim (as further discussed in Note 12) which had been fully reserved by PCIC prior to this quarter.

As a result of the claims development with respect to these specific cases (and not to any change in reserving methodology), PCIC has determined that it will experience an unusually large loss for the quarter ended March 31, 2007.  The company’s share of this loss is $4.1 million, as determined under the equity method of accounting that the company employs relative to PCIC.  The company has included this loss in its results for the quarter ended March 31, 2007 due to materiality, as opposed to recording it on a three month lag as has been the practice historically.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Insurance and Financial Services and Investment Consulting, operating from 95 offices in 30 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employed approximately 6,370 and 6,000 associates as of March31, 2007 and 2006 respectively, in the following practice areas:

	As of March 31,
	2007	2006
Benefits Group	2,710	2,600
Technology and Administration Solutions Group	755	730
Human Capital Group	800	760
Insurance and Financial Services Group	370	330
Investment Consulting Group	365	340
Other (including Communication)	790	680
Corporate	580	560
Total	6,370	6,000

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

In the short term, our revenues are driven by many factors including the general state of the global economy and the resulting level of discretionary spending by our clients, the ability of our consultants to attract new clients or cross-sell to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices.  In the long term, we expect that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique business combination of benefits and human capital consulting as well as strategic technology solutions.

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group - The Benefits Group, accounting for 56 percent of our total third quarter fiscal year 2007 revenues, is the foundation of our business.  Retirement, the core of our Benefits Group business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans in the U.K., leverage from other practices, an improving economy, increased global demand and increased market share.   Services provided through the Benefits Group include the following:

•                  Services related to the design of retirement plans, including pension, 401(k) and executive benefit plans

•                  Advice related to health care, disability and other group benefit plans

•                  Compensation, benefits, expatriate and human resources practice strategy, implementation and administration

•                  Actuarial services

•                  Strategic workforce planning

Technology and Administration Solutions Group - Our Technology and Administration Solutions Group (TAS), accounting for 10 percent of our total third quarter fiscal year 2007 revenues, provides information technology services to our customers.  Services provided through the TAS Group include the following:

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

•                  Administration outsourcing solutions for health and welfare and pension benefits

•                  Call center strategy, design and tools

•                  Strategic human resource technology and service delivery consulting

•                  Targeted online compensation and benefits statements, content management and call center case management solutions

Human Capital Group - Our Human Capital Group (HCG), accounting for 10 percent of our total third quarter fiscal year 2007 revenues, generally encompasses short-term projects. As a result, this segment is most sensitive to cyclical economic fluctuations.  Services provided through HCG include the following:

•                  Advice concerning compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs

•                  Strategies to align workforce performance with business objectives

•                  Organization effectiveness consulting, including talent management

•                  Strategies for attracting, retaining and motivating employees

•                  Data services

Insurance & Financial Services Group - Our Insurance & Financial Services Group (I&FS) accounts for 8 percent of our total third quarter fiscal year 2007 revenues. This business is characterized by ongoing relationships with our clients that will typically utilize our services on a number of different projects.  Services provided through I&FS include the following:

•                  Independent actuarial and strategic advice

•                  Assessment and advice regarding financial condition and risk management

•                  Financial modeling software tools for product design and pricing, planning and projections, reporting, valuations and risk management

Investment Consulting Group - Our Investment Consulting Group accounts for 9 percent of our total third quarter fiscal year 2007 revenues.  This business, although relationship based, can be affected by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.  Services provided through our Investment Consulting Group include the following:

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

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2007 (March 31, 2007) and as of the end of fiscal year 2006 (June 30, 2006), Condensed Consolidated Statements of Operations for the three and nine month period ended March 31, 2007 and 2006, Condensed Consolidated Statements of Cash Flows for the nine month period ended March 31, 2007 and 2006 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine month period ended March 31, 2007.

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

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. For fiscal years 2004, 2005, and 2006, revenue from U.S. consulting operations has comprised approximately 80, 80 and 50 percent of consolidated revenue, respectively.  For the first three quarters of fiscal year 2007, revenue from U.S. consulting operations comprised approximately 45 percent of consolidated revenue.  No single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services, including reserves for professional liability claims.  For the last three fiscal years, approximately 60 to 70 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.

Occupancy, communications and other expenses represent expenses for rent, utilities, supplies and telephone to operate office locations as well as non-client-reimbursed travel by associates, publications and professional development. This line item also includes miscellaneous expenses, including gains and losses on foreign currency transactions.

General and administrative expenses include the operational costs, professional fees and insurance premiums associated with corporate management, general counsel, marketing, human resources, finance, research and technology support.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involves making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption and different estimates that we could have used or changes in the estimate that are reasonably likely to occur may have a material impact on our financial statements and results of operations.

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

Discount rates for the North American and U.K. plans are determined by the capital markets in which the plans operate and for that reason may vary.  The expected long-term rate of return on assets is based on the expected mix of investments purchased by the respective plans.  The North American pension plans invest the majority of their assets in equities which are expected to provide returns several hundred basis points higher than bonds, which are the primary investment vehicle for the U.K. pension plans.  As a result, the expected long-term rate of return on assets is higher for the North American plans compared to the U.K. plans.

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

The expected long-term rate of return on assets assumption was 8.75 percent per annum at the end of fiscal year 2006 and represents a 25 basis point reduction from the rate of return used in fiscal years 2005 and 2004. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the nine months of fiscal year 2007 has been 10.1 percent, compared to a return of 8.7 percent in the nine months of fiscal year 2006.

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

The expected long-term rate of return on assets assumption remained the same from July 31, 2005 to June 30, 2006 and was supported by an analysis performed by the company of the weighted average return expected to be achieved given the anticipated makeup of investments, which is heavily weighted towards bonds. The return on assets through the first nine months of fiscal year 2007 has been 11.4 percent, compared to a return of 9.8 percent in the first eight months of fiscal year 2006.

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

Incurred But Not Reported Claims

The company uses actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims and engaged an external actuarial firm to assist in the calculation of these estimates.  Our estimated IBNR liability is based on long-term trends and averages, and reflects consideration of a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases.  Management does not currently expect significant fluctuations in the IBNR liability, based on the company’s historical claims experience.  However, our estimated IBNR liability will fluctuate if claims experience changes over time.

Goodwill and Intangible Assets

In applying the purchase method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired have been based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Estimates of fair value have been based primarily upon future cash flow projections discounted to present value using a risk adjusted discount rate. We evaluate our goodwill for impairment annually and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the net assets for that reporting unit. The fair values used in this evaluation are estimated based upon a multiple of revenue for the reporting unit. This revenue multiple is based on our experience and knowledge of our own and other deals in the marketplace. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment would be based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. The impairment expense would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Results of Operations

The table below sets forth our historical Condensed Consolidated Statements of Operations data for continuing operations as a percentage of change between periods indicated:

Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,
			%			%
	2007	2006	Change	2007	2006	Change
	(Unaudited)			(Unaudited)

Revenue	$395,598	$343,072	15.3%	$1,098,027	$924,722	18.7%

Costs of providing services:
Salaries and employee benefits	211,807	191,582	10.6	598,447	514,339	16.4
Professional and subcontracted services	26,494	17,884	48.1	72,659	56,490	28.6
Occupancy, communications and other	49,375	41,689	18.4	136,008	118,229	15.0
General and administrative expenses	40,445	39,300	2.9	118,005	107,895	9.4
Depreciation and amortization	15,123	11,510	31.4	41,797	32,319	29.3
	343,244	301,965		966,916	829,272

Income from operations	52,354	41,107	27.4	131,111	95,450	37.4

(Loss)/Income from affiliates	(4,490)	310	(1,548.4)	(5,357)	1,732	(409.3)
Interest expense	(304)	(1,344)	77.4	(1,336)	(3,703)	63.9
Interest income	889	1,047	(15.1)	3,101	2,344	32.3
Other non-operating income/(loss)	37	44	(15.9)	141	(2,106)	106.7

Income from continuing operations before income taxes	48,486	41,164	17.8	127,660	93,717	36.2

Provision for income taxes	14,652	11,828	23.9	43,018	33,314	29.1

Income from continuing operations	$33,834	$29,336	15.3%	$84,642	$60,403	40.1%

Three and Nine Months Ended March 31, 2007 Compared to the Three and Nine Months Ended March 31, 2006

As a result of the July 31, 2005 acquisition of WWLLP, the three and nine month periods ended March 31, 2007 and the three month period ended March 31, 2006 include the consolidated operating results of the business acquired from WWLLP for the entire period, whereas the operating results for the nine months ended March 31, 2006 includes the acquired business for the months August 2005 through March 2006.  The analysis below highlights the changes between the condensed consolidated statements of operations for the quarters ended March 31, 2007 and 2006 and segregates the effects of the acquisition from the historical company’s results. The analysis also highlights the impact of the European currencies, principally the British Pound and to a lesser extent the Euro, on our financial results. Following this analysis is a pro forma analysis which assumes that the acquisition and consolidation of the acquired business had occurred at the beginning of each period presented.  Management believes that the pro forma analysis provides a more meaningful comparison of financial results.

Revenue.

Revenues for the third quarter of fiscal year 2007 were $396 million, an increase of $53 million, or 15 percent, from $343 million in the third quarter of fiscal year 2006.  The overall increase in revenues is due primarily to growth in our business, but also includes a $17 million increase associated with strengthening European currencies during the third quarter of fiscal year 2007 and a $6.9 million increase in reimbursable expenses incurred on behalf of our clients. The average exchange rate used to translate our revenues earned in the U.K. increased to 1.9631 for the third quarter of fiscal year 2007 from 1.7476 in the third quarter of fiscal year 2006. The average exchange rate used to translate our revenues earned in Euros increased to 1.3190 for the third quarter of fiscal year 2007 from 1.2009 in the third quarter of fiscal year 2006. Changes in the value of the U.S. dollar relative to other foreign currencies had a negligible impact on revenues.

The increases in our segment revenue for the third quarter of fiscal year 2007 as compared to the third quarter of fiscal year 2006 are due to the following:

•                  Benefits increased revenues $22.8 million, or 11 percent, over the third quarter of fiscal year 2006 due primarily to increased demand for our services from existing clients, including plan design, valuation and administration in the U.S. and plan design and valuation in Europe.  The strengthening of the European currencies accounted for 4 percentage points of the increase.

•                  Technology and Administration Solutions increased revenues $2.9 million, or 8 percent, over the third quarter of fiscal year 2006, largely due to an increase in the number of projects that went into service during the fiscal year.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At March 31, 2007, the company had 76 projects in service and 66 projects in implementation.  At March 31, 2006, the company had 39 projects in service and 44 projects in implementation.  The strengthening of the European currencies accounted for 5 percentage points of the increase.

•                  Human Capital Group increased revenues $4.9 million, or 13 percent, over the third quarter of fiscal year 2007 primarily due to strong demand for compensation consulting, including executive compensation, sales effectiveness and strategic rewards.  The strengthening of the European currencies accounted for 3 percentage points of the increase.

•                  Investment Consulting increased revenues $10.5 million, or 44 percent, over the third quarter of fiscal year 2006 due to an increase in demand for our services, especially investment strategy advice.  The strengthening of the European currencies accounted for 7 percentage points of the increase.

•                  Insurance and Financial Services increased revenues $2.3 million, or 8 percent, over the third quarter of fiscal year 2006 due to the strengthening of the European currencies.  Excluding the effects of foreign currency, revenues declined 4 percent. The quarter ended March 31, 2006 includes revenue from a large demutualization project that was completed prior to the quarter ended March 31, 2007.

Revenues for the nine months ended March 31, 2007 were $1.1 billion, an increase of $173 million, or 19 percent, from $925 million for the nine months ended March 31, 2006.  The business combination was completed on July 31, 2005, and therefore, the nine months ended March 31, 2006 only include eight months of our European operations.  A discussion of pro forma revenue is provided on page 44.  The European currencies strengthened during the nine months ended March 31, 2007 and resulted in $34 million of the revenue increase.  The average exchange rate used to translate our revenues earned in the U.K. increased to 1.9220 for the nine months ended March 31, 2007 from 1.7606 for the nine months ended March 31, 2006.  The average exchange rate used to translate our revenues earned in Euros increased to 1.2983 for the nine months ended March 31, 2007 from 1.2040 in the nine months ended March 31, 2006. Additionally, reimbursable expenses incurred on behalf of our clients increased by $8 million during the nine months ending March 31, 2007.

The increases in our segment revenue for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006 are due to the additional month of European operations as well as the following:

•                  Benefits increased revenues $71.3 million, or 13 percent, over the nine months ended March 31, 2006 due to increased demand from existing clients for plan design, valuation and administration services.  The strengthening of the European currencies accounted for 3 percentage points of the increase.

•                  Technology and Administration Solutions increased revenues $19.4 million, or 20 percent, over the nine months ended March 31, 2006, largely due to an increase in the number of projects that went into service during the fiscal year.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At March 31, 2007, the company had 76 projects in service and 66 projects in implementation.  At March 31, 2006, the company had 39 projects in service and 44 projects in implementation.  The strengthening of the European currencies accounted for 4 percentage points of the increase.

•                  Human Capital Group increased revenues $20.4 million, or 19 percent, over the nine months ended March 31, 2006 primarily due to increased demand for compensation consulting, including executive compensation, sales effectiveness and strategic rewards.  The strengthening of the European currencies accounted for 2 percentage points of the increase.

•                  Investment Consulting increased revenues $32.8 million, or 53 percent, over the nine months ended March 31, 2006 due to an increase in demand for our services, especially investment strategy advice.  The strengthening of the European currencies accounted for 5 percentage points of the increase.

•                  Insurance and Financial Services increased revenues $17.7 million, or 27 percent, over the nine months ended March 31, 2006 primarily due to an increase in project work, including life insurance consulting projects.  The strengthening of the European currencies accounted for 9 percentage points of the increase.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the third quarter of fiscal year 2007 were $211.8 million compared to $191.6 million for the third quarter of fiscal year 2006, an increase of $20.2 million or 10.6 percent, 4.5 percentage points of which can be attributed to the strengthening European currencies. The increase, including the impact of foreign exchange, is mainly due to additional salary expense of $14.4 million, higher accrual for discretionary compensation expense of $5.5 million, higher benefits expense of $2.1 million, a decrease in capitalization of $0.2 million related to the capitalization of time spent customizing in-house administration systems in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, partially offset by a decrease in pension expense of $2.0 million. As a percentage of revenue, salaries and employee benefits decreased to 53.5 percent from 55.8 percent.

Salaries and employee benefit expenses for the nine months of fiscal year 2007 were $598.4 million compared to $514.3 million for the nine months of fiscal year 2006, an increase of $84.1 million or 16.4 percent, 4.4 percentage points of which can be attributed to the strengthening European currencies. The increase was mainly due to additional salary and employee benefit expenses of $56.4 million related to the operation of WWLLP which we acquired in a business combination. The increase in the historical company was due to higher salaries of $19.8 million, higher accrual for discretionary compensation of $8.9 million, and increased benefit expense of $2.7 million. Also included is less capitalization of $4.5 million related to time spent customizing in-house administration systems in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Additionally, a decrease in pension expense of $8.1 million partially offset the increases outlined above.  As a percentage of revenue, salaries and employee benefits decreased to 54.5 percent from 55.6 percent.

Professional and Subcontracted Services.

Professional and subcontracted services expense for the third quarter of fiscal year 2007 were $26.5 million compared to $17.9 million for the third quarter of fiscal year 2006, an increase of $8.6 million or 48.0 percent, 9.6 percentage points of which can be attributed to the strengthening European currencies. As a percentage of revenue, professional and subcontracted services increased to 6.7 percent from 5.2 percent.  The increase is mainly due to higher reimbursable expenses incurred on behalf of clients and increased costs in Europe for temporary staff and consulting fees.

Professional and subcontracted services used in consulting operations for the nine months of fiscal year 2007 were $72.7 million, compared to $56.5 million for the nine months of fiscal year 2006, an increase of $16.2 million or 28.6 percent, 6.2 percentage points of which can be attributed to the strengthening European currencies.  The increase was partially due to additional expenses of $4.5 million related to the operation of WWLLP which we acquired in a business combination as well as to higher reimbursable expenses incurred on behalf of clients. As a percentage of revenue, professional and subcontracted services increased to 6.6 percent from 6.1 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the third quarter of fiscal year 2007 were $49.4 million compared to $41.7 million for the third quarter of fiscal year 2006, an increase of $7.7 million or 18.5 percent, 4.3 percentage points of which can be attributed to the strengthening European currencies.  The increase is mainly due to increases in travel, rent, telephone, and general office as well as the impact of the strengthening European currencies, offset by a decrease in promotion expense.  As a percentage of revenue, occupancy, communications and other increased to 12.5 percent from 12.2 percent.

Occupancy, communications and other expenses for the nine months of fiscal year 2007 were $136.0 million compared to $118.2 million for the nine months of fiscal year 2006, an increase of $17.8 million or 15.1 percent, 3.5 percentage points of which can be attributed to the strengthening European currencies. The increase was mainly due to additional expenses of $13.4 million related to the operation of WWLLP which we acquired in a business combination. The increase of $4.4 million associated with the historical company was principally attributable to increases in expenses such as travel, telephone, repairs and maintenance, dues and entertainment, insurance and promotion partially offset by decreases in expenses such as rent, and general office expense.  As a percentage of revenue, occupancy, communications and other decreased to 12.4 percent from 12.8 percent.

General and Administrative Expenses.

General and administrative expenses for the third quarter of fiscal year 2007 were $40.4 million, compared to $39.3 million for the third quarter of fiscal year 2006, an increase of $1.1 million or 2.9 percent. The increase is primarily due to increased salaries and benefits of $1.9 million, increased equipment rental expense of $1.0 million, and increased general office, repairs and maintenance and promotion expense of $2.5 million partially offset by decreases in insurance expense of $2.3 million, rent and utilities, dues, and professional development expense of $0.8 million and telephone expense of $1.2 million.  As a percentage of revenue, general and administrative expense decreased to 10.2 percent from 11.4 percent. Excluding the impact of foreign exchange, general and administrative expenses decreased by 2.6%.

General and administrative expenses for the nine months of fiscal year 2007 were $118.0 million, compared to $107.9 million for the nine months of fiscal year 2006, an increase of $10.1 million or 9.4 percent, 4.6 percentage points of which can be attributed to the strengthening European currencies.  The increase is mainly due to additional expenses of $9.7 million related to the operation of WWLLP which we acquired in a business combination. The increase of $0.4 million in the historical company is mainly due to higher salary expense of $0.4 million, higher professional services expense of $3.2 million, and higher rent and utility expense of $0.5 million partially offset by a decrease in insurance expense of $3.7 million.  As a percentage of revenue, general and administrative expense decreased to 10.7 percent from 11.7 percent.

Depreciation and Amortization.

Depreciation and amortization for the third quarter of fiscal year 2007 was $15.1 million, compared to $11.5 million for the third quarter of fiscal year 2006, an increase of $3.6 million or 31.4 percent, 5.0 percentage points of which can be attributed to the strengthening European currencies. The increase, including the impact of foreign exchange, is mainly due to a $2.9 million increase in amortization of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group, and $0.7 million increase in depreciation on capital assets and amortization of intangibles.  As a percentage of revenue, depreciation and amortization increased to 3.8 percent from 3.4 percent.

Depreciation and amortization for the nine months of fiscal year 2007 was $41.8 million, compared to $32.3 million for the nine months of fiscal year 2006, an increase of $9.5 million or 29.4 percent, 4.2 percentage points of which can be attributed to the strengthening European currencies. The increase is due to additional expense of $2.3 million related to the operation of WWLLP which we acquired in a business combination. The increase of $7.2 million in the historical company is due to $5.0 million of amortization on internally developed software used to support our Benefits Group and Technology and Administration Solutions Group and $2.2 million higher depreciation expense on capital assets and amortization of intangibles.  As a percentage of revenue, depreciation and amortization increased to 3.8 percent from 3.5 percent.

(Loss)/Income From Affiliates.

Loss from affiliates for the third quarter of fiscal year 2007 was $4.5 million, compared to income of $0.3 million for the third quarter of fiscal year 2006, a decrease of $4.8 million.  Loss from affiliates for the nine months of fiscal year 2007 was $5.4 million compared to income of $1.7 million for the nine months of fiscal year 2006.  The income in fiscal year 2006 includes not only our share of income from PCIC but also our share of results from our European affiliates for the month of July 2005, after which time the business combination was consummated.

PCIC’s losses, and consequently our share of those losses, are the result of a substantial increase in PCIC’s reserves during the quarter ended March 31, 2007 in response to unusually rapid development of several claims against its three participating firms.

Interest Expense.

Interest expense for the third quarter of fiscal year 2007 was $0.3 million, compared to $1.3 million for the third quarter of fiscal year 2006.  Interest expense for the nine months of fiscal year 2007 was $1.3 million, compared to $3.7 million for the nine months of fiscal year 2006.  The decrease in both periods was due to a lower average debt balance.

Interest Income.

Interest income for the third quarter of fiscal year 2007 was $0.9 million, compared to $1.0 million for the third quarter of fiscal year 2006. Interest income for the nine months of fiscal year 2007 was $3.1 million, compared to $2.3 million for the nine months of fiscal year 2006.  The year to date increase is mainly due to a higher average cash balance in the current period compared to the prior period combined with higher short-term interest rates in the United States and Europe.

Other Non-Operating Income/(Loss).

Other non-operating income/(loss) in the nine months of fiscal year 2006 includes a $1.4 million gain recognized by the company on the sale of its New Zealand operations, netted against a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination.

Provision for Income Taxes.

Provision for income taxes for the nine months of fiscal year 2007 was $43.0 million, compared to $33.3 million for the nine months of fiscal year 2006. Our effective tax rate was 33.7 percent for the nine months of fiscal year 2007 and 35.6 percent for the nine months of fiscal year 2006.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent business combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the third quarter of fiscal year 2007 was $33.8 million, compared to $29.3 million for the third quarter of fiscal year 2006.  As a percentage of revenue, income from continuing operations remained at 8.6 percent. Income from continuing operations for the nine months of fiscal year 2007 was $84.6 million, compared to $60.4 million for the nine months of fiscal year 2006.  As a percentage of revenue, income from continuing operations increased to 7.7 percent from 6.5 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the third quarter of fiscal year 2007 was $0.76, compared to $0.69 for the third quarter of fiscal year 2006.   Diluted earnings per share, income from continuing operations for the nine months of fiscal year 2007 was $1.90, compared to $1.46 for the nine months of fiscal year 2006. The diluted earnings per share calculation for the three and nine months of fiscal year 2007 assumes that the 1,950,000 contingent shares related to the business combination had been issued and outstanding for the entire three and nine months.

Pro Forma Statement of Operations

For a more meaningful comparison of financial results, the following table presents the company’s unaudited results for the nine months ended March 31, 2007, compared with the unaudited pro forma results for the nine months ended March 31, 2006, as if the business combination had occurred at the beginning of each period.  The diluted earnings per share calculation in this pro forma analysis assumes that the 1,950,000 shares related to the business combination had been issued at the beginning of each period.  The financial results for the three month period ended March 31, 2007 and for the three month period ended March 31, 2006 are comparable and discussion regarding these quarters is provided beginning on page 36.

In our opinion, information for the nine months ended March 31, 2007 and the pro forma results for the nine months ended March 31, 2006 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. The unaudited pro forma combined income statement is presented for illustrative purposes only and is not indicative of the results of operations that might have occurred had the business combination actually taken place as of the dates specified, or that may be expected to occur in the future.

Pro-Forma Combined Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,			Nine Months Ended March 31,
	Actual	Actual	%	Actual	Pro Forma	%
	2007	2006	Change	2007	2006	Change
	(Unaudited)			(Unaudited)

Revenue	$395,598	$343,072	15.3%	$1,098,027	$961,641	14.2%

Costs of providing services:
Salaries and employee benefits	211,807	191,582	10.6	598,447	538,379	11.2
Professional and subcontracted services	26,494	17,884	48.1	72,659	57,681	26.0
Occupancy, communications and other	49,375	41,689	18.4	136,008	121,420	12.0
General and administrative expenses	40,445	39,300	2.9	118,005	114,493	3.1
Depreciation and amortization	15,123	11,510	31.4	41,797	33,744	23.9
	343,244	301,965		966,916	865,717

Income from operations	52,354	41,107	27.4	131,111	95,924	36.7

(Loss)/income from affiliates	(4,490)	310	(1,548.4)	(5,357)	1,244	(530.6)
Interest income/(expense), net	585	(297)	297.0	1,765	(1,772)	199.6
Other non-operating income	37	44	(15.9)	141	1,496	(90.6)

Income from continuing operations before income taxes	48,486	41,164	17.8	127,660	96,892	31.8

Provision for income taxes	14,652	11,828	23.9	43,018	34,610	24.3

Income from continuing operations	$33,834	$29,336	15.3%	$84,642	$62,282	35.9%

Basic earnings per share:	$0.80	$0.69		$1.99	$1.52
Diluted earnings per share:	$0.76	$0.69		$1.90	$1.51

Weighted average shares of common stock, basic (000)	42,488	42,234		42,430	41,074
Weighted average shares of common stock, diluted (000)	44,586	42,466		44,562	41,341

The pro forma information for the nine months ended March 31, 2006 excludes, in Other non-operating income, a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the business combination with WWLLP.

Revenue.

Revenues for the nine months ended March 31, 2007 were $1.1 billion, an increase of $138 million, or 14.3 percent, from $962 million for the nine months ended March 31, 2006.  The European currencies strengthened during the nine months ended March 31, 2007 and resulted in $34 million of the revenue increase.  The average exchange rate used to translate our revenues earned in the U.K. increased to 1.9220 for the nine months ended March 31, 2007 from 1.7606 for the nine months ended March 31, 2006. The average exchange rate used to translate our revenues earned in Euros increased to 1.2983 for the nine months ended March 31, 2007 from 1.2040 in the nine months ended March 31, 2006.

The increases in our segment revenue for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006 are as follows:

•                  Benefits increased revenues $52.5 million, or 9 percent, over the nine months ended March 31, 2006, due to increased demand from existing clients for plan design, valuation and administration services.  The strengthening of the European currencies accounted for 3 percentage points of the increase.

•                  Technology and Administration Solutions increased revenues $14.8 million, or 14 percent, over the nine months ended March 31, 2006, largely due to an increase in the number of projects that went into service during the fiscal year.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  The strengthening of the European currencies accounted for 4 percentage points of the increase.

•                  Human Capital Group increased revenues $18.0 million, or 17 percent, over the nine months ended March 31, 2006, primarily due to continuing strong demand for compensation consulting services.  The strengthening of the European currencies accounted for 2 percentage points of the increase.

•                  Investment Consulting increased revenues $29.1 million, or 45 percent, over the nine months ended March 31, 2006, due to an increase in the number of associates working in this practice combined with an overall strong demand for our services, especially structured products.  The strengthening of the European currencies accounted for 6 percentage points of the increase.

•                  Insurance and Financial Services increased revenues $10.1 million, or 14 percent, over the nine months ended March 31, 2006, primarily due to an increase in project work, including life insurance consulting projects.  The strengthening of the European currencies accounted for 9 percentage points of the increase.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the nine months of fiscal year 2007 were $598.4 million, compared to $538.4 million for the nine months of fiscal year 2006, an increase of $60.0 million or 11.1 percent.   The increase was mainly due to higher salaries of $38.9 million, a higher accrual for discretionary compensation of $20.3 million, higher benefits of $7.7 million, the impact of the strengthening European currencies and a decrease in capitalization of time spent customizing in-house administration systems of $4.5 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” partially offset by a decrease in pension expense of $11.4 million.  As a percentage of revenue, salaries and employee benefits decreased to 54.5 percent from 56.0 percent.

Professional and Subcontracted Services.

Professional and subcontracted services used in consulting operations for the nine months of fiscal year 2007 were $72.7 million, compared to $57.7 million for the nine months of fiscal year 2006, an increase of $15.0 million or 26.0 percent. As a percentage of revenue, professional and subcontracted services increased to 6.6 percent from 6.0 percent.  The increase is principally attributable to higher reimbursable expenses incurred on behalf of clients and increased costs in Europe for temporary staff and consulting fees.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the nine months of fiscal year 2007 were $136.0 million compared to $121.4 million for the nine months of fiscal year 2006, an increase of $14.6 million or 12.0 percent.  The increase is mainly due to increases in rent and utilities, repairs and maintenance expenses, travel, telephone and dues, as well as the impact of the strengthening European currencies, partially offset by a decrease in general office expense.  As a percentage of revenue, occupancy, communications and other decreased to 12.4 percent from 12.6 percent.

General and Administrative Expenses.

General and administrative expenses for the nine months of fiscal year 2007 were $118.0 million, compared to $114.5 million for the nine months of fiscal year 2006, an increase of $3.5 million or 3.1 percent.   The increase is mainly due to increases in salaries expense of $6.1 million, professional services expense of $3.7 million, rent and utilities expense of $1.9 million, equipment rental expense of $1.0 million partially offset by a decrease in professional indemnity insurance of $7.7 million and decreases in miscellaneous expenses such as telephone, promotion, repairs and maintenance, and dues totaling $1.5 million.  As a percentage of revenue, general and administrative expenses decreased to 10.7 percent from 11.9 percent.

Depreciation and Amortization.

Depreciation and amortization for the nine months of fiscal year 2007 was $41.8 million compared to $33.7 million for the nine months of fiscal year 2006, an increase of $8.1 million or 24.0 percent. The increase is mainly due to amortization of internally developed software used to support our Benefits and Technology and Administration Solutions Groups of $6.0 million and amortization of intangibles of $2.1 million.  As a percentage of revenue, depreciation and amortization increased to 3.8 percent from 3.5 percent.

(Loss)/Income From Affiliates.

Loss from affiliates for the nine months of fiscal year 2007 was $5.4 million compared to income of $1.2 million for the nine months of fiscal year 2006.  The amount of income or loss recognized reflects our share of PCIC’s earnings for the relative period.

PCIC’s losses, and consequently our share of those losses, are primarily the result of a substantial increase in PCIC’s reserves during the quarter ended March 31, 2007 in response to unusually rapid development of several claims against its three participating firms.

Interest Income/(Expense), net.

Net interest income for the nine months of fiscal year 2007 was $1.8 million compared to net interest expense of $1.8 million for the nine months of fiscal year 2006.  The increase in net interest income in the current period was due to an increased net investment balance and a decreased average debt balance.

Other Non-Operating Income.

Other non-operating income in the nine months of fiscal year 2006 includes a $1.7 million gain recognized by the company on the sale of its New Zealand operations.

Provision for Income Taxes.

Provision for income taxes for the nine months of fiscal year 2007 was $43.0 million, compared to $34.6 million for the nine months of fiscal year 2006. Our effective tax rate was 33.7 percent for the nine months of fiscal year 2007 and 35.7 percent for the nine months of fiscal year 2006.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves. The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent business combination with WWLLP.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations.

Income from continuing operations for the nine months of fiscal year 2007 was $84.6 million, compared to $62.3 million for the nine months of fiscal year 2006.  As a percentage of revenue, income from continuing operations increased to 7.7 percent from 6.5 percent.

Earnings Per Share, Income From Continuing Operations.

Diluted earnings per share, income from continuing operations for the nine months of fiscal year 2007 was $1.90, compared to $1.51 for the nine months of fiscal year 2006. The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the business combination have been issued and outstanding since the beginning of each fiscal year presented.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2007 totaled $69.2 million, compared to $165.3 million at June 30, 2006.  The decrease in cash from June 30, 2006 to March 31, 2007 was mainly attributable to the payment during the first quarter of fiscal year 2007 of $96.5 million of previously accrued discretionary compensation. We also paid $45.9 million in corporate taxes, $29.2 million in capital expenditures and $9.5 million in dividends during the nine months of fiscal year 2007.  These payments were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company utilized cash on hand and $6.4 million from its credit facility  toward the cash consideration payment made in connection with the acquisition of substantially all the assets of Brans.   The company believes that it has sufficient resources to fund operations through the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs.  At March 31, 2007, $42.6 million of the total cash balance of $69.2 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash From Operating Activities.

Cash from operating activities for the nine months of fiscal year 2007 was $55.8 million, compared to $65.0 million for the nine months of fiscal year 2006.  The difference is primarily attributable to an increase in billed and unbilled accounts receivable in fiscal year 2007.

The allowance for doubtful accounts increased $3.0 million from June 30, 2006 to March 31, 2007. As a result of the increase in accounts receivable and work in process since June 30, 2006, the number of days of accounts receivable and work in process outstanding increased to 88 at March 31, 2007 from 83 at June 30, 2006.

Cash Used in Investing Activities.

Cash used in investing activities for the nine months of fiscal year 2007 was $91.6 million, compared to $176.0 million used in investing activities for the nine months of fiscal year 2006.  The difference can be primarily attributed to acquisition and contingent consideration payments associated with the business combination of $132.8 million in the nine months of fiscal year 2006.

Expenditures of capital funds were $29.2 million for the nine months of fiscal year 2007.  Commitments of capital funds are estimated to be $21.0 million for the remainder of fiscal year 2007. We expect cash from operations to adequately provide for these cash needs.

Cash (Used in)/From Financing Activities.

Cash used in financing activities for the nine months of fiscal year 2007 was $63.0 million, compared to cash from financing activities of $32.3 million for the nine months of fiscal year 2006.  This change is primarily attributable to activity under our credit facility which included net borrowings of $45.0 million in the nine months of fiscal year 2006 compared to a net repayment of $30.0 million in the nine months of fiscal year 2007.  Additionally, during the nine months of fiscal year 2007, the company repurchased $33.4 million of common stock, compared to $3.9 million of common stock during the same period in fiscal year 2006. The company also made a one-time payment of $8.4 million under a forward contract in fiscal year 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our contractual arrangements at March 31, 2007, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods:

	Remaining payments due by fiscal year as of March 31, 2007
Contractual Cash Obligations (in thousands)	Total	Remaining 2007	2008 through 2009	2010 through 2011	Thereafter
Lease commitments	$354,846	$14,196	$107,077	$85,810	$147,763

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Credit Agreement.  The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  There were no borrowings under this facility as of March 31, 2007, compared to net borrowings of $45 million as of March 31, 2006.  On February 1, 2007, the company accessed $6.4 million under its credit facility in connection with the Brans Acquisition. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of March 31, 2007. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of March 31, 2007.  We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

Pension Contributions.  We have made pension contributions of $27.5 million during the nine months of fiscal year 2007.  We anticipate contributing an additional $4.3 million to various plans over the remainder of the fiscal year.

Guarantees

Wellspring Leases.  We continue to guarantee two leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  The last guaranteed lease will expire in November, 2007.  Based on our analysis and the limited duration of the remaining lease obligations, the company no longer records an obligation as the probability of any payment under these lease guarantees is remote.

Business Combination with WWLLP.  On July 31, 2005, the company acquired substantially all the assets and assumed most liabilities of WWLLP, the company’s long-time alliance partner in the U.K. and Europe.  The company entered into indemnity arrangements with WWLLP relating to the acquisition and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the business combination.  In the business combination agreement, Watson Wyatt Limited, the company’s principal U.K. subsidiary, has agreed to indemnify WWLLP against liabilities arising with respect to certain liabilities assumed in the business combination by Watson Wyatt Limited and also with respect to certain tax liabilities.

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

In connection with our business combination, payment of an additional 1,950,000 shares of the company’s common stock after June 30, 2007 is contingent upon the achievement by the acquired business of agreed-upon financial performance goals. The value of the contingent stock was $91.9 million based on the NYSE closing price on April 30, 2007. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Brans Acquisition.  On February 1, 2007, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt Brans & Co. (“Brans”), its long-time alliance partner in the Netherlands.  In connection with this acquisition, payment of up to an additional €8.0 million of Class A shares (approximately 220,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008.  The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

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

In formulating its premium structure, PCIC estimates the amount it expects to pay for losses (and loss expenses) for all the members as a whole and then allocates that amount to the member firms based on the individual member’s expected losses.  PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company (experience rating), growth of each of those companies, industry risk profiles in general and the overall insurance markets.  As of July 1, 2006, the captive insurance company carries reinsurance for 90% of losses it insures above $25 million.

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

Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $35.1 million IBNR liability recorded as of March 31, 2007.

Insurance market conditions for our industry and the company include increases in overall premium cost.  In addition, beginning in 2005 PCIC raised the reinsurance attachment point from $15 million to $25 million. Trends toward higher self-insured retentions and constraints on aggregate excess coverages for this class of insurance coverage are anticipated to continue or to recur periodically, and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.  In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital in the past and we will continue to re-assess capital requirements on a regular basis.

In light of increasing worldwide litigation, including litigation against professionals, the company has implemented a requirement that all client relationships be documented by engagement letters containing risk mitigation clauses that were not included in all historical client agreements.  Nearly 100 percent of the company’s U.S. and U.K. corporate clients have signed engagement letters including risk mitigation clauses, and initiatives to maintain that process in the United States and the United Kingdom and complete it elsewhere are underway.

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

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations and may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our condensed consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statement of income.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 “Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ending March 31, 2007.

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

Issuer Purchases of Equity Securities

The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	84,000	$43.99	84,000	1,329,534

February 1, 2007 through February 28, 2007	66,700	46.58	66,700	1,262,834

March 1, 2007 through March 31, 2007	135,300	48.43	135,300	1,127,534

Total	286,000		286,000

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

On February 1, 2007, the company issued 252,285 shares of the company’s Class A Common Stock under Regulation S and Section 4 (2) of the Securities Act of 1933 in connection with the Brans acquisition.

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

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		May 10, 2007
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		May 10, 2007
Name:	Carl D. Mautz	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		May 10, 2007
Name:	Peter L. Childs	Date
Title:	Controller