Form 10-K
period 2007-06-30
Watson Wyatt Worldwide, Inc.
filed 2007-08-24
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,912,392,860 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 29, 2006.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on or about November 16, 2007 are incorporated by reference into Part III of this Form 10-K.

As of July 31, 2007 there were outstanding 42,224,619 shares of common stock par value $0.01 per share.

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-K

For the Fiscal Year Ended June 30, 2007

PART I

Item 1.  Business.

The Company

Watson Wyatt Worldwide, Inc. (referred herein as “Watson Wyatt”, “company”, “us”, “we”, or “Watson Wyatt & Company Holdings”) is a global consulting firm focusing on providing human capital and financial management consulting services.  Including predecessors, we have been in business since 1946. The Wyatt Company was incorporated in Delaware on February 17, 1958.  We conducted business as The Wyatt Company from 1958 until changing our name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance in 1995 with R. Watson & Sons (referred herein as “Watson Wyatt LLP” or “WWLLP”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership founded in 1878. In 2000, we incorporated Watson Wyatt & Company Holdings to serve as a holding company with our operations conducted by our subsidiaries. To better serve the increasingly global needs of clients, on July 31, 2005 we acquired substantially all of the assets and assumed most liabilities of WWLLP (the “WWLLP business combination”).  The company’s name was changed to Watson Wyatt Worldwide, Inc. on January 1, 2006, to reflect the company’s global capabilities and identity in the marketplace.

We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering consulting services that help our clients anticipate, identify, and capitalize on emerging opportunities in human capital management.  We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals.  Our target market clients include those companies in the FORTUNE 1000, Pension & Investments (P&I) 1000, FTSE 100, and equivalent organizations in markets around the world.  As of June 30, 2007, we implemented this strategy through approximately 6,600 associates in 96 offices located in 30 countries.

Business Acquisitions

Watson Wyatt Netherlands

On February 1, 2007, the company acquired the net assets of Watson Wyatt Brans & Co. (“Watson Wyatt Netherlands” or “WWN”), its long-time alliance partner in the Netherlands.  As of the date of the acquisition, WWN employed approximately 180 associates in five offices throughout the Netherlands.  Revenues generated in calendar year 2006 were approximately $37 million (€28 million).  WWN was established in 1945 as an actuarial firm and has extended its services from retirement consulting to incorporate legal aspects of employee benefits and investment consulting to a wide range of clients.  The company and WWN had jointly offered services since 1999 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.  For more information regarding this business acquisition, see Note 2 of Notes to the Consolidated Financial Statements included in Item 15 of this report.

Watson Wyatt LLP

On July 31, 2005, the company consummated the WWLLP business combination.  The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.  The assets acquired from WWLLP are held by the company’s principal U.K. subsidiary, Watson Wyatt Limited (“Watson Wyatt Limited” or the “European business”).  Watson Wyatt Limited’s results of operations are included in the consolidated financial statements beginning August 1, 2005.  Subsequent to the WWLLP business combination, the successor entity to WWLLP, Ringley House LLP (“Ringley House”) maintains minimal business operations and assets.  For more information regarding the WWLLP business combination and the accounting for the company’s share of WWLLP and Watson Wyatt Holdings (Europe) Limited (“WWHE”) prior to the WWLLP business combination, see Note 2 and Note 4, respectively, of Notes to the Consolidated Financial Statements included in Item 15 of this report.

Dr. Dr. Heissmann GmbH

Subsequent to year end, on July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH (“Heissmann”) for €99 million in cash.  Heissmann is a leading actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France.  As of the date of the acquisition, Heissmann employed approximately 360 associates.  Annual revenue, including subsidiaries, was approximately $70 million (€52 million) for their fiscal year ended March 31, 2007.

WisdomNet

Subsequent to year end, on July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock, including the payoff of $0.2 million of debt.  WisdomNet is a Denver-based talent management solution and consulting firm that was founded in 2001.  WisdomNet offers a proprietary line of business software products, including an end-to-end solution for managing organizations’ talent management processes.  As of the date of the acquisition, WisdomNet employed 15 associates.

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

Certifications

In December 2006, the company submitted to the New York Stock Exchange (NYSE) the required annual certification that our chief executive officer is unaware of any violation by Watson Wyatt of the NYSE corporate governance standards under section 303A.12(a) of the NYSE listed company manual.  The company also filed with the SEC the CEO and CFO certifications required under section 302 of Sarbanes-Oxley Act of 2002 as an exhibit to this Form 10-K.

Business Overview

As leading economies worldwide become more services-oriented, human capital and financial management have become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits and rising employee-related costs have increased the importance of effective human capital management. Insurance and investment decisions become increasingly complex and important in the face of changing economies and dynamic financial markets.  We help our clients address these issues by combining our expertise in human capital and financial management with consulting and technology, to improve the design and implementation of various human resources and financial programs, including compensation, retirement, health care, insurance, and investment plans.

We design, develop, and implement human resource strategies and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group

•                  Design and management of benefit programs

•                  Actuarial services including development of funding and risk management strategies

•                  Expatriate and international human resource strategies

•                  Mergers and acquisitions

•                  Strategic workforce planning

•                  Compliance and governance

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

Investment Consulting Group

•                  Investment consulting services to pension plans and other institutional funds

•                  Input on governance and regulatory issues

•                  Analysis of asset allocation and investment strategies

•                  Investment structure analysis, selection and evaluation of managers and performance monitoring

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

We believe our senior management team is strong, with an average tenure of 17 years with the company and a reputation for transparency and accountability.  We consider this group to be a major asset to the company.

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

Consulting Services

Our global operations include five segments: Benefits, Technology and Administration Solutions,  Human Capital, Investment Consulting and Insurance and Financial Services.  The percentages of revenues generated in the various groups are as follows:

	2007	2006	2005
Benefits Group	59%	61%	71%
Technology and Administration Solutions Group	12	12	10
Human Capital Group	12	12	14
Investment Consulting Group	9	7	5
Insurance & Financial Services Group	8	8	—
Total Segment Revenues	100%	100%	100%

For more information about our operating segments, see Note 13 of Notes to the Consolidated Financial Statements included in Item 15 of this report.

Benefits Group

The Benefits Group – our largest and most established practice with 2,900 associates – consists primarily of consulting practices in retirement, group and health care and international.  It is our largest and most established practice. It grew dramatically as a result of our business combinations, as well as through strong organic growth.  This group assists clients in creating cost-effective benefits programs that help our clients attract, retain and motivate a talented workforce. Our Benefits Group accounted for approximately 59 percent of our total segment revenues for the fiscal year that ended June 30, 2007.

Retirement Consulting

We are one of the world’s largest advisers on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution plans including funding and risk management strategies.  We also help our clients assess the effect changing workforce demographics have on their retirement plans, cash flow requirements and retiree benefit adequacy and security.

Our consultants are the named actuaries and provide actuarial services to many of the world’s largest retirement plan sponsors. We provide actuarial services to the three largest corporate pension plans in the United States and are adviser to 48 of the 100 largest pension funds in the United Kingdom.  As a result of the acquisitions with Watson Wyatt Netherlands and Heissmann, we now are market leaders in both Germany and the Netherlands.

We offer clients a full range of integrated and innovative retirement consulting services to meet the needs of all types of employers – including those that continue to offer defined benefit plans and those that are re-examining their retirement benefits strategies.  For those clients who want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services and communication assistance.

Our retirement consulting services include:

•                  Actuarial services

•                  Analysis and recommendations on funding strategy

•                  Development of risk mitigation plans

•                  Strategic plan design

•                  Administrative services

•                  Workforce diagnostics and analysis

•                  Defined contribution services including non-discrimination testing and vendor selection

•                  Financial reporting

•                  Stock option and share plan financial accounting

•                  Executive retirement benefits and assistance with new U.S. proxy disclosures

•                  Retiree healthcare design and valuation

•                  Assistance with changes relating to mergers, acquisitions and divestitures

•                  Development of compliance and governance strategies

Our retirement consulting services are supported by a strong focus on research and advocacy for sound public policy.  We are leaders in the development and support of hybrid pension designs like cash balance plans in the U.S. which are widely seen as the future of the defined benefit system.  Our recently published paper, Pension Aspirations and Realizations: A Perspective on Yesterday, Today and Tomorrow, includes in depth analyses on the forces affecting pension plans, how prepared employees are for retirement and a look at alternative pension plan designs.

Much of our recent consulting with clients relates to various regulatory changes (global accounting reform, U.S. and European pension funding legislation and new rules on deferred compensation design) and a broad based desire on the part of many employers to revisit their retirement design approach.  We use unique data and analyses to provide perspective on the overall environment and to help our clients with their design decisions. For example, our recent survey of 300 large U.S. companies provides a unique view into design decisions (both defined benefit and defined contribution) companies made in the past and what companies are likely to do in the future. We have also tracked the retirement designs of the largest U.S. public companies over many years, so clients can better understand the true magnitude of the movement from defined benefit to defined contribution designs.

To further enhance our retirement consulting services, we dedicate significant resources to technology systems and tools to ensure the consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases such as Watson Wyatt COMPARISONTM, that enable our clients to track and benchmark benefit plan provisions.  Our tools and technology solutions include:

•                  PensionPath®  – In partnership with our Technology and Administration Solutions Group, we deliver this full-featured, web-based solution designed to meet the pension administration needs of companies of all sizes

•                  Retirement Management Online – A web portal that links clients to a suite of Watson Wyatt tools, research and data

•                  FASTool – An interactive tool that allows the immediate comparison of income statement and balance sheet information and assumptions related to pension, stock option, and retiree medical plans for large publicly traded U.S. companies

•                  Quick Peek® Online – A web-enabled tool that allows pension plan sponsors to quickly and easily model a variety of financial and business situations, and project retirement plan contributions, funded status and expense

•                  DesignIT – A modeling tool for our European clients that provides comparisons between a selection of alternative pension designs

•                  Liability Watch – Enables our European clients to keep daily track of their funding position

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

Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and changes in workers’ health status.  Our group and health care consulting services help clients provide health and welfare benefits to attract and retain qualified workers and enhance the health and productivity of their workforce.

In the United States, new approaches to providing health care benefits for workers and retirees are engaging patients as consumers of health care and not just passive recipients.  These methods encourage employees to participate more actively in health care buying decisions by putting workers in charge of spending their own health care dollars and by providing them with the tools and information necessary to make wiser health purchasing decisions.  One of these tools is BenefitConnectTM – a customizable, web-based application that combines self-service employee tools with administrative and call center components to facilitate the administration and management of health and welfare benefits.

Our approach to group and health care consulting emphasizes appropriate financial incentives, health and productivity, provider quality and effective communication.  Our global services include:

•            Strategic plan design of health and welfare, paid time off and flexible benefit plans

•            Retiree health programs

•            Health and productivity management, including onsite clinics

•            Health and welfare technology solutions

•            Total program management

•            Vendor negotiations and performance management

•            Measurement of program effectiveness

•            Assistance with plan changes relating to mergers, acquisitions and divestitures

International Consulting

To support the challenges of operating in the global marketplace, Watson Wyatt provides expertise in dealing with international human resources and related finance issues for corporate headquarters and their overseas subsidiaries.

Through our global speclialists and in cooperation wth our local offices worldwide, we help multinational companies:

•                 Resolve people issues in mergers and acquisitions

•                 Ensure the compliance and competitiveness of human capital practices at all stages of the offshoring lifecycle or expansion process

•                  Help manage financial exposures and investment risks in benefit plans and determine pension funding

•                  Reward, motivate and develop employees effectively, regardless of location

•                  Develop an international transfer policy that meets the organization’s current and projected mobility needs

We offer several tools and research resources to help deliver these services, including:

•                  BenTrack –  a powerful web-based tool that helps multinational organizations manage their benefits and compensation programs across multiple territories - at any time, from any location.

•                  FAStrack  – To facilitate global coordination for the FAS87, FAS106 and FAS132R requirements, Watson Wyatt has developed FAStrack Global™, a web-based program designed for local plan actuaries to enter FAS results by business unit, plan and/or country.

•                  Multinational Pension Governance Survey Report – an in-depth look at how multinational companies govern their global pension plans, how their investment and funding decisions are made, and the extent of involvement in both the strategy and the execution by head offices relative to local management

•                  Global Survey of Accounting Assumptions for Defined Benefit Plans – an annual survey of the accounting assumptions applied by major corporations for their defined benefit plans around the world.

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

Our Technology and Administration Solutions Group of 735 associates provides consulting, administration, outsourcing and technology services across human resources, but focusing in particular on:

Retirement Administration

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

All of the above are point solutions – applications or services that serve a particular need once clients have identified and prioritized their needs. Very often our involvement starts at a much earlier level. We provide clients with strategic, research-based human resource technology and service delivery advisory services to help them determine their strategy for delivering human resource services. We work with them to align their human resources delivery strategy with their business goals. We use human resource and benefits technologies, those mentioned above and others, to help our clients improve satisfaction levels and have a sustainable return on investment (ROI). Our services in this area include human resource transformation consulting, vendor management, and service delivery model development, including shared services strategy and design.

Our Technology and Administration Solutions Group represented approximately 12 percent of our total segment revenues for the fiscal year ended June 30, 2007.

Human Capital Group

Our Human Capital Group of 885 associates helps clients implement strategies that achieve a competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees resulting in a maximized return on clients’ investment in human capital.  The Human Capital Group also utilizes our Watson Wyatt Data Services practice, which is a group of 130 associates that provide data, services and analysis regarding compensation and benefits around the world.  Our Human Capital Group represented approximately 12 percent of our total segment revenues for the fiscal year that ended June 30, 2007.

Our Human Capital Group focuses in five principal areas: executive compensation, Strategic Rewards®, sales management and rewards, organization effectiveness, and data services.

Executive Compensation

We advise our clients’ management and boards of directors on executive pay programs, including cash compensation, stock options and stock purchase plans, and on ways to align pay-for-performance plans throughout the organization to improve shareholder value. We help clients understand and value all the components of their executives’ compensation, including base pay, bonus, incentives, options, and retirement and other executive perks.  Our expertise in stock-based plan design and in valuation methodologies and procedures allows us to help U.S. clients, for instance, comply with complex accounting standards such as FAS 123(R) and recently promulgated SEC rules regarding executive compensation disclosure.

Strategic Rewards®

We help align an organization’s global rewards – including base compensation, incentives, stock programs, recognition programs and flexible work arrangements – with its business strategies, cultural values, work design and human resources strategy.  Our Human Capital Group and Benefits Group work together to develop optimal total compensation programs for our clients.

Sales Effectiveness and Compensation

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

Investment Consulting Group

Our Investment Consulting Group, with approximately 325 associates, helps pension plan sponsors and other institutional investment clients successfully meet their investment goals. This involves helping to maximize the risk-adjusted return through the development of governance policies and investment strategies. Our work involves helping our clients with the design and implementation of investment arrangements to manage financial liabilities within the context of overall organizational objectives. Our Investment Consulting Group represented approximately 9 percent of our total segment revenues for the fiscal year ended June 30, 2007.

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

•                  Investment structure analysis

•                  Investment manager selection and evaluation

•                  Performance evaluation and monitoring

We offer the following integrated services for our clients:

•                  Watson Wyatt Pension Risk Management™ – an integrated methodology for determining the appropriate amount of investment risk for a plan and allocating that risk across investment decisions

•                  Watson Wyatt Advanced Investment Solutions® – taking a more proactive responsibility for the investment arrangements of defined benefit plans and other institutional funds, a service referred to in some markets as fiduciary outsourcing.  We work with the plan sponsor to develop an investment policy and help to manage the implementation of that policy

Insurance and Financial Services Group

Our Insurance & Financial Services consulting team of approximately 390 associates advises insurance companies and other financial institutions on strategic and financial issues. Clients include major multinational financial groups; life, non-life and health insurance companies; re-insurers; self insurers; captives; banks and regulators. Our Insurance and Financial Services Group represented approximately 8 percent of our total segment revenues for the fiscal year ended June 30, 2007.

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

Sales and Marketing

Our growth strategy is based on a commitment to ensuring client satisfaction through our account management program.  Our account managers focus on effectively delivering services to clients and on expanding our relationships across service lines, geographic boundaries and divisions within client companies.  A key element of this program is an approach we call ClientFirstTM. Using proprietary processes and tools, we work with clients to define their needs and expectations before an engagement begins and then continually measure our performance according to agreed-upon standards. We pursue new clients using cross-disciplinary teams of consultants, as well as dedicated client developers who initiate relationships with carefully selected companies. Our efforts to expand our accounts and our client base are supported by market research, comprehensive sales training programs and extensive marketing databases. Our sales efforts are also supported by a full array of marketing programs designed to raise awareness of the Watson Wyatt Worldwide brand and our reputation within our target markets. These programs promote our thought leadership on key human resource issues, and establish us as a preferred human capital consulting firm to many of the world’s largest companies.

Clients

We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Europe, Asia-Pacific and Latin America across a wide variety of industries.  Our client base is broad and geographically diverse.  For the fiscal year ended June 30, 2007, our 10 largest clients accounted for approximately 6 percent of our consolidated revenues, and no individual client represented more than 4 percent of our consolidated revenues.

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

Employees

The company employed approximately 6,600 and 6,235 associates as of June 30, 2007 and 2006 respectively, in the following practice areas:

	As of June 30,
	2007	2006
Benefits Group	2,900	2,665
Technology and Administration Solutions Group	735	735
Human Capital Group	885	800
Investment Consulting Group	325	335
Insurance & Financial Services Group	390	335
All Other Segments	785	775
Corporate	580	590
Total	6,600	6,235

None of our associates are subject to collective bargaining agreements.  We believe relations between management and associates are good.

Item 1A – Risk Factors

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business.  The descriptions below are not the only risks and uncertainties that we face.  Additional risks and uncertainties that are presently unknown to us, may also impair our business operations. If any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted.

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

The trend of employers shifting from defined benefit plans to defined contribution plans could adversely affect our business and our operating results.

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

In addition, the demand for many of our core benefits services is affected by government regulation and taxation of employee benefits plans. This regulation and taxation drive our clients’ needs for compliance related services. Significant changes in tax or social welfare policy or regulations could lead some employers to discontinue their employee benefit plans, including defined benefit pension plans, thereby reducing the demand for our services. A simplification of regulations or tax policy also could reduce the need for our services.

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

Insurance markets have hardened over recent years for some classes of professional liability risk. As the number of claims has increased against professionals and against actuaries in particular, the cost of malpractice insurance has trended upward, deductibles or self-insured retentions may have increased and reinsurance attachment points may continue to rise. Availability and price of insurance are subject to many variables, including general market conditions, loss experience in related industries and in the actuarial and benefits consulting industry, and the specific claims experience of an individual firm. Because we now provide services in a larger geographic market as a result of our business combinations, we therefore may be exposed to a greater number of claims arising from our expanded operations. In the future there can be no assurance that we will continue to be able to obtain insurance on comparable terms to what it has obtained in the past. Increases in the cost of insurance could affect our profitability and the unavailability of insurance to cover certain levels of risk could have an adverse effect on our financial condition, particularly in a specific period.

We are engaged, through our subsidiaries, in providing services outside of our core human resources consulting business, which may carry greater risk of liability.

We intend to continue and grow the business of providing consulting services to institutional investment and insurance and financial services companies. The risk of malpractice claims from these lines of business may be greater than from our core human resource consulting business and claims may be for significant amounts.

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

•                  The size and scope of assignments; and

•                  General economic conditions.

Approximately 70-75 percent of our total operating expenses are relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year end incentive bonuses. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results and could result in losses. Over the most recent eight fiscal quarters, net income from continuing operations has fluctuated from $13.9 million to $33.8 million.

Integrating acquisitions may interrupt other activities of Watson Wyatt.

The continuing process of integrating operations could cause an interruption of or loss of momentum in the activities of one or more of Watson Wyatt’s businesses after an acquisition. Members of our senior management may be required to devote considerable amounts of time to integration processes, which will decrease the time they will have to manage the company’s business, service existing clients, attract new clients and attract and retain highly skilled and motivated consultants.

The integration process after an acquisition will require us to expand the scope of our operational and financial systems, which will increase our operating complexity. Implementing uniform controls, systems and procedures may be costly and time-consuming, and there can be no assurance that our efforts to implement such controls, systems and procedures will be successful. Management’s failure to effectively integrate the operations of a company after an acquisition could have a material adverse impact on our business, financial condition and operating results as well as our ability to meet reporting requirements to the SEC and under Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to risks of doing business internationally.

As a result of our acquisitions over the past two years, an increased portion of our business is located outside of the United States. As a result, a significant portion of our business operations are subject to foreign financial and business risks, which could arise in the event of:

•                  currency exchange rate fluctuations;

•                  unexpected increases in taxes;

•                  new regulatory requirements and/or changes in policies and local laws that materially affect the demand for our services or directly affect our foreign operations;

•                  local economic and political conditions, including unusual, severe, or protracted recessions in foreign economies;

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

The management of geographically dispersed operations requires substantial management resources, resulting in significant ongoing expense. We have not fully integrated all of our global operations from an administrative and reporting standpoint. In addition, we have not yet fully integrated the businesses acquired into our administrative and reporting process. We are developing and implementing additional systems and management reporting to help us manage our global operations, but we cannot predict when these systems will be fully operational or how successful they will be. Our global operations may require additional resources to complete integration of our administrative and reporting. These risks could be aggravated in the event of a major business disruption caused by terrorist attacks or similar events.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market as a result of the WWLLP business combination. Immediately after the WWLLP business combination and WWLLP’s distribution of consideration paid in the acquisition, former WWLLP members and retired members held approximately 22% of our outstanding common stock (without taking into account shares that will be issued as part of the contingent stock consideration). Our common stock to be transferred to voting members in connection with the acquisition that are not subsequently distributed to non-voting members or to retired members are subject to contractual restrictions on transfer.

Common stock distributed to non-voting members occurs over time through two trusts in four installments, and are subject to transfer restrictions. The first installment occurred in August 2005 at the closing of the WWLLP business combination. Subsequent installments occurred are on the first and second anniversaries in August 2006 and August 2007, respectively. However, the timing and amount of distributions from the trusts to non-voting members are matters for the trustees and cannot be enforced by Watson Wyatt or WWLLP. We understand that the non-voting members have an immediate beneficial entitlement to the shares in the trusts regardless of subsequent employment. Common stock to be transferred to retired members will not be subject to any transfer restrictions.

Assuming execution by former WWHE voting members of stock transfer agreements and distribution of shares to non-voting members over time, of the 11,040,571 total shares that may be issued in connection with the WWLLP business combination (including contingent stock consideration), 4,340,774 shares, or approximately 10% of outstanding common stock, were freely transferable immediately after the closing of the acquisition. Additionally, 2,339,761 shares were transferable after the first anniversary of the acquisition, and 2,410,036 were transferable after the second anniversary. The 1,950,000 shares to be issued in fiscal year 2008 as contingent consideration will be transferable after the fourth anniversary of the acquisition. The contingent shares represent 5 percent of total outstanding shares as of June 30, 2007. In addition, in the event of a change in control of Watson Wyatt, all stock transfer restrictions will expire.

Item 1B. Unresolved SEC Comments

None.

Item 2.    Properties.

As of June 30, 2007, we operated in 96 offices in principal markets throughout the world. Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by Watson Wyatt represented approximately 11 percent of total assets at June 30, 2007, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.

Item 3.    Legal Proceedings.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 14 “Commitments and Contingent Liabilities,” of the Notes to the Consolidated Financial Statements in this Form 10-K for the year ended June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In conjunction with our WWLLP business combination in the first quarter of fiscal year 2006, we issued 9,090,571 Class A shares, 4,749,797 of which were subject to sale restrictions. Sale restrictions on 2,339,761 of these shares expired July 31, 2006. Restrictions on the remaining 2,410,036 shares expired July 31, 2007.

As of June 30, 2007, an additional 1,950,000 Class A shares became eligible for payment based on the achievement by the acquired business of certain agreed-upon financial performance goals. We expect to issue the shares during fiscal year 2008. Sale of these shares will be restricted until July 31, 2009. See Note 2 of Notes to the Consolidated Financial Statements included in Item 15 of this report for further information regarding the WWLLP business combination.

Market Information

Watson Wyatt Worldwide, Inc. Class A common stock is currently traded on the New York Stock Exchange under the symbol WW. The following table sets forth the range of high and low closing share prices for each quarter of fiscal years 2007 and 2006, determined by the daily closing stock prices.

	2007		2006
	High	Low	High	Low

First quarter (July 1 through September 30)	$ 41.60	$ 31.70	$ 28.62	$ 25.76
Second quarter (October 1 through December 31)	48.00	39.98	28.56	25.36
Third quarter (January 1 through March 31)	50.69	40.92	32.58	27.95
Fourth quarter (April 1 through June 30)	53.84	47.01	36.34	31.92

Holders

As of June 30, 2007, there were approximately 408 registered shareholders of our Class A common stock.

Dividends

The board of directors of the company has approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in fiscal years 2007 and 2006 were $12.7 million for both periods.

The continued payment of cash dividends in the future is at the discretion of our board of directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates. Additionally, our credit facility requires us to observe certain covenants, including requirements for minimum net worth, which potentially act to restrict dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plans include the 2000 Long-Term Incentive Plan, which provides for the granting of nonqualified stock options and stock appreciation rights, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Amended Compensation Plan for Outside Directors. We grant deferred stock units to certain senior associates through the Watson Wyatt & Company Performance Share Bonus Incentive Program as a part of their annual discretionary compensation and have discontinued the issuance of stock options. All deferred stock units issued in connection with the 2001 Deferred Stock Unit Plan were fully vested upon issuance. The company anticipates that the deferred stock units expected to be granted in September 2007 will vest immediately. All of our equity compensation plans have been approved by stockholders. See Note 10 of the Notes to the Consolidated Financial Statements for the general terms of these plans.

The following chart gives aggregate information regarding grants under all of the company’s equity compensation plans through June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	226,799	$14.14	4,817,310	(1)

Total	226,799	$14.14	4,817,310

(1) Includes 2,548,915 shares remaining available for future issuance under the 2000 Long-Term Incentive Plan, 552,673 shares under the 2001 Employee Stock Purchase Plan, 1,630,091 shares under the 2001 Deferred Stock Unit Plan for Selected Employees, and 85,631 shares under the Amended Compensation Plan for Outside Directors.

In August 2001, the board of directors adopted the company’s 2001 Employee Stock Purchase Plan (the “ESPP”), which subsequently was approved by the stockholders in November 2001. The ESPP is intended to provide employees of the company with additional incentives by permitting them to acquire a proprietary interest in the company through the purchase of shares of the company’s common stock. With regard to the Deferred Stock Unit Plan for Selected Employees, an additional 1,200,000 shares of common stock were authorized and reserved for issuance at the 2006 Annual Meeting of Stockholders in November 2006.

Issuer Purchases of Equity Securities

The company has repurchased shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with the company’s benefit plans. In July 2006, the company announced a plan to purchase up to 1,500,000 shares of our Class A common stock. The plan does not have an expiration date. The table below presents specified information about the company’s stock repurchases during the fourth quarter of fiscal year 2007 and the remaining number of shares that may be purchased under the plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2007, through April 30, 2007	99,000	$48.62	99,000	1,028,534
May 1, 2007, through May 31, 2007	102,500	50.45	102,500	926,034
June 1, 2007, through June 30, 2007	97,100	50.47	97,100	828,934

Total	298,600		298,600

Item 6. Selected Consolidated Financial Data.

The table on the following page sets forth selected consolidated financial data of Watson Wyatt for each of the years in the five-year period ended June 30, 2007. The selected consolidated financial data as of June 30, 2007 and 2006, and for each of the three years in the period ended June 30, 2007, were derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K. The selected consolidated financial data as of June 30, 2005, 2004 and 2003, and for each of the years ended June 30, 2004 and 2003, were derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K. The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto.

The WWLLP business combination was completed July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations beginning August 1, 2005. See Part I Item 1 for more information regarding the business combination with WWLLP.

	Year Ended June 30
	2007	2006	2005	2004	2003
Statement of Operations Data: (amounts are in thousands, except per share data)
Revenue	$1,486,523	$1,271,811	$737,421	$702,005	$709,616
Costs of providing services:
Salaries and employee benefits	805,571	699,049	397,252	396,775	401,274
Professional and subcontracted services	99,943	84,165	57,810	49,159	47,356
Occupancy, communications and other	184,832	164,140	106,752	105,459	106,224
General and administrative expenses	159,637	147,122	74,612	63,631	57,285
Depreciation and amortization	57,235	44,918	20,210	18,511	19,621
	1,307,218	1,139,394	656,636	633,535	631,760

Income from operations	179,305	132,417	80,785	68,470	77,856

(Loss)/Income from affiliates	(5,500)	1,135	7,146	7,109	5,787
Interest income	4,066	4,325	2,833	1,636	1,793
Interest expense	(1,581)	(4,093)	(661)	(893)	(802)
Other non-operating income/(loss)	178	(2,081)	(7,404)	6,222	761
Income from continuing operations before income taxes	176,468	131,703	82,699	82,544	85,395
Provision for income taxes	60,193	45,585	31,303	32,605	35,015
Income from continuing operations	116,275	86,118	51,396	49,939	50,380
Discontinued operations (a)	—	1,073	766	654	6,786
Net income	$116,275	$87,191	$52,162	$50,593	$57,166
Earnings per share, continuing operations, basic	$2.74	$2.08	$1.58	$1.52	$1.52
Earnings per share, continuing operations, diluted (b)	$2.60	$1.99	$1.56	$1.50	$1.51
Earnings per share, discontinued operations, basic	$—	$0.03	$0.02	$0.02	$0.21
Earnings per share, discontinued operations, diluted	$—	$0.02	$0.02	$0.02	$0.21
Earnings per share, net income, basic (b)	$2.74	$2.11	$1.60	$1.54	$1.73
Earnings per share, net income, diluted (b)	$2.60	$2.01	$1.58	$1.52	$1.72
Dividend declared per share	$0.30	$0.30	$0.30	$0.07	$—
Weighted average shares of common stock, basic	42,413	41,393	32,541	32,866	32,962
Weighted average shares of common stock, diluted	44,684	43,297	32,845	33,207	33,287

	As of June 30
	2007	2006	2005	2004	2003
Balance Sheet and Other Data:
Cash and cash equivalents	$248,186	$165,345	$168,076	$136,940	$115,674
Working capital	326,354	197,312	236,658	207,455	169,308
Total assets	1,529,709	1,240,359	618,679	512,168	514,462
Note payable	105,000	30,000	—	—	—
Dividends declared	12,717	12,667	9,756	2,441	—
Stockholders’ equity	787,519	648,761	234,203	245,184	151,737
Shares outstanding	42,299	42,386	32,627	32,317	32,943

(a)   In fiscal year 2003, 2004, 2005 and 2006, we revised our estimates related to the remaining future obligations and costs associated with the discontinuation of our benefits administration outsourcing business in 1998. As a result, we reduced the amount of our liability for losses from disposal by $11.4 million, less the associated income tax expense of $4.7 million, by $1.0 million, less the associated income tax expense of $0.4 million, by $1.25 million, less the associated income tax expense of $0.5 million, and by $1.75 million, less the associated income tax expense of $0.7 million, respectively. In fiscal years 2003, 2004, 2005 and 2006, the company received sublease income of approximately $0.1 million each year in excess of lease payments related to this business. These items resulted in a year-to-date income from discontinued operations of $11.5 million, $1.1 million, $1.3 million, and $1.8 million, less the associated income tax expense of $4.7 million, $0.4 million, $0.5 million, and $0.7 million, respectively.

(b)   The diluted earnings per share calculation for fiscal years 2007 and 2006 assume that 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This filing contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 6 - Retirement Benefits; Note 11 – Goodwill and Intangible Assets; Note 14 – Commitments and Contingent Liabilities; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions, or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

•                  our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•                  our continued ability to recruit and retain qualified associates;

•                  the success of our marketing, client development and sales programs after our acquisitions;

•                  our ability to maintain client relationships and to attract new clients after our acquisitions;

•                  declines in demand for our services;

•                  outcomes of pending or future professional liability cases and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;

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

Executive Overview

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Investment Consulting and Insurance and Financial Services, operating from 30 countries throughout North America, Europe, Asia Pacific and Latin America.

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

We design, develop and implement human resource strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 59 percent of our total fiscal year 2007 revenues, is the foundation of our business. Retirement, the core of our Benefits Group business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships. Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods. Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans in the U.K., leverage from other practices, an improving economy, increased global demand and increased market share.

Technology and Administration Solutions Group – Our Technology and Administration Solutions Group, accounting for 12 percent of our total fiscal year 2007 revenues, provides information technology services to our customers.

Human Capital Group – Our Human Capital Group, accounting for 12 percent of our total fiscal year 2007 revenues, generally encompasses short-term projects. As a result, this segment is most sensitive to cyclical economic fluctuations.

Investment Consulting Group - Our Investment Consulting Group accounts for 9 percent of our total fiscal year 2007 revenues. This business, although relationship based, can be affected by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.

Insurance and Financial Services Group – Our Insurance & Financial Services Group accounts for 8 percent of our total fiscal year 2007 revenues. This business is characterized by ongoing relationships with our clients who will typically use our skills on a number of different projects.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30.

The WWLLP business combination was completed July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations through Watson Wyatt Limited beginning August 1, 2005. Prior to July 31, 2005, or for one month of the first quarter of fiscal year 2006, the company recorded its share of the results of WWLLP and WWHE using the equity method of accounting. This income is reflected in the “Income from affiliates” line on our income statement. Our share of the results of our affiliated captive insurance company, Professional Consultants Insurance Company, Inc. (PCIC), continues to be recorded using the equity method of accounting, and is also reflected in the “Income from affiliates” line.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. For fiscal years 2005, 2006, and 2007, revenue from U.S. consulting operations has comprised approximately 80, 50 and 50 percent of consolidated revenue, respectively. No single client accounted for more than 4 percent of our consolidated revenue for any of the most recent three fiscal years.

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

Income Taxes

The company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established , when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax deficiencies (including both tax and interest). Accruals for expected tax deficiencies are recorded in accordance with SFAS No. 5, “Accounting for Contingencies”, when management determines that a tax deficiency is both probable and reasonably estimable.

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

The disclosures for the U.K. plan are shown separately because the amounts are material relative to the North America plans and the assumptions used in the plan are significantly different than those used in the North America plans. Under our U.K. plan, benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The measurement date for the plan is June 30.

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

North America

The following assumptions were used at the end of the past three fiscal years in the valuation of our North American defined benefit pension plans:

	Year Ended June 30
	2007	2006	2005
Discount rate	6.25%	6.25%	5.25%
Expected long-term rate of return on assets	8.75%	8.75%	9.00%
Rate of increase in compensation levels	3.84%	3.84%	3.34%

The 6.25 percent discount rate assumption used at the end of fiscal year 2007 is unchanged from fiscal year 2006 and represents a 100 basis point increase from the 5.25 percent discount rate used at the end of fiscal year 2005. The company’s discount rate assumptions were determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption remained 8.75 percent per annum unchanged from fiscal year 2006 and representing 25 basis points lower than the 9 percent rate used in fiscal year 2005. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments. The investment makeup is heavily weighted towards equities which on average provide higher expected returns than other investment vehicles. The actual return on assets for fiscal year 2007 was 17.3 percent, compared to a return of 9.4 percent for fiscal year 2006.

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

United Kingdom

The following assumptions were used at June 30, 2007 and 2006, and July 31, 2005, or the date of the WWLLP business combination and the valuation of our U.K. plan:

	June 30, 2007	June 30, 2006	July 31, 2005
Discount rate	5.80%	5.10%	5.00%
Expected long-term rate of return on assets	5.69%	5.63%	5.63%
Rate of increase in compensation levels	4.95%	4.75%	4.75%

The 5.80 percent discount rate assumption used at the end of fiscal year 2007 represents a 70 basis point increase over the rate used at fiscal year 2006 and an 80 basis point increase over the discount rate at July 31, 2005. The discount rate is set in relation to yields on AA European corporate bonds at the measurement date and this reduction reflects the increase in yields between these two dates.

The expected long-term rate of return on assets assumption increased to 5.69 percent from 5.63 percent per annum for fiscal year 2007. The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds. The actual return on assets through fiscal year 2007 was 16.4 percent compared to 7.8 percent for fiscal year 2006.

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

The differences in the discount rate and compensation level assumption used for the North American and U.K. plans above can be attributed to the differing interest rate environments associated with the currencies and economies to which the plans are subject. The differences in the expected return on assets are primarily driven by the respective asset allocation in each plan, coupled with the return expectations for assets in the respective currencies. The North American plans are approximately 65 percent invested in equities, which on average provide a higher return than bonds, which is the favored investment for the U.K. plans.

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

 Goodwill and Intangible Assets

In applying the purchase method of accounting for our business combinations, amounts assigned to identifiable assets and liabilities acquired have been based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. We evaluate our goodwill for impairment annually and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the net assets for that reporting unit. The fair values used in this evaluation are estimated based upon a multiple of revenue for the reporting unit. This revenue multiple is based on our experience and knowledge of our own and other transactions in the marketplace. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment would be based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. The impairment expense would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Results of Operations

The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated:

	Year ended June 30
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	54.2	55.0	53.9
Professional and subcontracted services	6.7	6.6	7.8
Occupancy, communications and other	12.4	12.9	14.5
General and administrative expenses	10.7	11.6	10.1
Depreciation and amortization	3.9	3.5	2.7
	87.9	89.6	89.0

(Loss)/Income from operations	12.1	10.4	11.0

Income from affiliates	(0.4)	0.1	1.0
Interest income	0.3	0.3	0.2
Interest expense	(0.1)	(0.3)	(0.0)
Other non-operating (loss)/income	0.0	(0.2)	(1.0)

Income from continuing operations before income taxes	11.9	10.3	11.2

Provision for income taxes	4.0	3.6	4.2

Income from continuing operations	7.9%	6.7%	7.0%

Fiscal Year Ended June 30, 2007, Compared to Fiscal Year Ended June 30, 2006

Revenue

Revenues for fiscal year 2007 were $1.49 billion, an increase of $215 million, or 17 percent, from $1.27 billion in fiscal year 2006.  The WWLLP business combination was completed on July 31, 2005, and therefore, fiscal year 2006 only includes eleven months of our European operations.  The overall increase in revenues is due to an increase in demand for services in all of our segments, strengthening of the European currencies and the additional month of European operations.

The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.9391 for fiscal year 2007 from 1.7798 for the eleven months ended June 30, 2006, and the average exchange rate used to translate our revenues earned in Euros increased to 1.3113 for fiscal year 2007 from 1.221 for the eleven months ended June 30, 2006.  The appreciation of these European currencies resulted in $42 million of the increase in revenues in fiscal year 2007.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in $4 million of the increase in fiscal year 2007 revenues.

A comparison of segment revenues between fiscal year 2007 and fiscal year 2006 is provided below.  A portion of each segment’s revenue growth is due to the additional month of European operations included in fiscal year 2007 compared to fiscal year 2006.

•                  Benefits increased revenues $95.2 million, or 13 percent, over fiscal year 2006 due to increased demand for our services in both the U.S. and Europe.  The inclusion of an additional month of European revenues and the strengthening of the European currencies each accounted for 3 percentage points of the increase in fiscal year 2007.

•                  Technology and Administration Solutions increased revenues $24.7 million, or 19 percent, over fiscal year 2006, largely due to an increase in the number of projects that went into service in the U.S. during the fiscal year.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At June 30, 2007, the company had 84 projects in service delivery and 67 projects in implementation.  At June 30, 2006, the company had 51 projects in service delivery and 58 projects in implementation.  The inclusion of an additional month of European revenues and the strengthening of the European currencies each accounted for 4 percentage points of the increase in fiscal year 2007.

•                  Human Capital Group increased revenues $23.7 million, or 16 percent, over fiscal year 2006 primarily due to increased demand for our compensation consulting and our data services.  The inclusion of an additional month of European revenues and the strengthening of the European currencies each accounted for 2 percentage points of the increase in fiscal year 2007.

•                  Investment Consulting increased revenues $42.3 million, or 49 percent, over fiscal year 2006 due to an increase in demand for our services, especially investment strategy advice.  The inclusion of an additional month of European revenues and the strengthening of the European currencies each accounted for 6 and 5 percentage points, respectively, of the increase in fiscal year 2007.

•                  Insurance and Financial Services increased revenues $21.7 million, or 24 percent, over fiscal year 2006 due to an increase in project work, including life insurance consulting projects.  The inclusion of an additional month of European revenues and the strengthening of the European currencies accounted for 10 and 5 percentage points, respectively, of the increase in fiscal year 2007.

Salaries and Employee Benefits

Salaries and employee benefits expenses for fiscal year 2007 were $805.6 million, compared to $699.0 million in fiscal year 2006, an increase of $106.6 million or 15.3 percent.  Of this increase, $15.1 million, or 2.2 percentage points, was attributable to the inclusion of an additional month of European results while 4.1 percentage points was attributable to the strengthening European currencies.  The  remaining increase was principally due to higher salaries of $69.0 million, partially due to a $4.2 million Long Term Incentive Plan accrual and a 5.9 percent increase in headcount, a $24.5 million increase in discretionary compensation, increased benefits expense of $3.5 million, and less capitalization of $5.7 million of time spent customizing in-house administration systems, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.   The increase was partially offset by a decrease in pension expense of $11.2 million.  As a percentage of revenue, salaries and employee benefits decreased to 54.2 percent from 55.0 percent.

Professional and Subcontracted Services

Professional and subcontracted services used in consulting operations for fiscal year 2007 were $99.9 million, compared to $84.2 million for fiscal year 2006, an increase of $15.7 million or 18.7 percent.  Of this increase, $1.6 million, or 1.9 percentage points, was attributable to the inclusion of an additional month of European results while 4.6 percentage points was attributable to the strengthening European currencies.  The remaining increase was principally due to higher reimbursable expenses incurred on behalf of clients. As a percentage of revenue, professional and subcontracted services increased to 6.7 percent from 6.6 percent.

Occupancy, Communications and Other

Occupancy, communications and other expenses for fiscal year 2007 were $184.8 million, compared to $164.1 million for fiscal year 2006, an increase of $20.7 million or 12.6 percent.  Of this increase, $2.2 million, or 1.3 percentage points, was attributable to the inclusion of an additional month of European results while 3.3 percentage points was attributable to the strengthening European currencies.  The remaining increase was attributable to general increases in expenses such as rent and utilities, travel, dues and entertainment, promotion, business tax, telephone, and repairs and maintenance, partially offset by decreases in expenses such as general office, postage, and office supplies.  As a percentage of revenue, occupancy, communications and other expenses decreased to 12.4 percent from 12.9 percent.

General and Administrative Expenses

General and administrative expenses were $159.6 million for fiscal year 2007, compared to $147.1 million for fiscal year 2006, an increase of $12.5 million or 8.5 percent.  Of this increase, $3.0 million, or 2.0 percentage points, was attributable to the inclusion of an additional month of European results while 4.3 percentage points was attributable to the strengthening European currencies.  The remaining increase was principally due to higher base salaries of $9.3 million, higher professional services expense of $3.8 million and higher general office expenses of $4.1 million, partially offset by a decrease in insurance expense of $7.8 million. As a percentage of revenue, general and administrative expenses decreased to 10.7 percent from 11.6 percent.

Depreciation and Amortization

Depreciation and amortization for fiscal year 2007 was $57.2 million, compared to $44.9 million for fiscal year 2006, an increase of $12.3 million or 27.4 percent.  Of this increase, $0.9 million, or 2.0 percentage points, was attributable to the inclusion of an additional month of European results while 4.0 percentage points, was attributable to the strengthening European currencies.  The remaining increase was due to $7.8 million of amortization on internally developed software used to support our Benefits Group and Technology and Administration Solutions Group and $3.6 million higher depreciation expense on capital assets and amortization of intangibles.  As a percentage of revenue, depreciation and amortization increased to 3.9 percent from 3.5 percent.

  (Loss)/Income From Affiliates

Loss from affiliates was $5.5 million for fiscal year 2007 compared to income of $1.1 million for fiscal year 2006.  The loss in fiscal year 2007 reflects our share of PCIC’s loss compared to our share of  PCIC’s earnings in fiscal year 2006. Our share of those losses are the result of a substantial increase in PCIC’s reserves during the third quarter of fiscal year 2007 in response to unusually rapid development of several claims against its three participating firms.  Fiscal year 2006 also includes our share of results from our European affiliates for the month of July 2005, after which time the WWLLP business combination was consummated.

Interest Income

Interest income was $4.1 million for fiscal year 2007, a decrease of $0.2 million from $4.3 million during fiscal year 2006.

  Interest Expense

Interest expense was $1.6 million for fiscal year 2007, a decrease of $2.5 million from $4.1 million during fiscal year 2006.  The decrease was due to a lower average debt balance in fiscal year 2007.  The $105 million of borrowings on the balance sheet as of June 30, 2007 was borrowed on June 29, 2007 in anticipation of closing the Heissmann acquisition in early July.

Other Non-Operating Income/(Loss)

Other non-operating income/(loss) in fiscal year 2006 includes a $1.4 million gain recognized by the company on the sale of its New Zealand operations, netted against a loss of $3.6 million on a foreign exchange forward contract entered into in conjunction with the WWLLP business combination.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes for fiscal year 2007 was $176.5 million, an increase of 34.0 percent from $131.7 million during fiscal year 2006.  As a percentage of revenue, income from continuing operations for fiscal year 2007 increased to 11.9 percent from 10.3 percent.

Provision for Income Taxes

Provision for income taxes for fiscal year 2007 was $60.2 million, compared to $45.6 million for fiscal year 2006. Our effective tax rate was 34.1 percent for fiscal year 2007 and 34.6 percent for fiscal year 2006.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with the WWLLP business combination.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations

Income from continuing operations for fiscal year 2007 was $116.3 million, an increase of 35.1 percent from $86.1 million during fiscal year 2006.  As a percentage of revenue, income from continuing operations for fiscal year 2007 increased to 7.9 percent from 6.7 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations was $2.60 for fiscal year 2007, compared to $1.99 for fiscal year 2006. The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005.

Discontinued Operations

During 1998, the company exited from its benefits administration outsourcing business, Wellspring Resources, LLC (“Wellspring”).  Discontinued operations for fiscal year 2006 reflects the reduction of the company’s accrual for the estimated remaining future obligations and costs related to the exit from Wellspring by $1.75 million less the associated income tax expenses.  Also, during fiscal year 2006 the company received sublease income of approximately $64,000 in excess of lease payments related to Wellspring.  See Note 16 of the Notes to the Consolidated Financial Statements for more information related to Wellspring.

Fiscal Year Ended June 30, 2006, Compared to Fiscal Year Ended June 30, 2005

Revenue

Revenues for fiscal year 2006 were $1.27 billion, an increase of $534 million, or 72 percent, from $737 million in fiscal year 2005.  Of the increase, $481 million is due to the WWLLP business combination.  The remaining increase of $53 million relates to the historical company.

The increases in the historical company segment revenue for fiscal year 2006 as compared to fiscal year 2005 are as follows.

•                  Benefits increased revenues $35.0 million, or 8 percent, over fiscal year 2005 due to increased demand from existing clients around plan design and administration as well as revenues from new clients.

•                  Technology and Administration Solutions increased revenues $9.3 million, or 14 percent, over fiscal year 2005, largely due to an increase in the number of projects that went into service during the fiscal year.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At June 30, 2006, the company had 51 projects in service and 58 projects in implementation.  At June 30, 2005, the company had 10 projects in service and 29 projects in implementation.

•                  Human Capital Group increased revenues $19.8 million, or 22 percent, over fiscal year 2005 primarily due to the $12.9 million reclassification of Watson Wyatt Data Services from Other into this segment, as well as continuing demand for executive compensation consulting.

•                  Investment Consulting increased revenues $3.8 million, or 12 percent, over fiscal year 2005 due to an increase in pension funding and asset performance consulting.

Salaries and Employee Benefits

Salaries and employee benefit expenses for fiscal year 2006 were $699.0 million, an increase of $301.7 million from $397.3 million in fiscal year 2005, and increased as a percentage of revenue to 55 percent from 53.9 percent.  The increase was mainly due to the additional salary and benefit expenses of $271.5 million related to the WWLLP business combination. The increase in the historical company was due to higher salaries of $23.5 million, partially due to a $1.4 million Long Term Incentive Plan accrual as well as an increase in associates by 4.5 percent.  Also included is higher accrual for discretionary compensation of $7.3 million, higher pension expense of $9.0 million, and higher benefits expense of $6.3 million, partially offset by the capitalization of time spent customizing in-house administration systems of $15.9 million, in accordance with AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

Professional and Subcontracted Services

Professional and subcontracted services were $84.2 million for fiscal year 2006, an increase of $26.4 million, or 45.6 percent, from $57.8 million in the prior period, and decreased as a percentage of revenue to 6.6 percent from 7.8 percent.  The increase was mainly due to the additional professional and subcontracted services expenses of $21.0 million related to the WWLLP business combination.  The increase in the historical company was attributable to higher reimbursable expenses incurred on behalf of clients as well as higher contracting costs.

Occupancy, Communications and Other

Occupancy, communications and other expenses were $164.1 million for fiscal year 2006, an increase of $57.3 million or 53.7 percent from $106.8 million during fiscal year 2005, and decreased as a percentage of revenue to 12.9 percent from 14.5 percent.  The increase was mainly due to the additional occupancy, communications, and other expenses of $47.0 million related to the WWLLP business combination. The increase in the historical company was mainly due to increased travel expense of $2.6 million, higher dues and entertainment of $1.3 million, higher general office of $3.7 million,  and miscellaneous expenses of $6.2 million, partially offset by a reduction in rent of $3.5 million which is partially due to lease terminations in both periods and lease restructuring during fiscal year 2006.

General and Administrative Expenses

General and administrative expenses were $147.1 million for fiscal year 2006, an increase of $72.5 million or 97.2 percent from $74.6 million during fiscal year 2005, and increased as a percentage of revenue to 11.6 percent from 10.1 percent.  The increase was mainly due to the additional general and administrative expenses of $69.2 million related to the WWLLP business combination.  The increase in the historical company was mainly due to higher travel costs of $0.5 million, higher insurance premiums of $1.1 million, higher salaries and benefits expense of $3.6 million, partially offset by a decrease in general office expense of $0.9 million as well as miscellaneous decreases of $0.9 million.

Depreciation and Amortization

Depreciation and amortization expense was $44.9 million for fiscal year 2006, an increase of $24.7 million or 122.3 percent from $20.2 million during fiscal year 2005, and increased as a percentage of revenue to 3.5 percent from 2.7 percent.  The increase was mainly due to the additional depreciation and amortization expense of $15.3 million related to the WWLLP business combination. The increase in the historical company was due to depreciation on major software placed in service during fiscal year 2006 to support our Benefits and Technology and Administration Solutions Group.

Income From Affiliates

Income from affiliates was $1.1 million for fiscal year 2006 compared to $7.1 million for fiscal year 2005.  The fiscal year 2005 income reflects our share of income from WWLLP and WWHE, which were considered to be affiliates of the company for the entire fiscal year.  The fiscal year 2006 amount reflects our share of income from these affiliates only for the first month of fiscal year 2006, after which time the WWLLP business combination was consummated.

Interest Income

Interest income was $4.3 million for fiscal year 2006, an increase of $1.5 million from $2.8 million during fiscal year 2005.  The increase was due to higher interest earned on our investments as a result of higher interest rates.

Interest Expense

Interest expense was $4.1 million for fiscal year 2006, an increase of $3.4 million from $0.7 million during fiscal year 2005.  The increase was due to debt incurred as a result of the WWLLP business combination.

Other Non-Operating (Loss)/ Income

During fiscal year 2006, the company recorded a $3.6 million loss associated with a foreign exchange forward contract entered into in conjunction with the WWLLP business combination, partially offset by a $1.4 million gain recognized by the company on the sale of its New Zealand operations.  During fiscal year 2005, the company recorded a $4.8 million loss associated with a foreign exchange forward contract entered into in conjunction with the WWLLP business combination, recognized a settlement cost of $2.2 million related to a claim by a former joint venture partner, and spent $0.4 million to external advisors for strategic consulting.  Non-operating income for fiscal year 2004 includes a $5.6 million gain the company recorded in the first quarter of fiscal year 2004 related to PCIC.  See Note 18 of the Notes to the Consolidated Financial Statements for more information about this non-operating gain.  During fiscal year 2004, the company also received cash payments of $0.6 million in connection with the fiscal year 2002 sale of our U.S.-based public retirement business to GRS.  All payments received in connection with this sale were contingent upon the successful transition of certain clients to the purchaser and upon their retention by the purchaser.

Provision for Income Taxes

Provision for income taxes was $45.6 million for fiscal year 2006, compared to $31.3 million for the prior period.  Our effective tax rate was 34.6 percent for fiscal year 2006, compared to 37.9 percent for fiscal year 2005.  The change in rate was principally due to decreases in tax reserves and the distribution of geographic income.

Income From Continuing Operations

Income from continuing operations was $86.1 million, an increase of 67.5 percent from $51.4 million during fiscal year 2005.  As a percentage of revenue, income from continuing operations for fiscal year 2006 decreased to 6.8 percent from 7.0 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations was $1.99 for fiscal year 2006, compared to $1.56 for fiscal year 2005. The diluted earnings per share calculation assumes that the 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005.

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

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2007 totaled $248.2 million, compared to $165.3 million at June 30, 2006.  The cash balance at June 30, 2007 includes cash received as a result of borrowings against our credit facility in preparation for the Heissmann acquisition that was consummated subsequent to year end.  During fiscal year 2007, we paid $96.5 million of previously accrued discretionary compensation, $68.9 million in corporate taxes, $44.0 million in capital expenditures and $12.7 million in dividends.  These payments were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, stock buybacks, and dividends, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs.  At June 30, 2007, $25.5 million of the total cash balance of $248.2 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash From Operating Activities

Cash from operating activities for fiscal year 2007 was $167.7 million, compared to cash from operating activities of $169.1 million for fiscal year 2006.

The allowance for doubtful accounts increased $2.5 million from June 30, 2006 to June 30, 2007.  As a result of the increase in accounts receivable and work in process since June 30, 2006, the number of days of accounts receivable and work in process outstanding increased to 83 at June 30, 2007 from 78 at June 30, 2006.

Cash from operating activities for fiscal year 2006 was $169.1 million, compared to cash from operating activities of $68.1 million for fiscal year 2005.

The allowance for doubtful accounts increased $1.6 million from June 30, 2005 to June 30, 2006.  The number of days of accounts receivable and work in process outstanding was 78 at June 30, 2006, down from 80 at June 30, 2005.

Cash Used in Investing Activities

Cash used in investing activities for fiscal year 2007 was $114.2 million, compared to $202.3 million for fiscal year 2006.  The difference can be primarily attributed to a reduction in the amounts spent on acquisitions and contingent consideration payments in fiscal year 2007, compared to $137.8 million in fiscal year 2006.  Expenditures of capital funds were $44.0 million for fiscal year 2007.

Cash used in investing activities for fiscal year 2006 was $202.3 million, compared to $29.7 million for fiscal year 2005.  The difference can be primarily attributed to the WWLLP business combination and other acquisition related payments totaling $137.8 million and higher costs associated with the capitalization of time spent customizing in-house administration systems of $13.4 million in accordance with AICPA’s Statement of Position 98-1.

Cash From (Used in) Financing Activities

Cash from financing activities was $27.2 million for fiscal year 2007, compared to $16.9 million from financing activities during fiscal year 2006.  The increase was primarily attributable to higher net borrowings of $45 million in fiscal year 2007, net of an increase of $44 million of common stock repurchases.  Fiscal year 2006 included a loss of $8.4 million on a forward looking foreign currency contract.

Cash from financing activities was $16.9 million for fiscal year 2006, compared to $9.0 million used in financing activities during fiscal year 2005.  The difference was primarily attributable to net borrowings of $30 million in fiscal year 2006 compared to no borrowings during fiscal year 2005.

Capital Commitments

Expenditures of capital funds were $44.0 million for fiscal year 2007.  Anticipated commitments of capital funds for Watson Wyatt are estimated at $49.0 million for fiscal year 2008. We expect cash from operations to adequately provide for these cash needs.

Dividends

During fiscal year 2007, the Board of Directors of the company approved the payment of a quarterly cash dividend in the amount of $0.075 per share.  Total dividends paid in fiscal year 2007 were $12.7 million.

Under our credit facility in effect as of June 30, 2007 (see Note 9 of Notes to the Consolidated Financial Statements included in Item 15 of this report), we are required to observe certain covenants (including requirements for a fixed coverage charge, cash flow leverage ratio and asset coverage) that affect the amounts available for the declaration or payment of dividends.  The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net income, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2007
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Lease commitments	$292,101	$47,677	$83,082	$67,443	$93,899
Revolving Credit Facility	105,000	—	105,000	—	—
Total	$397,101	$47,677	$188,082	$67,443	$93,899

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Pension Contributions.  Contributions to our various pension plans for fiscal year 2008 are projected to be approximately $38.0 million.

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

WWLLP Business Combination.  On July 31, 2005, the company acquired substantially all the assets and assumed most liabilities of WWLLP, the company’s long-time alliance partner in the U.K. and Europe.  The company entered into indemnity arrangements with WWLLP relating to the acquisition and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the WWLLP business combination.  The period for which certain indemnity obligations, other than for certain tax liabilities, has expired.

In connection with the WWLLP business combination, the company will issue an additional 1,950,000 shares of the company’s common stock based on the achievement by the acquired business of agreed-upon financial performance goals. The company expects to issue these shares during fiscal year 2008 as the performance goals have been achieved.  The value of these shares was $86.9 million based on the NYSE closing price on July 31, 2007. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Watson Wyatt Netherlands Acquisition.  On February 1, 2007, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt Netherlands, its long-time alliance partner in the Netherlands.  In connection with this acquisition, payment of up to an additional €8.0 million of Class A shares (approximately 220,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008.  The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

Credit Agreement

The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  On June 29, 2007, the company borrowed $105 million under its credit facility in connection with the anticipation of closing the Heissmann Acquisition. As of June 30, 2007 and 2006, the company had $105 million and $30 million, respectively, outstanding under the facility. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which act to restrict dividends, cash flow leverage ratio and a fixed coverage charge) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of June 30, 2007. This facility is scheduled to mature on June 30, 2010.  See Note 19 for additional information on the Heissmann Acquisition.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $8.0 million of the facility was unavailable for operating needs as of June 30, 2007.  In July 2007, the company issued an additional $2.6 million letter of credit under the credit line. We are charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.2 million) to an Australian governmental agency as required by the local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

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

In formulating its premium structure, PCIC estimates the amount it expects to pay for losses (and loss expenses) for all the members as a whole and then allocates that amount to the member firms based on the individual member’s expected losses.  PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company (experience rating), growth of each of those companies, industry risk profiles in general and the overall insurance markets.  As of July 1, 2007, the captive insurance company carries reinsurance for losses it insures above $25 million.

Our agreements with PCIC could require additional payments to PCIC in the event that the company decided to exit PCIC and adverse claims significantly exceed prior expectations.  If these circumstances were to occur, the company would record a liability at the time it becomes probable and reasonably estimable.

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable. Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $35.5 million IBNR liability recorded as of June 30, 2007.

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

In light of increasing worldwide litigation, including litigation against professionals, the company has implemented a requirement that client relationships be documented by engagement letters containing risk mitigation clauses that were not included in all historical client agreements.  Nearly 100 percent of the company’s U.S. and U.K. corporate clients have signed engagement letters including risk mitigation clauses, and initiatives to maintain that process in the United States and the United Kingdom and complete it elsewhere are underway.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The company does not believe the adoption of FAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the FASB published Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158), which is an amendment to FAS 87, “Employers’ Accounting for Pensions”; FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; and FAS 132(R), revision to FAS132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 and the transition method is prospective.  As a result, the company adopted the provisions of FAS 158 for the fiscal year ended June 30, 2007.  FAS 158 requires companies to recognize the funded status of each of the defined benefit pension and postretirement plans. Each over funded plan is recognized as an asset and each under funded plan is recognized as a liability.  The initial impact of the standard, due to unrecognized prior services costs and net actuarial gains and losses as well as subsequent changes in funded status, is recognized as a component of accumulated other comprehensive income which is included in total shareholders’ equity, net of applicable income tax.  Previous amounts recorded as additional minimum liabilities and related intangible assets are also reversed upon adoption of the new standard.  In accordance with FAS 158, the fiscal year 2006 accounting and related disclosures were not affected by the adoption of the new standard.

The table below summarizes the incremental effect of FAS 158 adoption on the individual line items in the company’s consolidated balance sheet at June 30, 2007:

	Pre-SFAS No. 158 Adoption	SFAS No. 158 Adjustments	Post-SFAS No. 158 Adoption

Net Deferred Income Taxes	57,650	3,448	61,098
Intangible pension asset	602	(602)	—
Prepaid Retirement Benefits	—	43,793	43,793
Current Retirement Benefits	7,975	1,851	9,826
Noncurrent Retirement Benefits	159,780	38,897	198,677
Additional Minimum liability (net of tax)	(6,716)	6,716	—
Unamortized Pension liability (net of tax)	—	(1,412)	(1,412)
Foreign Currency	—	589	589

The net unrealized loss of $1.2 million, the prior service credit of $1.9 million, and the transition obligation asset of $0.1 million results in a net decrease in expense of $0.8 million which will be amoritized from accumulated other comprehensive income into pension expense over the next fiscal year.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006 so it will be effective for the company in fiscal year 2008, which began on July 1, 2007.   The company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement” (“SAB 108”), which provides guidance on how companies should quantify financial statement misstatements.  SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current-year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements – the “rollover” approach and the “iron curtain” approach. The rollover approach quantifies a misstatement based on the amount of the misstatement originating in the current-year income statement. Thus, this approach ignores the effects of correcting the portion of the current-year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. SAB 108 permits companies to adjust for the cumulative effect of misstatements relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption.

Prior to the issuance of SAB 108, the company used the rollover method to evaluate the effects of misstatements that were not corrected at the end of the prior year but were determined to be immaterial individually and in the aggregate. The company adopted SAB 108 in the fourth quarter of fiscal year 2007 and performed an evaluation of prior year misstatements under the iron curtain method. The company concluded that a prior year misstatement would have been material under the iron curtain method.  Specifically, the practice by which we value work in process, resulted in the need for a material adjustment to the financial statements under the iron curtain method described above.  As a result, the company has elected, as allowed under SAB 108, to record the effect of initially applying this guidance by adjusting the carrying amount of the impacted accounts as of the beginning of fiscal year 2007 and recording an offsetting adjustment to the opening balance of retained earnings in fiscal year 2007.

The following table summarizes the SAB 108 cumulative effect adjustment as of July 1, 2006:

Retained Earnings Adjustment Recorded As of July 1, 2006 Decrease/(Increase) (In thousands) (1)
Valuation of unbilled receivables (2)	$9,184
Lease Incentives (3)	3,650
Stock-based compensation (4)	2,234
Associate expense (5)	1,750
Deferred taxes and taxes payable (6)	(6,762)
Retained Earnings (7)	$10,056

(1) We previously evaluated these misstatements utilizing the roll-over approach and concluded that they were insignificant individually and in the aggregate to all periods prior to April 1, 2007.  The entries below reflect the impact of recording these misstatements on the iron curtain method.

(2) Valuation of Unbilled Receivables - The company’s practice in North America associated with the valuation of unbilled receivables has historically been to adjust the net realizable value in conjunction with our billing process, which typically occurs in the month after the unbilled receivables are generated.  Thus, each accounting period has contained the valuation adjustments from the previous period, which has resulted in immaterial differences to our income statements over time.  The cumulative impact has resulted in an overstatement of our unbilled receivables that would be material to the company under the iron curtain approach.  In June 2007, the company corrected the unbilled receivables with an adjustment of $9.2 million, less an income tax effect of $3.7 million, to the beginning balance of retained earnings at July 1, 2006.

(3) Lease Incentives - In February 2005, the SEC clarified its view on accounting for leasehold incentives and indicated that the gross method, which requires that leasehold incentives be recorded separately and amortized over the life of the lease, was the only acceptable method of accounting for leasehold incentives.  Prior to that time, the company had accounted for leasehold incentives by netting them into the related leasehold improvements (the net method).  Effective March 1, 2005, the company changed its accounting with regards to leasehold incentives such that incentives associated with any new leases entered into after that date would be amortized separately over the life of the lease or the useful life, whichever is shorter.

Since the majority of the company’s leases were for terms in excess of the depreciable life of the leasehold improvements, the impact of our using the net method was that the benefits of the leasehold incentives were amortized into the income statement faster than they would have been if amortized over the full term of the leases.  Thus at the time of the policy change, our deferred rent liability was understated by the amount of the incentives that had been prematurely amortized into income.  In June 2007, the company corrected this liability with an adjustment of $3.7 million, less an income tax effect of $1.5 million, to the beginning balance of retained earnings at July 1, 2006.

(4) Stock-based Compensation – During the fourth quarter of fiscal year 2007, we determined that compensation expense and the related liability associated with one of our stock-based compensation plans had erroneously not been recorded for fiscal year 2006.  In June 2007, the company corrected this liability with an adjustment of $2.2 million, less an income tax effect of $0.9 million, to the beginning balance of retained earnings at July 1, 2006.

(5) Associate Expenses - The company’s associates incur expenses on behalf of the company in fulfillment of their work responsibilities.  Submission of these expenses to the company for reimbursement has historically lagged the actual expenditure, typically by a month. Thus, each accounting period has contained the associate expenses from the previous period, which has resulted in immaterial differences to our income statements over time.  In June 2007, the company corrected this misstatement with an adjustment of $1.8 million, less an  income tax effect of $0.7 million, to the beginning balance of retained earnings at July 1, 2006.

(6) Deferred Taxes and Taxes Payable – As a result of the misstatements previously described, we recorded an increase to deferred income tax as of July 1, 2006 with a corresponding offset to retained earnings to correct these misstatements.

(7) Retained Earnings – Represents the net reduction to retained earnings as of July 1, 2006, to reflect the initial application of SAB 108.

Certain of the adjustments included above also resulted in mistatements in the first three quarters of fiscal year 2007.  We previously evaluated these misstatements utilizing the rollover approach and concluded that these errors were insignificant, individually and in the aggregate, to each of the first three quarters of fiscal 2007.

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

Foreign Currency Risk

International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, as their functional currency.  Our primary international operations use the British Pound, and to a lesser extent, the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our principal executive officer, principal financial officer and senior management, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our principal executive officer, principal financial officer, and senior management concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2007.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on management’s assessment of our internal control over financial reporting.  This report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Watson Wyatt Worldwide, Inc.
Arlington, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Watson Wyatt Worldwide, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated August 24, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

DELOITTE & TOUCHE LLP

McLean, Virginia
August 24, 2007

Part III

Item 10.  Directors, Executive Officers, and Audit Committee of the Registrant.

The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 11.  Executive Compensation.

The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 14.  Principal Auditor Fees and Services.

The response to this item will be included in a definitive proxy statement to be filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

a)	Financial Information

(1)	Consolidated Financial Statements of Watson Wyatt Worldwide, Inc.

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2007
Consolidated Balance Sheets at June 30, 2007 and 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2007
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2007
Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2007

Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 105

c)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT WORLDWIDE, INC.
(Registrant)

Date: August 24, 2007	By:	/s/ John J. Haley
John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer	8/24/07
John J. Haley	and Director

/s/ Carl D. Mautz	Vice President and Chief	8/24/07
Carl D. Mautz	Financial Officer

/s/ Peter L. Childs	Controller	8/24/07
Peter L. Childs

/s/ John J. Gabarro	Director	8/24/07
John J. Gabarro

/s/ R. Michael McCullough	Director	8/24/07
R. Michael McCullough

/s/ Brendan O’Neill	Director	8/24/07
Brendan O’Neill

/s/ Linda D. Rabbitt	Director	8/24/07
Linda D. Rabbitt

/s/ Chandrasekhar Ramamurthy	Vice President and Director	8/24/07
Chandrasekhar Ramamurthy

/s/ Gilbert T. Ray	Director	8/24/07
Gilbert T. Ray

/s/ Roger Urwin	Vice President and Director	8/24/07
Roger Urwin

/s/ Gene H. Wickes	Vice President and Director	8/24/07
Gene H. Wickes

/s/ John C. Wright	Director	8/24/07
John C. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Watson Wyatt Worldwide, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Watson Wyatt Worldwide, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended June 30, 2007.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Watson Wyatt Worldwide, Inc. and subsidiaries at June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for the year ended June 30, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R), as well SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
August 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders

Watson Wyatt Worldwide, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Watson Wyatt Worldwide, Inc. and its subsidiaries at June 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended June 30, 2006, listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia

August 17, 2006

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)

	Year Ended June 30
	2007	2006	2005

Revenue	$1,486,523	$1,271,811	$737,421

Costs of providing services:
Salaries and employee benefits	805,571	699,049	397,252
Professional and subcontracted services	99,943	84,165	57,810
Occupancy, communications and other	184,832	164,140	106,752
General and administrative expenses	159,637	147,122	74,612
Depreciation and amortization	57,235	44,918	20,210
	1,307,218	1,139,394	656,636

Income from operations	179,305	132,417	80,785

(Loss)/Income from affiliates	(5,500)	1,135	7,146
Interest income	4,066	4,325	2,832
Interest expense	(1,581)	(4,093)	(660)
Other non-operating income/(loss)	178	(2,081)	(7,404)

Income from continuing operations before income taxes	176,468	131,703	82,699

Provision for income taxes	60,193	45,585	31,303

Income from continuing operations	116,275	86,118	51,396

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations (less applicable income tax expense for the years ended June 30, 2006 and 2005)	—	1,028	739

Sublease income from discontinued operations, less applicable income tax expense for the years ended June 30, 2006 and 2005	—	45	27

Net income	$116,275	$87,191	$52,162

Basic earnings per share:
Income from continuing operations	$2.74	$2.08	$1.58
Income from discontinued operations	—	0.03	0.02
Net income	$2.74	$2.11	$1.60

Diluted earnings per share:
Income from continuing operations	$2.60	$1.99	$1.56
Income from discontinued operations	—	0.02	0.02
Net income	$2.60	$2.01	$1.58

Weighted average shares of common stock,
basic (000)	42,413	41,393	32,541
Weighted average shares of common stock,
diluted (000)	44,684	43,297	32,845

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)

	June 30,	June 30,
	2007	2006

Assets
Cash and cash equivalents	$248,186	$165,345
Receivables from clients:
Billed, net of allowances of $6,216 and $3,678	227,130	180,533
Unbilled, at estimated net realizable value	109,697	123,044
	336,827	303,577

Deferred income taxes	17,016	567
Other current assets	34,733	24,158
Total current assets	636,762	493,647

Investment in affiliate	3,058	8,564
Fixed assets, net	172,147	147,738
Deferred income taxes	66,751	70,417
Goodwill	382,936	324,041
Intangible assets, net	211,715	187,075
Other assets	56,340	8,877

Total Assets	$1,529,709	$1,240,359

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$303,346	$288,396
Deferred income taxes	2,972	168
Income taxes payable	4,090	7,771
Total current liabilities	310,408	296,335

Revolving credit facility	105,000	30,000
Accrued retirement benefits	198,677	162,505
Deferred rent and accrued lease losses	32,686	28,982
Deferred income taxes	2,663	480
Other noncurrent liabilities	92,756	73,296

Total Liabilities	742,190	591,598

Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 42,763,451 and 42,463,451 issued and 42,299,792 and 42,385,513 outstanding	428	425
Additional paid-in capital	395,521	386,392
Treasury stock, at cost - 463,659 and 77,938 shares	(22,251)	(2,134)
Retained earnings	336,101	242,599
Accumulated other comprehensive income	77,720	21,479
Total Stockholders’ Equity	787,519	648,761

Total Liabilities and Stockholders’ Equity	$1,529,709	$1,240,359

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year ended June 30
	2007	2006	2005
Cash flows from operating activities:
Net income	$116,275	$87,191	$52,162
Adjustments to reconcile net income to net cash from operating activities:
Loss on foreign currency forward contract	—	3,602	4,803
Income from discontinued operations, net of income tax expense	—	(1,028)	(739)
Provision for doubtful receivables from clients	8,551	5,687	5,755
Depreciation	47,090	36,763	19,899
Amortization of intangible assets	10,145	8,155	311
Provision for (benefit from) deferred income taxes	(3,045)	33,692	(4,587)
Loss/(Income) from affiliates	5,500	(1,136)	(7,146)
Distributions from affiliates	—	1,614	6,131
Other, net	977	449	866
Changes in operating assets and liabilities (net of business acquisitions and discontinued operations):
Receivables from clients	(43,464)	(27,917)	(14,738)
Other current assets	(7,211)	7,181	(488)
Other assets	1,324	(2,000)	(6,868)
Accounts payable and accrued liabilities	19,246	5,238	9,532
Income taxes payable	564	760	(8,601)
Accrued retirement benefits	(2,831)	4,148	2,101
Deferred rent and accrued lease losses	54	1,561	8,502
Other noncurrent liabilities	13,937	5,163	1,189
Cash flows from operating activities:	167,112	169,123	68,084

Cash flows used in investing activities:
Purchases of marketable securities	—	—	(469,400)
Sales and maturities of marketable securities	—	—	489,400
Business acquisitions and contingent consideration payments	(48,099)	(137,784)	(812)
Purchases of fixed assets	(43,989)	(38,060)	(34,648)
Capitalized software costs	(22,295)	(27,743)	(14,296)
Contingent proceeds from divestitures	178	1,296	20
Cash flows used in investing activities:	(114,205)	(202,291)	(29,736)

Cash flows from/(used in) financing activities
Borrowings	149,600	102,000	—
Repayments of borrowings	(74,600)	(72,000)	—
Foreign currency forward contract	—	(8,405)	—
Dividends paid	(12,717)	(12,667)	(9,756)
Repurchases of common stock	(48,303)	(4,272)	(9,358)
Excess tax benefit of exercises of stock options and stock purchase plan	3,349	2,034	—
Issuances of common stock - exercises of stock options	3,714	3,911	1,992
Issuances of common stock - employee stock purchase plan	6,182	6,255	8,078
Cash flows from/(used in) financing activities	27,225	16,856	(9,044)

Effect of exchange rates on cash	2,709	13,581	1,832

Increase/(decrease) in cash and cash equivalents	82,841	(2,731)	31,136

Cash and cash equivalents at beginning of period	165,345	168,076	136,940

Cash and cash equivalents at end of period	$248,186	$165,345	$168,076

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars)

	Class A
	Common
	Stock
	Outstanding					Accumulated
	(number	Class A	Additional	Treasury		Other
	of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total

Balance at July 1, 2004	32,317	$334	$149,508	$(26,149)	$125,669	$(4,178)	$245,184
Comprehensive income/(loss):
Net income	—	—	—	—	52,162	—	52,162
Additional minimum pension liability, net of tax	—	—	—	—	—	(61,728)	(61,728)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,457	2,457
Total comprehensive loss							(7,109)
Cash dividends	—	—	—	—	(9,756)	—	(9,756)
Repurchases of common stock	(365)	—	—	(9,358)	—	—	(9,358)
Issuances of common stock - employee stock purchase plan shares	362	—	(936)	9,014	—	—	8,078
Issuances of common stock - deferred stock units	151	—	276	3,769	—	—	4,045
Issuances of common stock to outside directors	8	—	16	209	—	—	225
Issuances of common stock - stock options	154	—	(1,818)	3,810	—	—	1,992
Tax benefit of exercises of stock options	—	—	902	—	—	—	902

Balance at June 30, 2005	32,627	$334	$147,948	$(18,705)	$168,075	$(63,449)	$234,203
Comprehensive income:
Net income	—	—	—	—	87,191	—	87,191
Additional minimum pension liability, net of tax	—	—	—	—	—	61,662	61,662
Foreign currency translation adjustment, net of tax	—	—	—	—	—	23,266	23,266
Total comprehensive income							172,119
Cash dividends	—	—	—	—	(12,667)	—	(12,667)
Repurchases of common stock	(150)	—	—	(4,272)	—	—	(4,272)
Issuances of common stock - employee stock purchase plan shares	228	—	405	5,850	—	—	6,255
Issuances of common stock - deferred stock units	181	—	721	4,553	—	—	5,274
Issuances of common stock to outside directors	14	—	21	356	—	—	377
Issuances of common stock - stock options	302	—	(3,845)	7,756	—	—	3,911
Business combination with WWLLP	9,091	91	238,627	—	—	—	238,718
Other business acquisition	93	—	172	2,328	—	—	2,500
Non-qualified stock option expense	—	—	307	—	—	—	307
Tax benefit of exercises of stock options	—	—	2,036	—	—	—	2,036

Balance at June 30, 2006	42,386	$425	$386,392	$(2,134)	$242,599	$21,479	$648,761

See accompanying notes to the
consolidated financial statements

WATSON WYATT & COMPANY HOLDINGS
Consolidated Statement of Changes in Stockholders’ Equity, continued
(Thousands of U.S. Dollars)

	Class A
	Common
	Stock
	Outstanding					Accumulated
	(number	Class A	Additional	Treasury		Other
	of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total

Cumulative adjustment to retained earnings for adoption of SAB 108, net of tax	—	—	—	—	(10,056)	—	(10,056)
Adoption of FAS 158, net of tax	—	—	—	—	—	(1,412)	(1,412)
Comprehensive income:
Net income	—	—	—	—	116,275	—	116,275
Additional minimum pension liability, net of tax	—	—	—	—	—	6,716	6,716
Foreign currency translation adjustment, net of tax	—	—	—	—	—	50,937	50,937
Total comprehensive income							173,928
Cash dividends declared	—	—	—	—	(12,717)	—	(12,717)
Repurchases of common stock	(1,083)	—	—	(48,303)	—	—	(48,303)
Issuance of common stock - WWN acquisition	252	3	11,274	99	—	—	11,376
Issuances of common stock - employee stock							—
purchase plan shares	151	—	93	6,089	—	—	6,182
Issuances of common stock - deferred stock
units and other	301	—	2,182	10,174	—	—	12,356
Issuances of common stock to outside directors	10	—	64	277	—	—	341
Issuances of common stock - stock options	282	—	(7,833)	11,547	—	—	3,714
Excess tax benefit of exercises of stock options and stock purchase plan	—	—	3,349	—	—	—	3,349

Balance at June 30, 2007	42,299	$428	$395,521	$(22,251)	$336,101	$77,720	$787,519

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

Reclassifications - Certain amounts previously presented have been reclassified to conform to the current presentation. See Note 12 and Note 13 for further information regarding these reclassifications.

Cash and Cash Equivalents - We consider short-term, highly-liquid investments with original maturities of 90 days or less to be cash equivalents.  All of our cash and short term investments at June 30, 2007 were deemed to be cash and cash equivalents.

Receivables from Clients - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at net realizable value less an allowance for unbillable amounts.

Revenue Recognition - Revenue includes fees primarily generated from consulting services provided.  We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.  The terms of our contracts with clients are fixed and determinable and may change based upon agreement by both parties. Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.

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

The company has developed various software programs and technologies that we provide to clients in connection with consulting services.  In most instances, such software is hosted and maintained by the company and ownership of the technology and rights to the related code remain with the company.  Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with the AICPA’s Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period.  As a result, we do not recognize revenue during the implementation phase of an engagement.

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

Foreign Currency Translation - Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the “Occupancy, communications and other” line of our Consolidated Statements of Operations.  Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.  Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year.  Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive income within stockholders’ equity in the Consolidated Balance Sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.

Fair Value of Financial Instruments - The carrying amount of our cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.  There were borrowings of $105 million and $30 million outstanding under our revolving credit agreement at June 30, 2007 and 2006, respectively.  There were no events of default that would require us to satisfy the guarantees described in Note 14.

Concentration of Credit Risk - Financial instruments that potentially subject the company to concentrations of credit risk consist principally of certain cash and cash equivalents, short-term investments and receivables from clients.  We invest our excess cash in financial instruments that are rated in the highest short-term rating category by major rating agencies such as Moody’s and Standard and Poor’s. Concentrations of credit risk with respect to receivables from clients are limited due to our large number of clients and their dispersion across many industries and geographic regions.

Incurred But Not Reported (IBNR) Claims - The company accrues for IBNR professional liability claims that are estimable and probable, and for which we have not yet contracted for insurance coverage.  This liability was $35.5 million and $33.9 million at June 30, 2007 and 2006, respectively.

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

During fiscal year 2005, the company elected to follow APB 25 in accounting for its share-based compensation plans, in accordance with FAS 123.  As a result, the company disclosed pro forma compensation cost as if the company had accounted for its share-based compensation plans using a fair value based method.

The table below reflects the effect on net income and earnings per share for fiscal year 2005, as if the company were to recognize compensation expense under the “fair-value-based method” of FAS 123.

2005

Net income, as reported	$52,162
Add: Stock-based compensation expense included in reported net income, net of related tax effects	241
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,411)
Pro forma net income	$50,992

Earnings per share:
Basic - as reported	$1.60
Basic - pro forma	$1.57

Diluted - as reported	$1.58
Diluted - pro forma	$1.55

During fiscal year 2007 and 2006, the company recognized compensation expense of $4.1 million or $0.09 per diluted share and $2.1 million, or $.05 per diluted share, respectively, in connection with our share-based compensation plans.  This does not include any expense related to the 2001 Deferred Stock Unit Plan for Selected Employees, as expense related to shares awarded under this plan is recorded as a component of the company’s accrual for discretionary compensation.

The total income tax benefit recognized in the income statement for the exercise of nonqualified stock options and the award of stock purchase plan shares was $3.3 million and $2.0 million for fiscal years 2007 and 2006, respectively, which has been reported in the Consolidated Statements of Cash Flows.

The company repurchases shares of common stock to offset potential dilution from shares issued in connection with the company’s share-based compensation plans.

Earnings per Share - The computation of basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock based compensation plan shares and employee stock purchase plan shares using the “treasury stock” method.  See Note 15 for identification of the components of basic and diluted earnings per share.  The diluted earnings per share calculation for fiscal years 2007 and 2006 assume that 1,950,000 contingent shares related to the WWLLP business combination had been issued as of the date of the WWLLP business combination.

Goodwill and Intangible Assets - Goodwill is not amortized but is reviewed for impairment during the fourth quarter of each fiscal year or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon a multiple of revenue for the reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment would be based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. The impairment expense would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The company does not believe the adoption of FAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the FASB published Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158), which is an amendment to FAS 87, “Employers’ Accounting for Pensions”; FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; and FAS 132(R), revision to FAS132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 and the transition method is prospective.  As a result, the company adopted the provisions of FAS 158 for the fiscal year ended June 30, 2007.  FAS 158 requires companies to recognize the funded status of each of the defined benefit pension and postretirement plans. Each over funded plan is recognized as an asset and each under funded plan is recognized as a liability.  The initial impact of the standard, due to unrecognized prior services costs and net actuarial gains and losses as well as subsequent changes in funded status, is recognized as a component of accumulated other comprehensive income which is included in total shareholders’ equity, net of applicable income tax.  Previous amounts recorded as additional minimum liabilities and related intangible assets are also reversed upon adoption of the new standard.  In accordance with FAS 158, the fiscal year 2006 accounting and related disclosures were not affected by the adoption of the new standard.

The table below summarizes the incremental effect of FAS 158 adoption on the individual line items in the company’s consolidated balance sheet at June 30, 2007:

	Pre-SFAS No. 158 Adoption	SFAS No. 158 Adjustments	Post-SFAS No. 158 Adoption

Net Deferred Income Taxes	57,650	3,448	61,098
Intangible pension asset	602	(602)	—
Prepaid Retirement Benefits	—	43,793	43,793
Current Retirement Benefits	7,975	1,851	9,826
Noncurrent Retirement Benefits	159,780	38,897	198,677
Additional Minimum liability (net of tax)	(6,716)	6,716	—
Unamortized Pension liability (net of tax)	—	(1,412)	(1,412)
Foreign Currency	—	589	589

The net unrealized loss of $1.2 million, the prior service credit of $1.9 million, and the transition obligation asset of $0.1 million results in a net decrease in expense of $0.8 million which will be amoritized from accumulated other comprehensive income into pension expense over the next fiscal year.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”(“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006 so it will be effective for the company in first quarter of fiscal year 2008, which begins on July 1, 2007.  The company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement” (“SAB 108”), which provides guidance on how companies should quantify financial statement misstatements.  SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current-year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements — the “rollover” approach and the “iron curtain” approach. The rollover approach quantifies a misstatement based on the amount of the misstatement originating in the current-year income statement. Thus, this approach ignores the effects of correcting the portion of the current-year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. SAB 108 permits companies to adjust for the cumulative effect of misstatements relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption.

Prior to the issuance of SAB 108, the company used the rollover method to evaluate the effects of misstatements that were not corrected at the end of the prior year but were determined to be immaterial individually and in the aggregate. The company adopted SAB 108 in the fourth quarter of fiscal year 2007 and performed an evaluation of prior year misstatements under the iron curtain method. The company concluded that a prior year misstatement would have been material under the iron curtain method.  Specifically, the practice by which we value work in process, resulted in the need for a material adjustment to the financial statements under the iron curtain method described above.  As a result, the company has elected, as allowed under SAB 108, to record the effect of initially applying this guidance by adjusting the carrying amount of the impacted accounts as of the beginning of fiscal year 2007 and recording an offsetting adjustment to the opening balance of retained earnings in fiscal year 2007.

The following table summarizes the SAB 108 cumulative effect adjustment as of July 1, 2006:

Retained Earnings Adjustment Recorded As of July 1, 2006 Decrease/(Increase) (In thousands) (1)
Valuation of unbilled receivables (2)	$9,184
Lease Incentives (3)	3,650
Stock-based compensation (4)	2,234
Associate expense (5)	1,750
Deferred taxes and taxes payable (6)	(6,762)
Retained Earnings (7)	$10,056

(1) We previously evaluated these misstatements utilizing the roll-over approach and concluded that they were insignificant individually and in the aggregate to all periods prior to April 1, 2007.  The entries below reflect the impact of recording these misstatements on the iron curtain method.

(2) Valuation of Unbilled Receivables - The company’s practice in North America associated with the valuation of unbilled receivables has historically been to adjust the net realizable value in conjunction with our billing process, which typically occurs in the month after the unbilled receivables are generated.  Thus, each accounting period has contained the valuation adjustments from the previous period, which has resulted in immaterial differences to our income statements over time.  The cumulative impact has resulted in an overstatement of our unbilled receivables that would be material to the company under the iron curtain approach.  In June 2007, the company corrected the unbilled receivables with an adjustment of $9.2 million, less an income tax effect of $3.7 million, to the beginning balance of retained earnings at July 1, 2006.

(3) Lease Incentives - In February 2005, the SEC clarified its view on accounting for leasehold incentives and indicated that the gross method, which requires that leasehold incentives be recorded separately and amortized over the life of the lease, was the only acceptable method of accounting for leasehold incentives. Prior to that time, the company had accounted for leasehold incentives by netting them into the related leasehold improvements (the net method). Effective March 1, 2005, the company changed its accounting with regards to leasehold incentives such that incentives associated with any new leases entered into after that date would be amortized separately over the life of the lease or the useful life, whichever is shorter.

Since the majority of the company’s leases were for terms in excess of the depreciable life of the leasehold improvements, the impact of our using the net method was that the benefits of the leasehold incentives were amortized into the income statement faster than they would have been if amortized over the full term of the leases. Thus at the time of the policy change, our deferred rent liability was understated by the amount of the incentives that had been prematurely amortized into income. In June 2007, the company corrected this liability with an adjustment of $3.7 million, less an income tax effect of $1.5 million, to the beginning balance of retained earnings at July 1, 2006.

(4) Stock-based Compensation – During the fourth quarter of fiscal year 2007, we determined that compensation expense and the related liability associated with one of our stock-based compensation plans had erroneously not been recorded for fiscal year 2006. In June 2007, the company corrected this liability with an adjustment of $2.2 million, less an income tax effect of $0.9 million, to the beginning balance of retained earnings at July 1, 2006.

(5) Associate Expenses - The company’s associates incur expenses on behalf of the company in fulfillment of their work responsibilities. Submission of these expenses to the company for reimbursement has historically lagged the actual expenditure, typically by a month. Thus, each accounting period has contained the associate expenses from the previous period, which has resulted in immaterial differences to our income statements over time. In June 2007, the company corrected this misstatement with an adjustment of $1.8 million, less an income tax effect of $0.7 million, to the beginning balance of retained earnings at July 1, 2006.

(6) Deferred Taxes and Taxes Payable – As a result of the misstatements previously described, we recorded an increase to deferred income tax as of July 1, 2006 with a corresponding offset to retained earnings to correct these misstatements.

(7) Retained Earnings – Represents the net reduction to retained earnings as of July 1, 2006, to reflect the initial application of SAB 108.

Certain of the adjustments included above also resulted in mistatements in the first three quarters of fiscal year 2007. We previously evaluated these misstatements utilizing the rollover approach and concluded that these errors were insignificant, individually and in the aggregate, to each of the first three quarters of fiscal 2007.

Note 2 - Business Combinations

Watson Wyatt Netherlands

On February 1, 2007, Watson Wyatt B.V., an indirect wholly-owned subsidiary of the company, acquired the net assets of Watson Wyatt Netherlands (WWN), its long-time alliance partner in the Netherlands. As of the date of the acquisition, WWN employed approximately 180 associates in five offices throughout the Netherlands. Revenues generated in calendar year 2006 were approximately $37 million (Euro 28 million). The financial results of WWN have been consolidated into the company’s financial statements since February 1, 2007.

WWN was established in 1945 as an actuarial firm and has extended its services from retirement consulting to incorporate legal aspects of employee benefits and investment consulting to a wide range of clients. The company and WWN had jointly offered services since 1999 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.

The purchase price of $58.5 million consisted of €34.3 million in cash, or $44.5 million, the issuance of 252,285 shares of the company’s common stock valued at $11.4 million, and transaction costs and investment elimination of $2.6 million. The shares paid were valued at $45.09 per share, which was the average of the closing market prices of the company’s stock over five business days beginning with two business days prior to the announcement date of January 3, 2007 and ending with the two business days following the announcement date. In connection with this acquisition, payment of up to an additional €8.0 million worth of Class A shares (approximately 220,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008. The contingent consideration is payable by Watson Wyatt Limited, an indirect wholly owned subsidiary of Watson Wyatt Worldwide, Inc., and the payment obligations are guaranteed by the company. If the contingent shares are issued they will be accounted for as additional goodwill. Pro forma information has not been provided as WWN is not deemed to be a material business combination.

Purchase Price Allocation

This business combination has been accounted for using the purchase method of accounting as prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), where the assets acquired and liabilities assumed are recorded at their respective fair values as of the business combination date. The company has determined the following preliminary fair values for the proportionate assets purchased and liabilities assumed. The determination of estimated fair value requires management to make significant estimates and assumptions.

	February 1, 2007
	(in thousands)
Total purchase price		$58,474
Less net assets acquired:
Customer related intangibles	18,671
Non-compete agreements	596
Client receivables and unbilled revenue	7,519
Fixed assets	2,066
Other assets	1,904
Liabilities	(3,482)

Net assets acquired		27,274
Goodwill		$31,200

The allocation of the purchase price resulted in the allocation of $31.2 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits Group	$27,768
Human Capital Group	624
Investment Consulting Group	2,808
Allocation of goodwill to business segments	$31,200

The majority of the goodwill will be deductible for tax purposes in the Netherlands over a period not exceeding 10 years.

Watson Wyatt LLP

On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt LLP (“WWLLP”) (the “WWLLP business combination”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership. The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature. See Note 13 for further information regarding the related accounting and operating segments of the combined company. The financial results of WWLLP have been consolidated into the company’s financial statements since August 1, 2005.

The purchase price of $437.0 million consisted of £88.3 million in cash, or $156.1 million at the exchange rate in effect at July 31, 2005, the issuance of 9,090,571 shares of the company’s common stock valued at $238.7 million, transaction costs of $20.5 million and additional consideration including debt forgiveness and investment elimination. The shares paid were valued at $26.26 per share, which was the average of the closing market prices of the company’s stock over five business days beginning with two business days prior to the announcement date of January 18, 2005 and ending with the two business days following the announcement date. As of June 30, 2007, the contingencies associated with the payment of an additional 1,950,000 shares were met. As a result, these shares will be issued in fiscal year 2008. The issuance of these shares will be accounted for as additional goodwill.

Purchase Price Allocation

The WWLLP business combination has been accounted for using the purchase method of accounting as prescribed in FAS 141, where the assets acquired and liabilities assumed are recorded at their respective fair values as of the combination date. As of the combination date, the company determined the following estimated fair values for the proportionate assets purchased and liabilities assumed. The determination of estimated fair value requires management to make significant estimates and assumptions.

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

Hedge Treatment

During the third quarter of fiscal year 2005, the company entered into a foreign currency forward contract to offset the risk associated with the foreign exchange (British Pound) exposure inherent in the WWLLP business combination. The forward contract provided for the purchase of £88 million at a fixed price of $164.5 million, with a settlement date of July 29, 2005. In accordance with Statement of Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), as amended and interpreted, since the forward contract was associated with a business combination that is subject to the provisions of FAS 141 and the combination involves an equity method investment, the forward contract did not qualify for hedge accounting. As a result, changes in fair value associated with the forward contract were required to be recognized in the Consolidated Statement of Operations during the first quarter of fiscal year 2006. Consequently, a loss of $3.6 million was recognized during the first quarter of fiscal year 2006 in non-operating income.

Note 3 - Cash Flow Information

Net cash from operating activities in the Consolidated Statements of Cash Flows includes cash payments for the following:

	Year Ended June 30
	2007	2006	2005

Interest expense	$1,822	$3,822	$662
Income taxes	68,893	21,578	43,373

Note 4 - Investments in Affiliates

The company has historically worked with three affiliates: PCIC, as defined below, WWLLP and Watson Wyatt Holdings (Europe) Limited (“WWHE”). PCIC has been and continues to be an affiliate of the company during the three years ended June 30, 2007.

WWLLP and WWHE were historically the company’s principal affiliates through which we operated globally as alliance partners. However, as a result of the WWLLP business combination described in Note 2, WWLLP and WWHE ceased to be affiliates during fiscal year 2006 and began to be included in the company’s consolidated results from the effective date of the combination, July 31, 2005.  Thus, for fiscal year 2005 and for the first month of fiscal year 2006 (July 2005), the company’s investment in affiliates included our investments in WWLLP, WWHE and PCIC. Our investments in WWLLP and WWHE were eliminated in conjunction with the accounting for the WWLLP business combination. Starting August 1, 2005, the company’s investment in affiliates included PCIC alone. Our investments in PCIC were $3.1 million and $8.6 million as of June 30, 2007 and 2006, respectively. Our share of the results of our affiliates for the relevant times periods were recorded using the equity method of accounting and is reflected in the “Income from affiliates” line in the Consolidated Statements of Operations.

Combined summarized operating results (prior to distribution of profits) reported by the affiliates for the years ended June 30 are as follows:

	2007	2006	2005

Revenue	$36,394	$33,313	$495,264
Operating expenses	44,630	26,391	373,423

Income before taxes	(8,236)	6,922	121,841

Net income	$(5,436)	$4,568	$121,612

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

Capital contributions to PCIC are required when approved by a majority of its stockholders. From the time PCIC was organized through June 30, 2007, we have contributed $5.4 million in cash and have designated PCIC as the beneficiary on a total of $8.0 million of letters of credit. Our ownership interest in PCIC as of June 30, 2007 and 2006 was 34.15 percent for both periods. Management believes that the company’s maximum financial statement exposure to loss of its investment in PCIC as of June 30, 2007 is limited to the carrying value of the company’s investment in PCIC of $3.1 million, combined with letters of credit totaling $8.0 million for which PCIC has been designated as beneficiary, for a total maximum exposure of $11.1 million.

In July 2007, the Shareholders of PCIC approved a requirement for an additional capital contribution. As a result, the company contributed, in July 2007, an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit for which PCIC is designated as beneficiary by $2.6 million for a total maximum exposure as of July 2007 of $15.6 million. This capital contribution resulted in an increase in the company’s ownership percentage of PCIC from 34.15 percent to 36.43 percent.

Summarized balance sheet information for PCIC, whose year end is December 31, is as follows:

	December 31
	2006	2005

Current assets	$135,754	$98,011
Noncurrent assets	100,689	101,518

Total assets	$236,443	$199,529

Current liabilities	$24,323	$20,831
Noncurrent liabilities	193,513	155,107
Stockholders’ equity	18,607	23,591

Total liabilities and stockholders’ equity	$236,443	$199,529

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

The components of fixed assets are as follows:

	June 30
	2007	2006

Furniture, fixtures and equipment	$182,591	$189,650
Computer software	144,427	103,914
Leasehold improvements	73,738	67,574
	400,756	361,138
Less: accumulated depreciation and amortization	(228,609)	(213,400)

Fixed assets, net	$172,147	$147,738

Total unamortized computer software costs were $94.7 million and $76.7 million as of June 30, 2007 and 2006, respectively. Total amortization expense for computer software was $21.0 million, $12.9 million and $5.1 million for fiscal years 2007, 2006 and 2005, respectively.

Note 6 — Retirement Benefits

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the UK that cover approximately 85% of our associates. Under our plans in North America, benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service. Under our plan in the UK, benefits are based on the number of years of service and the associates’ compensation during the three years before leaving the plan. The non-qualified plan in North America provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement which is reflected in the balance sheet. The UK does not have a non-qualified plan. The measurement date for all plans is June 30.

The disclosures for the UK plan are shown separately because the amounts are material relative to North America plans and the assumptions used in the plan are significantly different than those used in the North America plans. The measurement date for the plan is June 30.

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

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost. The excess of net periodic pension cost over such contributions and direct benefit payments under non-qualified plan provisions is accrued by the company. The following table sets forth our projected pension contributions for fiscal year 2008, as well as the pension contributions to our various plans in fiscal years 2007 and 2006:

	2008 (Projected)	2007 (Actual)	2006 (Actual)
U.S.	$15,000	$15,000	$15,000
Canada	3,000	2,488	2,747
U.K.	20,000	12,036	11,039

The fair value of plan assets is based on the market value of domestic equity, international equity and fixed income securities that are in the pension portfolio, which vary by country. To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.

The assumptions used in the valuation for the North America plans, included the following at the end of the past three fiscal years:

	Year Ended June 30
	2007	2006	2005

Discount rate, Projected Benefit Obligation	6.25%	6.25%	5.25%
Discount rate, Net Periodic Benefit Cost	6.25%	5.25%	6.25%
Expected long-term rate of return on assets	8.75%	8.75%	9.00%
Rate of increase in compensation, PBO	3.84%	3.84%	3.34%
Rate of increase in compensation, Net Periodic Benefit Cost	3.84%	3.34%	3.34%

The 6.25 percent discount rate assumption used at the end of fiscal year 2007 and 2006 represents a 100 basis point increase from the 5.25 percent discount rate used at the end of fiscal year 2005. The company’s 2006 and 2007 discount rate assumption was determined by matching future pension benefit payments with expected future AA bond yields for the same periods.

The expected long-term rate of return on assets assumption of 8.75 percent per annum used in fiscal years 2007 and 2006 represents a 25 basis point decrease from the 9.0 percent rate utilized in fiscal years 2005. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed in fiscal year 2006 by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments. A similar analysis was performed in fiscal year 2007 to validate the rate remaining at 8.75 percent. The investment makeup is heavily weighted towards equities. The return on assets for fiscal year 2007 was 17.3 percent, compared to a return of 9.4 percent for fiscal year 2006.

The following assumptions were used at June 30, 2007 and 2006, and July 31, 2005, or the date of the WWLLP business combination and the valuation of our U.K. plan:

	June 30, 2007	June 30, 2006	July 31, 2005
Discount rate	5.80%	5.10%	5.00%

Expected long-term rate of return on assets	5.69%	5.63%	5.63%

Rate of increase in compensation levels	4.95%	4.75%	4.75%

The 5.80 percent discount rate assumption used at the end of fiscal year 2007 represents a 70 basis point increase over the rate used at fiscal year 2006 and an 80 basis point increase over the discount rate at July 31, 2005. The discount rate is set in relation to yields on AA European corporate bonds at the measurement date and this change reflects the increase in yields between these two dates.

The expected long-term rate of return on assets assumption remained 5.69 percent per annum for fiscal year 2007. The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds. The actual return on assets through fiscal year 2007 was 16.4 percent compared to 7.8 percent for fiscal year 2006.

Net periodic pension cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30, 2007		Year Ended June 30, 2006		Year Ended June 30, 2005
	North America	U.K.	North America	U.K.	North America

Service cost	$26,275	$13,461	$29,423	$11,007	$24,280
Interest cost	40,159	18,061	36,811	14,319	34,368
Expected return on plan assets	(46,845)	(18,123)	(43,824)	(13,717)	(40,252)
Amortization of transition obligation	(39)	—	(38)	—	(36)
Amortization of net unrecognized losses/(gains)	8,594	(555)	16,155	294	6,989
Amortization of prior service cost	(2,934)	754	(1,718)	11	(2,161)

Net periodic pension cost	$25,210	$13,598	$36,809	$11,914	$23,188

In March 2006, the company amended its pension plan to remove long-term disability benefits from the plan effective July 1, 2006. These benefits will thereafter be provided through an insurance provider. Given the significance of this amendment, the company remeasured the pension plan effective March 31, 2006. The remeasurement caused pension expense to decrease by $4.0 million during the fourth quarter of fiscal year 2006.

The following table provides a reconciliation of the changes in the qualified plans projected benefit obligations and fair value of assets for the years ended June 30, 2007 and 2006, and a statement of funded status as of June 30, 2007 and 2006.

	June 30, 2007		June 30, 2006
	North America	U.K.	North America	U.K.
Change in Benefit Obligation
Benefit obligation at beginning of year	$561,566	$344,862	$603,616	$312,481
Service cost	20,995	13,461	23,422	11,007
Interest cost	35,076	18,061	31,759	14,319
Actuarial (gains)/losses	27,004	(38,010)	(70,849)	(1,330)
Benefit payments	(20,154)	(5,862)	(17,725)	(3,869)
Change in assumptions	4,302	—	(1,484)	—
Settlements	305	—	305	—
Plan amendments & other	—	1,731	(11,999)	1,380
Foreign currency adjustment	2,944	28,960	4,521	10,874
Benefit obligation at end of year	$632,038	$363,203	$561,566	$344,862

Change in Plan Assets
Fair value of plan assets, beginning of year	$541,237	$294,153	$491,989	$254,513
Actual return on plan assets	98,988	14,646	44,524	21,742
Company contributions	16,273	23,339	17,747	11,039
Benefit payments	(20,154)	(5,862)	(17,725)	(3,869)
Participant contributions	—	1,672	—	1,380
Foreign currency adjustment	3,034	26,462	4,702	9,348
Fair value of plan assets, end of year	$639,378	$354,410	$541,237	$294,153

Reconciliation of Accrued Obligation and Total Amounts Recognized
Funded status at end of year	$7,340	$(8,793)	$(20,329)	$(50,709)
Unrecognized prior service cost	—	—	(17,904)	115
Unrecognized net loss/(gain)	—	—	84,819	(675)
Unrecognized transition obligation/(asset)	—	—	(214)	—
Net Amount Recognized	$7,340	$(8,793)	$46,372	$(51,269)
Accrued benefit liability	(16,195)	—	—	(9,154)
Prepaid benefit/Intangible asset	(24,466)	32,373	—	115
Accumulated other comprehensive income	40,661	(32,373)	—	9,039
Net Amounts Recognized	$7,340	$(8,793)	$46,372	$(51,269)

The following table provides a reconciliation of the changes in the North American non-qualified plans projected benefit obligations for the years ended June 30, 2007 and 2006, and a statement of funded status as of June 30, 2007 and 2006:

	June 30,
	2007	2006
	Non- Qualified	Non- Qualified
Change in Benefit Obligation
Benefit obligation, beginning of year	$96,789	$92,613
Service cost	5,280	6,001
Interest cost	5,084	5,052
Actuarial losses	166	3,999
Benefit payments	(1,350)	(9,574)
Change in assumptions	613	132
Settlements	(11,015)	—
Plan Amendments	3,748	(2,972)
Foreign currency adjustment	644	1,538
Benefit obligation, end of year	$99,959	$96,789

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	12,364	9,574
Benefit payments	(12,364)	(9,574)
Participant contributions	—	—
Foreign currency adjustment	—	—
Fair value of plan assets, end of year	$—	$—

Reconciliation of Accrued Obligation and Total Amounts Recognized
Funded status at end of year	$(99,959)	$(96,789)
Unrecognized prior service cost	—	(5,826)
Unrecognized net loss/(gain)	—	10,664
Unrecognized transition obligation/(asset)	—	115
Net Amount Recognized	$(99,959)	$(91,836)
Accrued benefit liability	(8,651)	(1,244)
Intangible assets	—	456
Accumulated other comprehensive income	8,651	788
Net Amounts Recognized	$(99,959)	$(91,836)

In fiscal year 2006, the unrecognized prior service cost represents the cumulative prior service costs and benefits from amendments to the postretirement plan which has not yet been recognized in the financial statements. Previous amendments are being amortized and included in the net periodic postretirement benefit costs over the average remaining service period of participating employees, which is approximately eight years. The company adopted SFAS 158 for fiscal year ending 2007 which required the recognition of the funded status of each of the defined benefit pension plans therefore eliminating unrecognized differences.

All qualified plans in North America and U.K. each had assets greater than the accumulated benefit obligation. The non-qualified amounts reflect only the U.S. and Canadian plans and are unfunded.

	June 30,
	2007	2006
	Non- Qualified	Non- Qualified
Projected Benefit Obligation	$99,959	$96,789
Accumulated Benefit Obligation	79,099	74,454
Fair value of plan assets	—	—

The following table, and the narrative that follows, provide information relating to the weighted-average asset allocations at June 30, 2007 and 2006 and the investment strategy for the company’s U.S. and U.K. defined benefit pension plan, which comprises the majority of our define benefit pension plans:

	North America Plan Assets at June 30,		U.K. Plan Assets at June 30,
	2007	2006	2007	2006
Asset Category
Equity securities	64.9%	73.7%	33.0%	26.0%
Debt securities	33.8%	26.0%	57.0%	57.0%
Real estate	0.0%	0.0%	9.0%	14.0%
Other	1.3%	0.3%	1.0%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

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

The expected return on assets assumption is developed in conjunction with advisors and using the company’s asset model that reflects a combination of rigorous historical analysis and the forward looking views of the financial markets as revealed through the yield on long-term bonds, the price earnings ratios of the major stock market indices and long-term inflation. Amounts are tested for reasonableness against their historical averages. The actual return on assets for the U.S. plan in fiscal year 2007 was 17.3 percent, compared to a return of 9.4 percent in fiscal year 2006. The actual return on assets for the U.K. plan in fiscal year 2007 was 16.4 percent, compared to a return of 7.8 percent in fiscal year 2006.

Benefit payments for our defined benefit pension plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Benefit Payments
Fiscal Year	North America	U.K.	Total
2008	$26,629	$5,422	$32,051
2009	28,691	5,823	34,514
2010	30,731	6,225	36,956
2011	32,897	6,627	39,524
2012	34,691	7,229	41,920
Years 2013-2017	215,793	45,986	261,779
	$369,432	$77,312	$446,744

In fiscal year 2006, the rise in interest rates was the principal reason for the decrease in our accumulated benefit obligation, resulting in plan assets becoming greater than the accumulated benefit obligation for the U.S. pension plans. As a result, the company is no longer required to record a minimum pension liability. Elimination of the prior year’s minimum pension liability resulted in a decrease in the pension liability of $103.7 million, a reduction in the charge to Stockholders’ Equity of $61.3 million (reflected in accumulated other comprehensive income) and a decrease in deferred tax assets of $42.4 million as of June 30, 2006. Our Canadian non-qualified plan liability recorded in the financial statements remained less than its accumulated benefit obligation, although the amount of the difference decreased in fiscal year 2006, resulting in a decrease in the pension liability of $0.8 million, a decrease in intangible assets of $0.1 million, a reduction in the charge to Stockholders’ Equity of $0.4 million (reflected in accumulated other comprehensive income) and a decrease in deferred tax assets of $0.3 million. The value of the assets held in the historical pension plan in the U.K. remained below the accumulated benefit obligation, resulting in the accumulated benefit obligation remaining greater than the value of the plan assets for U.K. historical pension plan. Our historical U.K. plan currently has an additional minimum pension liability recorded of $9.0 million at June 30, 2006. Our Canadian and Hong Kong qualified pension plan assets were greater than their associated accumulated benefit obligations as of June 30, 2006 and thus did not require the recording of additional minimum pension liabilities in either period.

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates. The company provides a match to employee contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. The company will also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year. The company contributed $3.5 million, $3.4 million, and $3.0 million in fiscal years 2007, 2006, and 2005 respectively.

We also sponsor a Canadian Separation Allowance Plan (CSAP) that provides retirement benefits to substantially all Canadian associates. The CSAP is an unfunded benefit plan; as such, the amounts due to associates are recorded as a liability in the Consolidated Balance Sheets of the company. CSAP expense for fiscal years 2007, 2006 and 2005 amounted to $0.2 million each year.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history. The liability totaled $1.8 million at June 30, 2007 and $2.3 million at June 30, 2006, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

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

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following over the past three fiscal years:

	Year Ended June 30,
	2007	2006	2005

Health care cost trend, accumulated benefit obligation:
Pre-65 benefits (decreasing to 5.00% for 2010 and thereafter)	8.00%	9.00%	10.00%
Post-65 benefits (decreasing to 5.00% for 2010 and thereafter)	9.00%	9.00%	10.00%
Discount rate, accumulated benefit obligation postretirement benefit	6.25%	6.25%	5.25%

Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating employees, which is approximately 16 years.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost in fiscal year 2007	$294	$(190)
Effect on accumulated postretirement benefit obligation as of June 30, 2007	2,447	(2,385)

Net periodic postretirement benefit cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30,
	2007	2006	2005

Service cost	$1,423	$1,703	$1,556
Interest cost	2,646	2,334	2,414
Amortization of transition obligation	—	—	77
Amortization of net unrecognized losses/(gains)	(395)	5	(362)
Amortization of prior service cost	(661)	(660)	(659)
Net periodic postretirement benefit cost	$3,013	$3,382	$3,026

The following table provides a reconciliation of the changes in the postretirement plan projected benefit obligations and fair value of assets for the years ended June 30, 2007and 2006 and a statement of funded status as of June 30, 2007and 2006:

	June 30,
	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$43,596	$42,046
Service cost	1,423	1,703
Interest cost	2,646	2,334
Participant contributions	1,887	1,613
Actuarial losses/(gains)	38	(1,710)
Benefit payments	(3,551)	(3,332)
Other	1,535	—
Foreign currency adjustment	638	942
Benefit obligation, end of year	$48,212	$43,596

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Company contributions	1,664	1,719
Participant contributions	1,887	1,613
Benefit payments	(3,551)	(3,332)
Fair value of plan assets, end of year	$—	$—

Reconciliation of Accrued Obligation and Total Amounts Recognized
Funded status at end of year	$(48,212)	$(43,596)
Unrecognized prior service cost	—	(5,506)
Unrecognized net gain	—	(7,874)
Unrecognized transition obligation	—	—
Net Accrued Postretirement Liability	$(48,212)	$(56,976)
Reduction of accrued benefit liability	10,622	—
Accumulated other comprehensive income	(10,622)	—
Net Accrued Postretirement Liability	$(48,212)	$(56,976)

In fiscal year 2006, the unrecognized prior service cost represents the cumulative prior service costs and benefits from amendments to the postretirement plan which has not yet been recognized in the financial statements. Previous amendments are being amortized and included in the net periodic postretirement benefit costs over the average remaining service period of participating employees, which is approximately eight years. The company adopted SFAS 158 for fiscal year ending 2007 which required the recognition of the funded status of each of the defined benefit pension plans therefore eliminating unrecognized differences.

The following benefit payments for our postretirement plan, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Benefit Payments

2008	$2,957
2009	3,019
2010	3,122
2011	3,217
2012	3,334
Years 2013-2017	17,621
$33,270

Based on the Financial Accounting Standards Board Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (FAS 106-2), plans meeting the definition of actuarial equivalence can begin to reflect drug subsidies that will be provided in 2006 under Medicare (Part D). The liabilities determined as of June 30, 2007 and 2006 for disclosure purposes reflect these changes. The adoption of FAS 106-2 did not have a material effect on liabilities above.

Note 7 - Accounts Payable and Accrued Liabilities, Including Discretionary Compensation

Accounts payable and accrued liabilities consist of:

	June 30
	2007	2006

Accounts payable and accrued liabilities	$63,052	$88,157
Accrued salaries and bonuses	149,424	116,633
Current portion of defined benefit retirement plans and postretirement benefits other than pensions	9,826	13,299
Accrued vacation	28,147	25,095
Advance billings deferred revenue	49,754	42,053
Dividends payable	3,143	3,159
Total accounts payable and accrued liabilities	$303,346	$288,396

Note 8 - Leases

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years. We have entered into sublease agreements for some of our excess leased space. Rental expense was $81.8 million, $74.8 million, and $51.8 million for fiscal years 2007, 2006 and 2005, respectively, inclusive of operating expenses related to such space and equipment. Sublease income was $1.1 million and $0.7 million for fiscal years 2007 and 2006. There was no sublease income in fiscal year 2005.

Future minimum lease payments for Watson Wyatt’s operating lease commitments net of anticipated cash inflows for sublease income are:

Fiscal	Lease
Year	Commitments

2008	$47,677
2009	44,229
2010	38,853
2011	35,774
2012	31,669
Thereafter	93,899
Total	$292,101

We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.

Note 9 - Line of Credit

The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million. Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement. We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility. On June 29, 2007, the company accessed $105 million under its credit facility in anticipation of closing the Heissmann Acquisition. As of June 30, 2007 and 2006, the company had $105 million and $30 million, respectively, outstanding under the facility. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements for minimum net worth, which potentially act to restrict dividends, cash flow leverage ratio and a fixed coverage charge) and is collateralized with a pledge of stock of material subsidiaries. We were in compliance with all covenants under the credit facility as of June 30, 2007. This facility is scheduled to mature on June 30, 2010. See Note 19 for additional information related to the Heissmann Acquisition.

A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $10.6 million of the facility was unavailable for operating needs as of June 30, 2007. We are also charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

The company has also provided a $5.0 million Australian dollar-denomoninated letter of credit (US $4.2 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

Note 10 - Employee Stock Plans and Equity

Share-based Compensation Plans

The company has four share-based compensation plans, which are described below. These compensation plans include the 2001 Employee Stock Purchase Plan, 2001 Deferred Stock Unit Plan for Selected Employees, Amended Compensation Plan for Outside Directors and the 2000 Long-Term Incentive Plan. All four plans have been approved by stockholders.

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

As a result of the changes to the Stock Purchase Plan discussed above, the company was not required to recognize compensation expense due to the award of shares under the Stock Purchase Plan during fiscal year 2007 or 2006. During fiscal year 2005, the company disclosed pro forma compensation cost resulting from the 15% discount, which approximated fair value. Approximately 150,000 shares, 200,000 shares and 350,000 shares were issued under this plan during fiscal year 2007, 2006 and 2005 respectively.

2001 Deferred Stock Unit Plan for Selected Employees

Deferred Stock Units - In November 2001, the 2001 Deferred Stock Unit Plan for Selected Employees (the “Stock Unit Plan”) was approved at the annual meeting of stockholders. The Stock Unit Plan is intended to provide senior associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of deferred stock units, in lieu of a portion of their annual fiscal year end bonus, typically paid in September of each year. Each stock unit represents one share of common stock at the market price on the date of grant. The total number of shares authorized for issuance in payment of deferred stock units under the Stock Unit Plan is 2,700,000 shares.

Deferred stock units have been granted annually since September 2002 and have vested immediately in each year. Vesting of future awards is at the discretion of the company, with such determination being made prior to issuance of the deferred stock units.

During fiscal year 2007, 300,552 shares of common stock, at an average market price of $40.48, were awarded for a total fair value of $12.4 million. During fiscal year 2006, approximately 181,000 shares of common stock, at a market price of $29.14 were awarded for a total fair value of $5.3 million. In fiscal year 2005, 151,610 shares of common stock, at a market price of $26.68 were awarded, for a total fair value of $4.0 million.

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

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the fiscal year-end prior to grant.  Participants may vest between zero and 170% of the target number of deferred stock units based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period.  For the fiscal years 2005 through 2007 performance period, the vesting criteria are based upon earnings per share growth and the change in market penetration and cross-selling ratios. For the fiscal year 2006 through 2008 and the 2007 through 2009 performance periods, the vesting criteria are based upon growth in earnings per share and revenue.

Compensation expenses of $3.8 million and $1.4 million was recorded pursuant to this plan during fiscal year 2007 and 2006, respectively. Expenses for this plan are recognized when awards are both probable and reasonably estimable. The compensation expense associated with these plans is recognized as a component of salaries and employee benefits.

The table below presents share activity and weighted average fair values for fiscal year 2007:

	Number of	Weighted Average
	Shares	Fair Value
	(in 000’s)

Nonvested at June 30, 2006	287	$26.08
Granted	117	35.14
Vested	(126)	26.65
Forfeited	—	—

Nonvested at June 30, 2007	278	$29.64

The weighted average grant date fair value of shares granted during fiscal year 2007, 2006 and 2005 were $4.1 million, $4.1 million and $3.4 million, respectively. No shares vested during 2006 or 2005.
Amended Compensation Plan for Outside Directors

In November 2001, the Board of Directors approved the Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) which provides for the cash and stock compensation of outside Directors. Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly, at the completed quarter-end share price (which approximates fair value), for services provided during the preceding quarter. The total number of shares reserved for issuance under the Outside Director’s Plan is 150,000.

During fiscal year 2007, 10,000 shares of common stock were awarded for a total fair value of $0.3 million. During fiscal year 2006, 14,000 shares of common stock were awarded for a total fair value of $0.4 million. In fiscal year 2005, 8,000 shares of common stock were awarded for a total fair value of $0.2 million.

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

As discussed above, during fiscal year 2005, the company elected to follow APB 25 in accounting for its Stock Option Plan, in accordance with FAS 123. As a result, in fiscal year 2005 the company disclosed pro forma compensation cost of $0.9 million related to nonqualified stock options. Compensation expense of $0.1 million and $0.3 million was recorded pursuant to the Stock Option Plan for fiscal year 2007 and 2006, respectively.

The table below presents stock option activity and weighted average exercise prices for fiscal year 2007:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
	(in 000’s)

Outstanding at June 30, 2006	544	$13.65
Granted	—	—
Exercised	(283)	13.12
Forfeited	(34)	13.35
Expired	—	—

Outstanding at June 30, 2007	227	$14.14	0.4
Exercisable Options at June 30, 2007	227		0.4

The total fair value of options vested during fiscal year 2007 and 2006 was less than $100,000 in fiscal year 2007 and $1.0 million in fiscal year 2006. Cash received from the exercise of nonqualifed stock options for fiscal year 2007 was $3.7 million.

Note 11 - Goodwill and Intangible Assets

The increases in goodwill and intangible assets outlined below for the fiscal year ended June 30, 2007 are principally attributable to the WWN business acquisition during the third quarter.  See Note 2 for further details regarding our business combinations.  The carrying amount of goodwill for the fiscal years ended June 30, 2007 and 2006, are as follows:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	All Other	Total

Balance as of June 30, 2006	$167,538	$43,168	$18,990	$38,780	$54,351	$1,214	$324,041
Goodwill acquired during the year and contingent payments	28,003	—	2,198	2,808	—	—	33,009
Impairment losses	—	—	—	—	—	—	—
Translation adjustment	12,912	3,494	1,617	3,309	4,554	—	25,886
Balance as of June 30, 2007	$208,453	$46,662	$22,805	$44,897	$58,905	$1,214	$382,936

The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2007 and 2006:

	Trademark & trade name	Customer related intangible	Core/developed technology	Non-compete agreements	Pension		Total
Balance as of June 30, 2006	$112,966	$58,546	$14,973	$21	$569		$187,075
Intangible assets acquired during the year	—	18,671	—	596	—		19,267
Reversal of additional minimum liability	—	—	—	—	(569	)(1)	(569)
Amortization expense		(6,176)	(3,864)	(105)	—		(10,145)
Translation adjustment	9,700	5,229	1,147	11	—		16,087
Balance as of June 30, 2007	$122,666	$76,270	$12,256	$523	$—		$211,715

(1) Reversal based on adoption of FAS 158.

The following table reflects the carrying value of intangible assets at June 30, 2007 and 2006:

	Fiscal year 2007		Fiscal year 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets and intangible pension assets:
Trademark & trade name	$122,666	$—	$112,966	$—
Customer related intangibles	85,064	8,794	64,210	5,664
Core/developed technology	17,935	5,679	18,443	3,470
Non-compete	1,028	505	672	651
Intangible pension asset	—	—	569	—
Total intangible assets and intangible pension asset	$226,693	$14,978	$196,860	$9,785

A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles, core/developed technology and the intangible pension asset reflects foreign currency translation adjustments between June 30, 2006 and June 30, 2007.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The company amortizes its intangible assets using the straight-line method over their estimated useful lives as follows: customer related intangibles, 12 years; core/developed technology, 5 years; non-compete agreements, 3 years.  Certain trade-mark and trade-name intangibles purchased as part of the WWLLP combination in fiscal year 2005 have indefinite useful lives and are not amortized.

The weighted average remaining life of amortizable intangible assets at June 30, 2007, was 9.4 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30	Amount
2008	$11,505
2009	11,505
2010	11,420
2011	7,658
2012	7,326
Thereafter	39,635
Total estimated amortization expense	$89,049

Note 12 - Income Taxes

The components of the income tax provision for continuing operations include:

	Year Ended June 30
	2007	2006	2005

Current tax (benefit) expense:
U.S.	$40,485	$(1,112)	$21,917
State and local	5,439	1,402	4,221
Foreign	17,352	12,371	7,587
	63,276	12,661	33,725
Deferred tax (benefit) expense:
U.S.	(10,585)	23,297	(1,151)
State and local	(835)	5,166	(156)
Foreign	8,337	4,461	(1,115)
	(3,083)	32,924	(2,422)
Total provision for income taxes	$60,193	$45,585	$31,303

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.  The company recognizes deferred tax assets if it is more likely than not that a benefit will be realized. Prior period amounts have been reclassified to conform to the current classification.

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2007, and June 30, 2006, are comprised of the following:

	June 30
	2007	2006

Prepaid	$(1,422)	$(1,339)
Depreciation and amortization	(31,103)	(16,462)
Goodwill	(6,926)	(4,268)
Change in accounting method	—	(40)
Other	(4,905)	(1,673)
Gross deferred tax liabilities	(44,356)	(23,782)

Accrued retirement benefits	61,098	63,789
Deferred rent	6,924	5,488
Other	7,762	9,317
Foreign net operating loss carryforwards	9,084	17,990
Share based compensation	1,433	123
Accrued liability	20,135	15,335
Capitalized expenditure	866	941
Accrued compensation	7,966	475
Deferred revenue	17,046	4,501
Gross deferred tax assets	132,314	117,959
Deferred tax assets valuation allowance	(9,826)	(23,841)
Net deferred tax asset	$78,132	$70,336

At June 30, 2007, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $48.9 million of which $38.4 million can be indefinitely carried forward under local statutes.  The remaining foreign loss carryforwards will expire, if unused, in varying amounts from 2008 through 2014.  The valuation allowance includes the tax effect of foreign net operating loss carryforwards of $9.1 million and the tax effect of certain foreign temporary expenses of $0.7 million.

The company maintains a valuation allowance of $9.8 million and $23.8 million at June 30, 2007 and 2006, respectively, against certain of its deferred tax assets, as it is more likely than not that they will not be fully realized. The principal components of the deferred tax assets for which a valuation allowance has been established  include certain foreign country net operating loss carry-forwards and deferred foreign expenses.

The net change in the valuation allowance of $14.0 million in fiscal year 2007 and $1.1 million in fiscal year 2006 is due to the release of valuation allowance in foreign jurisdictions, the tax effect of the change in foreign net operating losses and deferred foreign expense, and the reclassification of deferred tax assets for foreign branches.

The domestic and foreign components of income from continuing operations before income taxes for each of the three years ended June 30 are as follows:

	2007	2006	2005

Domestic	$97,241	$73,672	$69,003
Foreign	79,229	58,031	13,696

	$176,470	$131,703	$82,699

The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely.  These earnings relate to ongoing operations and at June 30, 2007 were approximately $153 million.  Due to the availability of U.S. foreign tax credits, it is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings were not reinvested indefinitely.  Deferred taxes have been provided for the portion of earnings of foreign subsidiaries which the company plans to remit.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate.  The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30
	2007	2006	2005

Tax provision at U.S. federal statutory tax rate of 35 percent	$61,764	$46,096	$28,944
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(5,678)	(5,974)	1,110
State income taxes, net of federal tax effect	4,604	4,720	1,787
Non-deductible expenses	5,999	6,205	(782)
Tax credits	(8,338)	(2,812)	(443)
Other	1,842	(2,650)	687

Income tax provision	$60,193	$45,585	$31,303

Note 13 - Segment Information

Watson Wyatt is organized and managed through a matrix form of organization. Beginning fiscal year 2007, the Asia-Pacific and Latin America operations have been reported on a practice basis and are included in our operating segments listed below. We now have five reportable operating segments or practice areas as follows:

(1)	Benefits Group
(2)	Technology and Administration Solutions Group
(3)	Human Capital Group
(4)	Investment Consulting Group
(5)	Insurance & Financial Services Group

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

The table below presents specified information about reported segments as of and for the year ended June 30, 2007:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$820,806	$157,516	$169,845	$128,720	$113,676	$1,390,563
Net operating income	222,021	36,663	24,052	39,269	18,985	340,990
Interest expense	3,352	425	506	369	555	5,207
Depreciation & Amortization	11,118	14,108	2,695	830	796	29,547
Receivables	228,284	15,616	40,516	27,427	31,959	343,802

The table below presents specified information about reported segments as of and for the year ended June 30, 2006. As a result, it includes the consolidated results from the acquired businesses since July 31, 2005, as now held by Watson Wyatt Limited:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$725,630	$132,805	$146,111	$86,462	$91,987	$1,182,995
Net operating income	186,463	31,539	12,796	12,622	18,161	261,581
Interest expense	2,618	321	559	198	252	3,948
Depreciation & Amortization	13,267	9,615	2,848	1,578	1,413	28,721
Receivables	194,014	16,709	37,355	19,088	26,992	294,158

The table below presents specified information about reported segments as of and for the year ended June 30, 2005.  As a result, it does not include results from Watson Wyatt Limited since the combination was not completed until July 31, 2005:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$459,186	$67,941	$89,864	$30,307	$—	$647,298
Net operating income	105,281	7,429	11,888	2,411	—	127,009
Interest expense	1,008	137	110	62	—	1,317
Depreciation & Amortization	9,434	1,830	2,072	731	—	14,067
Receivables	114,292	5,345	20,602	6,470	—	146,709

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	Year Ended June 30,
	2007	2006	2005

Revenue:
Total segment revenue	$1,390,563	$1,182,995	$647,298
Reimbursable expenses not included in segment revenue	58,164	51,925	37,941
All other segments	41,104	40,431	46,520
Other, net	(3,308)	(3,540)	5,662
Consolidated revenue	$1,486,523	$1,271,811	$737,421

Net Operating Income:
Total segment income	$340,990	$261,581	$127,009
Income from affiliates	(5,500)	1,135	7,146
Differences in allocation methods for depreciation, G&A, pension and medical costs (1)	(9,422)	(4,694)	3,538
Interest Expense	(1,581)	(4,093)	(661)
Loss on hedge	—	(3,602)	(4,807)
Other non-operating income/(loss)	178	1,521	(2,597)
Discretionary bonuses	(139,433)	(108,671)	(47,403)
All other segments	(6,108)	(5,321)	4,428
Other, net	(2,656)	(6,153)	(3,954)

Income from Continuing Operations Before Income Taxes	$176,468	$131,703	$82,699

Interest Expense:
Total segment expense	$5,207	$3,948	$1,317
All other segments	138	104	61
Differences in allocation method	(3,764)	41	(718)
Consolidated interest expense	$1,581	$4,093	$660

Depreciation & Amortization:
Total segment expense	$29,547	$28,721	$14,067
All other segments	8,757	2,631	2,704
Intangible asset amortization, not allocated to segments	10,145	8,155	311
Differences in allocation method and other	8,786	5,411	3,128
Consolidated depreciation and amortization expense	$57,235	$44,918	$20,210

Receivables:
Total segment receivables	$343,802	$294,158	$146,709
All other segments	6,689	5,030	6,407
Net valuation differences (2)	(13,664)	4,389	5,701
Total billed and unbilled receivables	336,827	303,577	158,817
Assets not reported by segment	1,192,882	936,782	459,862
Consolidated assets	$1,529,709	$1,240,359	$618,679

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

The following represents total revenue and long-lived assets information by geographic area as of and for the years ended June 30:

	Revenue			Long-lived Assets
	2007	2006	2005	2007	2006	2005

United States	$707,784	$649,109	$587,670	$174,369	$153,278	$112,424
United Kingdom	468,142	345,732	—	617,816	493,942	21,816
Rest of World	310,597	276,970	149,751	34,009	29,075	27,314
	$1,486,523	$1,271,811	$737,421	$826,194	$676,295	$161,554

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

Letters of Credit.  At June 30, 2007, the company has one outstanding letter of credit totaling $8.0 million under our existing credit facility to guarantee payment to beneficiaries in the event that the company fails to meet its financial obligations to these beneficiaries.  This letter of credit will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.  An additional letter of credit for $2.6 million was issued in July 2007 as an additional capital contribution to PCIC.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.2 million) to an Australian governmental agency as required by local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that probability of future usage is remote.

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

Wellspring Leases.  We continue to guarantee two leases for office premises for Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.  The last guaranteed lease will expire in November 2007.  Based on our analysis and the limited duration of the remaining lease obligations, the company no longer records an obligation, as the probability of any payment under these lease guarantees is remote.

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

Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company):  On July 23, 2004, we received a demand letter from Stroh’s counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth.  As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million.  The court granted in part and denied in part our motion for summary judgment, and an appeal to the Sixth Circuit Court of Appeals  is pending.

Department of Labor Investigation: On November 17, 2006, Watson Wyatt Investment Consulting Inc. (“WWIC”) received a subpoena from the United States Department of Labor (“DOL”) in connection with its investigation into the compensation of consultants and other investment advisers.  WWIC has responded to the subpoena and continues to cooperate with the DOL.

Government Inquiry into Executive Compensation Disclosure: On May 11, 2007, we received an “Information Request” from the House Oversight and Government Affairs Committee (the “Committee”). The Information Request asked Watson Wyatt to identify all clients in the 2007 Fortune 250 for which we provided executive compensation consulting in addition to any other services between 2002 and 2006. The letter also requested the disclosure of revenues from executive compensation consulting and from “other services”. The stated purpose of the request was for a better understanding of “concerns that a compensation consultant’s on-going business relationships with a company could compromise the independence of the advice consultants provide to the company’s board about executive compensation.” Identical requests were made to the CEO’s of at least five other consulting firms, all of which were posted on the Committee’s website. After contacting each affected client, we responded to the Information Request by its May 23, 2007 due date by identifying clients and revenues for those that consented to disclosure. On June 29, 2007, we received a subpoena from the Committee compelling the indentification of the remaining clients and revenues. We complied with the subpoena on July 10, 2007, after first providing final notice to all clients.

Note 15 - Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the year.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock-based compensation plan shares and employee stock purchase plan shares using the “treasury stock” method.  The components of basic and diluted earnings per share are as follows:

	Year Ended June 30
	2007	2006	2005

Income from continuing operations	$116,275	$86,118	$51,396
Income from discontinued operations	—	1,073	766
Net income	$116,275	$87,191	$52,162

Weighted average outstanding shares of common stock	42,413	41,393	32,541
Contingency Stock	1,950	1,787	—
Dilutive effect of employee stock options, stock-based compensation plan shares and employee stock purchase plan shares	321	117	304

Common stock and stock equivalents	44,684	43,297	32,845

Basic earnings per share
Income from continuing operations	$2.74	$2.08	$1.58
Income from discontinued operations	—	0.03	0.02
Basic earnings per share, net income	$2.74	$2.11	$1.60

Diluted earnings per share
Income from continuing operations	$2.60	$1.99	$1.56
Income from discontinued operations	—	0.02	0.02
Diluted earnings per share, net income	$2.60	$2.01	$1.58

There were no outstanding stock options for the years ended June 30, 2007, 2006, that were excluded because they would have been antidilutive, and in fiscal year 2005 there were 1,920 that were not included in the diluted earnings per share calculation because their effect would have been antidilutive. The diluted earnings per share calculation for fiscal years 2007 and 2006 assume that 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005.

Note 16 - Discontinued Operations

During the third quarter of fiscal years 2005 and 2006, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  The evaluations included an analysis of occupancy rates of Wellspring, along with an analysis of real estate market conditions in cities in which the leases exist and an assessment of probable future sublease income for these leases.  As a result of the analysis performed during fiscal years 2005 and 2006, the company reduced its accrual by $1.25 million and $1.75 million, respectively, less the associated income tax expenses.  Based on our analysis in fiscal year 2006, the Company no longer recorded an obligation as the probability of payment under the lease guarantees is remote.  Such adjustments are reflected in the Consolidated Statement of Operations for the third quarter of each fiscal year in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”

Note 17 – Restricted Shares.

In conjunction with our WWLLP business combination on July 31, 2005, we issued 9,090,571 Class A common shares, 4,749,797 of which were subject to contractual transfer restrictions.  Transfer restrictions expired on 2,339,761 of these shares on July 31, 2006 and expired on the remaining 2,410,036 shares on July 31, 2007.  At June 30, 2007,  the contingencies associated with the payment of an additional 1,950,000 Class A shares were met.  The company expects to issue these shares during fiscal year 2008. Sale of these shares will be restricted until July 31, 2009.

In conjunction with our acquisition of WWN on February 1, 2007, we issued 252,285 Class A common shares which were subject to contractual transfer restrictions.  Transfer restrictions will expire on 50% of these shares on each of February 1, 2008 and 2009.  The payment of up to an additional €8.0 million of Class A shares (approximately 220,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008.  Sale of these shares, if issued, will also be subject to contractual transfer restrictions that will expire on 50% of these shares on each of the first and second anniversaries of issuance of the shares.

See Note 2 of this report for further information regarding these acquisitions.

Note 18 - Quarterly Financial Data (unaudited)

Unaudited, summarized financial data by quarter for the years ended June 30, 2007 and 2006, is as follows (in thousands, except per share amounts):

	2007 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$336,004	$366,425	$395,598	$388,496
Income from operations	38,573	40,184	52,354	48,194
Income from continuing operations before income taxes	39,387	39,787	48,486	48,808
Income from continuing operations	24,814	25,994	33,834	31,633
Discontinued operations	—	—	—	—
Net income	24,814	25,994	33,834	31,633
Earnings per share: (a)
Continuing operations, basic	0.59	0.61	0.80	0.71
Continuing operations, diluted	0.56	0.58	0.76	0.71
Discontinued operations, basic	—	—	—	—
Discontinued operations, diluted	—	—	—	—
Net income, basic	0.59	0.61	0.80	0.71
Net income, diluted	0.56	0.58	0.76	0.71

	2006 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$265,886	$315,764	$343,072	$347,089
Income from operations	25,406	28,937	41,107	36,967
Income from continuing operations before income taxes	24,807	27,746	41,164	37,986
Income from continuing operations	13,892	17,175	29,336	25,715
Discontinued operations	9	8	1,045	11
Net income	13,901	17,183	30,381	25,726
Earnings per share: (a)
Continuing operations, basic	0.36	0.41	0.69	0.61
Continuing operations, diluted	0.36	0.41	0.69	0.58
Discontinued operations, basic	—	—	0.02	—
Discontinued operations, diluted	—	—	0.02	—
Net income, basic	0.36	0.41	0.71	0.60
Net income, diluted	0.36	0.41	0.71	0.58

(a)          The basic earnings per share calculation for fiscal year 2007 and the diluted earnings per share calculation for fiscal  years 2007 and 2006 assume that the 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005.

Note 19 - Subsequent Events

Heissmann Acquisition - On July 20, 2007, the company acquired the outstanding stock of Heissmann for €99 million in cash.  Heissmann is a leading actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France.  Annual revenue, including subsidiaries, was approximately $70 million (Euro 52 million) for their fiscal year ended March 31, 2007.

WisdomNet Acquisition - On July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock, including the payoff of $0.2 million of debt.  WisdomNet is a Denver-based talent management solution and consulting firm that was founded in 2001.  WisdomNet offers a proprietary line of business software products, including an end-to-end solution for managing organizations’ talent management processes.

PCIC Capital Contribution - In July 2007, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit associated with PCIC by $2.6 million.  As a result of this capital contribution, the company’s ownership percentage in PCIC increased from 34.15 percent to 36.43 percent.

WATSON WYATT WORLDWIDE, INC.

Schedule II

Valuation and Qualifying Accounts and Reserves

(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts		Additions Resulting From Acquisitions	Deductions	Balance at End of Year

Year Ended June 30, 2007
Allowance for uncollectible accounts	$3,678	$8,676	$—		$—	$(6,138)	$6,216

Allowance for unbillable accounts	5,348	2,335	—		—	—	7,683

Valuation allowance for deferred tax assets	23,841	—	(9,777	)(2)	—	(4,238)	9,826
Year Ended June 30, 2006

Allowance for uncollectible accounts	$2,114	$5,680	$—		$1,574	$(5,690)	$3,678

Allowance for unbillable accounts	700	(942)	—		5,590	—	5,348

Valuation allowance for deferred tax assets	13,549	—	—		11,386	(1,094)	23,841
Year Ended June 30, 2005
Allowance for uncollectible accounts	$1,241	$5,479	$—		$—	$(4,606)	$2,114

Allowance for unbillable accounts	730	(30)	—		—	—	700

Valuation allowance for deferred tax assets	10,887	—	2,662	(1)	—	—	13,549

(1)           The net (decrease)/increase is primarily due to the tax effect of the change in realizable foreign net operating losses and other foreign temporary differences.

(2)           The decrease is due to reclassification of the deferred tax assets for foreign branches.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt Worldwide, Inc.(16)
3.2	Amended and Restated Bylaws of Watson Wyatt Worldwide, Inc.(16)
4	Form of Certificate Representing Common Stock(1)
10.1	Amended and Restated Revolving Credit Agreement Among Suntrust Bank and Others dated July 11, 2005(9)
10.2	Senior Officer Deferred Compensation Plan(2)
10.3	2001 Deferred Stock Unit Plan for Selected Employees(16)
10.4	Amended Compensation Plan for Outside Directors(11)
10.5	Deed of Lease between Watson Wyatt & Company and Arlington Office, LLC, dated April 27, 2004(4)
10.6	Watson Wyatt & Company Performance Share Bonus Incentive Program(5)
10.7	First Amendment to Deed of Lease between Watson Wyatt & Company and Arlington Office L.L.C., dated April 22, 2005(6)
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

10.16	Watson Wyatt Incentive Compensation Plan 2005(15)
10.17	Form of Indemnification Agreement among Watson Wyatt & Company Holdings and each of its directors and Section 16 officers(11)
10.18	Amendment to the Credit Agreement Among Suntrust Bank and Others dated September 30, 2005(12)
10.19	First Amendment to Lease Between Watson Wyatt & Company and Arlington Office LLC dated November 14, 2005 (16)
10.20	FY06 Performance Share Bonus Incentive Program (14)
10.21	Trust Deed and Rules of the Watson Wyatt Share Incentive Plan 2005 (U.K.) (17)
10.22	Watson Wyatt Share Incentive Plan 2005 Deed of Amendment (U.K.) (17)
10.23	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme (17)
10.24	Share Purchase Plan 2005 (Spain) (17)
10.25	Watson Wyatt Worldwide, Inc. Performance Share Bonus Incentive Program FY07 (16)
10.26	Amendment to Credit Agreement Among Suntrust Bank and Others dated June 21, 2007 (13)
16	Letter re change in certifying accountant (18)
21	Subsidiaries of Watson Wyatt Worldwide, Inc.(13)
23	Consent of the Company’s Independent Registered Public Accounting Firm – Deloitte & Touche LLP(13)
23.1	Consent of the Company’s Independent Registered Public Accounting Firm – PricewaterhouseCoopers(13)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

(1)	Incorporated by reference from Registrant’s Form 8-K, filed on January 3, 2006
(2)	Incorporated by reference from Registrant’s Form 10-K, filed on August 20, 2001
(3)	Incorporated by reference from Registrant’s Form DEF14A, filed on October 17, 2006
(4)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004
(5)	Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2005
(6)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 10, 2005
(7)	Incorporated by reference from Registrant’s Form S-4 (File No. 33-3124629), filed on May 4, 2005
(8)	Incorporated by reference from Registrant’s Form S-4/A, Amendment No. 1 (File No. 33-3124629) filed on June 13, 2005
(9)	Incorporated by reference from Registrant’s Form 8-K, filed on July 14, 2005
(10)	Incorporated by reference from Registrant’s Form 8-K, filed on August 25, 2005
(11)	Incorporated by reference from Registrant’s Form 8-K, filed on October 4, 2005
(12)	Incorporated by reference from Registrant’s Form 10-Q, filed on November 9, 2005
(13)	Filed with this Form 10-K
(14)	Incorporated by reference from Registrant’s Form 8-K, filed on May 16, 2006
(15)	Incorporated by reference from Registrant’s Form 8-K, filed on November 17, 2005
(16)	Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2007
(17)	Incorporated by reference from Registrant’s Form 10-K, filed on September 1, 2006
(18)	Incorporated by reference from Registrant’s Form 8-K, filed on December 13, 2006