Form 10-Q
period 2007-09-30
Watson Wyatt Worldwide, Inc.
filed 2007-11-09
CIK 1103126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-16159

WATSON WYATT WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2211537 (I.R.S. Employer Identification No.)
901 N. Glebe Road Arlington, VA (Address of principal executive offices)	22203 (zip code)

(703) 258-8000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2007.

Class	Outstanding at October 31, 2007
Class A Common Stock, $.01 par value per share	42,491,769 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2007

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)
(Unaudited)

	Three months ended September 30,
	2007	2006
Revenue	$401,687	$336,004

Costs of providing services:
Salaries and employee benefits	219,363	185,595
Professional and subcontracted services	25,527	20,035
Occupancy, communications and other	43,925	40,951
General and administrative expenses	44,305	38,099
Depreciation and amortization	17,334	12,751

	350,454	297,431

Income from operations	51,233	38,573
Income/(loss) from affiliates	925	(229)
Interest income	1,844	1,450
Interest expense	(2,258)	(443)
Other non-operating income	89	36

Income before income taxes	51,833	39,387
Provision for income taxes	17,389	14,573

Net income	$34,444	$24,814

Earnings per share:
Net income—Basic	$0.81	$0.59

Net income—Diluted	$0.77	$0.56

Weighted average shares of common stock, basic (000)	42,288	42,396

Weighted average shares of common stock, diluted (000)	44,896	44,388

See accompanying notes to the condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	September 30, 2007	June 30, 2007
Assets
Cash and cash equivalents	$74,568	$248,186
Receivables from clients:
Billed, net of allowances of $8,833 and $6,216	229,707	227,130
Unbilled, at estimated net realizable value	142,297	109,697

	372,004	336,827
Other current assets	99,081	51,749

Total current assets	545,653	636,762
Fixed assets, net	178,560	172,147
Deferred income taxes	69,750	66,751
Goodwill	608,670	382,936
Intangible assets, net	246,275	211,715
Other assets	62,963	59,398

Total Assets	$1,711,871	$1,529,709

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$255,642	$303,346
Income taxes payable and deferred	7,888	7,062

Total current liabilities	263,530	310,408
Revolving credit facility	141,400	105,000
Accrued retirement benefits	225,274	198,677
Deferred rent and accrued lease losses	31,245	32,686
Contingency stock payable	98,436	—
Other noncurrent liabilities	102,800	95,419

Total Liabilities	862,685	742,190

Commitments and contingencies
Stockholders' Equity
Preferred Stock—No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock—$.01 par value:
99,000,000 shares authorized; 42,763,451 and 42,763,451 issued and 42,478,625 and 42,299,792 outstanding	428	428
Additional paid-in capital	398,765	395,521
Treasury stock, at cost—284,826 and 463,659 shares	(13,567)	(22,251)
Retained earnings	363,546	336,101
Accumulated other comprehensive income	100,014	77,720

Total Stockholders' Equity	849,186	787,519

Total Liabilities and Stockholders' Equity	$1,711,871	$1,529,709

See accompanying notes to the condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Three months ended September 30,
	2007	2006
	(Unaudited)
Cash flows used in operating activities:
Net income	$34,444	$24,814
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	4,124	3,772
Depreciation	13,554	10,460
Amortization of intangible assets	3,780	2,291
Provision for (benefit from) deferred income taxes	1,698	(4,883)
(Income)/loss from affiliates	(925)	229
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(20,836)	(16,094)
Other current assets	(35,099)	(26,058)
Other assets	(793)	394
Accounts payable and accrued liabilities	(44,969)	(71,987)
Income taxes payable and deferred	1,256	8,409
Accrued retirement benefits	2,341	2,112
Deferred rent and accrued lease losses	(1,441)	(119)
Other noncurrent liabilities	(5,872)	4,100

Cash flows used in operating activities:	(48,738)	(62,560)

Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	(130,517)	(1,118)
Purchases of fixed assets	(6,105)	(9,018)
Capitalized software costs	(6,619)	(5,528)
Investment in PCIC	(1,914)	—
Contingent proceeds from divestitures	88	36

Cash flows used in investing activities:	(145,067)	(15,628)

Cash flows from/(used in) financing activities
Borrowings (repayments) under Credit Facility	36,400	(5,000)
Dividends paid	(3,186)	(3,176)
Repurchases of common stock	(14,114)	(20,065)
Issuances of common stock and excess tax benefit	3,612	3,644

Cash flows from/(used in) financing activities	22,712	(24,597)

Effect of exchange rates on cash	(2,525)	834

Decrease in cash and cash equivalents	(173,618)	(101,951)
Cash and cash equivalents at beginning of period	248,186	165,345

Cash and cash equivalents at end of period	$74,568	$63,394

See accompanying notes to the condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Thousands of U.S. Dollars)
(Unaudited)

	Class A Common Stock Outstanding (number of shares, in thousands)	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2007	42,299	$428	$395,521	$(22,251)	$336,101	$77,720	$787,519
Adoption of FIN 48	—	—	—	—	(3,813)	—	(3,813)
FAS 158 adjustment	—	—	—	—	—	1,478	1,478
Comprehensive income:
Net income	—	—	—	—	34,444	—	34,444
Foreign currency translation adjustment, net of tax	—	—	—	—	—	20,816	20,816

Total comprehensive income							55,260
Cash dividends declared	—	—	—	—	(3,186)	—	(3,186)
Repurchases of common stock	(299)	—	—	(14,115)	—	—	(14,115)
Issuance of common stock — WisdomNet acquisition	7	—	17	360	—	—	377
Issuances of common stock and excess tax benefit	471	—	3,227	22,439	—	—	25,666

Balance at September 30, 2007	42,478	$428	$398,765	$(13,567)	$363,546	$100,014	$849,186

See accompanying notes to the condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)

Note 1—Basis of Presentation.

        The accompanying unaudited quarterly condensed consolidated financial statements of Watson Wyatt Worldwide, Inc. and our subsidiaries (collectively referred to as "we," "Watson Wyatt," "Watson Wyatt Worldwide" or the "company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which is filed with the SEC and may be accessed via EDGAR on the SEC's web site at www.sec.gov. The year-end balance sheet data was derived from audited financial statements.

        Our fiscal year 2008 began July 1, 2007 and ends June 30, 2008.

        The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2008. The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2—Business Acquisitions.

        The company's acquisition strategy identifies potential acquisitions that strengthen our geographic delivery of services to clients or enhance practices in various parts of the world. Acquisition candidates are evaluated on their cultural consistency with Watson Wyatt values within the company's strategy. When those conditions are met, the company values potential acquisitions so as to be accretive to earnings.

        Assets acquired and liabilities assumed as a result of our acquisitions are recorded at their respective fair values as of the business combination date. The determination of estimated fair value requires management to make significant estimates and assumptions.

        Acquisitions that we have completed recently include the following:

Dr. Dr. Heissmann GmbH

        On July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH ("Heissmann") for approximately $135 million (€99 million in cash plus approximately $1.0 million in transaction costs). Heissmann is a leading actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France. As of July 20, 2007, Heissmann employed approximately 360 associates. Annual revenue, including subsidiaries, was approximately $70 million (€52 million) for their fiscal year ended March 31, 2007. The financial results of Heissmann have been consolidated into the company's financial statements effective July 1, 2007.

        The company has determined the following preliminary fair values for the assets purchased and liabilities assumed in the Heissmann acquisition:

	July 1, 2007 (in thousands)
Total purchase price		$135,086
Less net assets acquired:
Customer related intangibles	27,070
Non-compete agreements	541
Trade-name intangible	271
Core/developed technology intangibles	1,218
Cash	12,824
Client receivables and unbilled revenue	18,467
Fixed assets	4,589
Other assets	6,304
Liabilities	(43,242)

Net assets acquired		28,042

Goodwill		$107,044

        The allocation of the purchase price resulted in the allocation of $107.0 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits Group	$102,762
Human Capital Group	2,141
Investment Consulting Group	2,141

Allocation of goodwill to business segments	$107,044

        Goodwill associated with this transaction is not deductible for tax purposes.

WisdomNet

        On July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock, including the payoff of $0.5 million of debt. WisdomNet was a Denver-based talent management software and consulting firm that was founded in 2001. WisdomNet offered a proprietary line of business software products, including an end-to-end solution for managing organizations' talent management processes. The acquisition of WisdomNet strengthens our existing talent management business and provides strategic software that will be used to service our clients on an ongoing basis. As of the date of the acquisition, WisdomNet employed 15 associates.

Watson Wyatt Netherlands

        On February 1, 2007, Watson Wyatt B.V., an indirect wholly-owned subsidiary of the company, acquired the net assets of Watson Wyatt Netherlands (WWN), its long-time alliance partner in the Netherlands. The financial results of WWN have been consolidated into the company's financial statements since February 1, 2007.

        In connection with this acquisition, payment of up to an additional €8.0 million worth of Class A shares (approximately 250,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008. As of September 30, 2007, management has concluded that the contingencies associated with the payment of an additional 250,000 shares are expected to be met. As a result, these shares are included in fully diluted earnings per share. The issuance of these shares will be accounted for as additional goodwill.

Watson Wyatt LLP

        On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt LLP ("WWLLP") (the "WWLLP business combination"), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership. The financial results of WWLLP have been consolidated into the company's financial statements since August 1, 2005.

        In addition to the initial purchase price, the terms of the purchase agreement called for an additional 1,950,000 shares to be paid to the former partners of WWLLP, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals. As of September 30, 2007, the contingencies have been met and the company has accrued the related liability along with a corresponding increase in goodwill. The company expects that the contingent shares will be issued during fiscal year 2008.

Note 3—Segment Information.

        We have five reportable operating segments or practice areas as follows:

        (1)   Benefits Group

        (2)   Technology and Administration Solutions Group

        (3)   Human Capital Group

        (4)   Investment Consulting Group

        (5)   Insurance & Financial Services Group

        Management evaluates the performance of its segments and allocates resources to them based on net operating income.

        The table below presents specified information about reported segments as of and for the three months ended September 30, 2007:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$226,569	$40,477	$42,714	$39,944	$28,001	$377,705
Net operating income	57,050	8,379	5,587	14,121	1,450	86,587
Receivables	258,383	19,886	43,384	30,405	27,282	379,340

        The table below presents specified information about reported segments as of and for the three months ended September 30, 2006:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$185,355	$37,201	$39,579	$27,368	$26,383	$315,886
Net operating income	44,922	8,395	5,054	6,566	5,069	70,006
Receivables	199,466	19,975	41,161	19,794	28,873	309,269

        Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments' operating management.

        Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30
	2007	2006
Revenue:
Total segment revenue	$377,705	$315,886
Reimbursable expenses not included in segment revenue	13,194	10,504
All other segments	11,423	9,834
Other, net	(635)	(220)

Consolidated revenue	$401,687	$336,004

Net Operating Income:
Total segment net operating income	$86,587	$70,006
Income/(loss) from affiliates	925	(229)
Differences in allocation methods for depreciation, G&A, medical and pension costs(1)	(465)	(2,231)
Discretionary bonuses	(41,390)	(29,920)
All other segments	3,440	(1,395)
Other, net	2,736	3,156

Consolidated pretax income from operations	$51,833	$39,387

Receivables:
Total segment receivables—billed and unbilled	$379,340	$309,269
All other segments	8,214	8,270
Net valuation differences(2)	(15,550)	101

Total billed and unbilled receivables	372,004	317,640
Assets not reported by segment(3)	1,339,867	875,047

Consolidated assets	$1,711,871	$1,192,687

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

(2)
Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenues—cash collections and invoices generated in excess of revenue recognized in the segment revenues.

(3)
Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $854.9 million.

Note 4—Share-based Compensation.

        The company has four share-based compensation plans, which are described below. These compensation plans include the 2001 Deferred Stock Unit Plan for Selected Employees, the Amended

Compensation Plan for Outside Directors, the 2001 Employee Stock Purchase Plan and the 2000 Long-Term Incentive Plan. All four plans have been approved by stockholders.

2001 Deferred Stock Unit Plan for Selected Employees

        Deferred Stock Units—The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus. Shares under this plan are awarded during the first quarter of each fiscal year. During the first quarter of fiscal year 2008, 349,118 shares of common stock, at an average market price of $47.63 were awarded for a total fair value of $16.6 million. During the first quarter of fiscal year 2007, 300,552 shares of common stock, at a market price of $40.48 were awarded, for a total fair value of $12.2 million.

        SBI Program—The Performance Share Bonus Incentive Program (the "SBI Program"), as approved by the company's Board of Directors pursuant to the company's 2001 Deferred Stock Unit Plan for Selected Employees, is a long-term stock bonus arrangement for senior executives of the company and its affiliates. The SBI program is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

        Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company's 2001 Deferred Stock Unit Plan for Selected Employees. Grants of deferred stock units are based on the value of the cash portion of the eligible participant's fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company's stock price as of the fiscal year-end prior to grant. Participants may vest between zero and 170% of the target number of deferred stock units based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period. The financial and strategic performance metrics are established at the beginning of each performance period. For the fiscal year 2005 through 2007 performance period, the vesting criteria are based upon earnings per share growth, market penetration and cross-selling ratios. For the fiscal years 2006 through 2008 and the 2007 through 2009 performance periods, the vesting criteria are based upon growth in earnings per share and revenue.

Amended Compensation Plan for Outside Directors

        The Amended Compensation Plan for Outside Directors (the "Outside Director's Plan") provides for the cash and stock compensation of outside Directors. Under the Outside Director's Plan, outside Directors are initially paid in shares of the company's common stock, or in a combination of cash and shares, quarterly for services provided during the preceding quarter. In addition, outside directors receive shares with a grant date market value of $45,000 ($90,000 effective for fiscal year 2008) at the end of each fiscal year for services performed during the preceding fiscal year. Approximately $0.1 million of compensation expense was recorded relative to this plan during the first quarter of fiscal year 2008 compared to $0.3 million in the first quarter of fiscal year 2007.

2001 Employee Stock Purchase Plan

        The employee stock purchase plan enables employees to purchase shares of the company's stock. No compensation expense was recognized as a result of this plan during the first three months of fiscal year 2008 or 2007.

2000 Long-Term Incentive Plan

        The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the "Stock Option Plan") in conjunction with its initial public offering in fiscal year 2001. No options have been granted under the stock option plan since fiscal year 2001 and the company does not currently intend to issue further stock options under the Stock Option Plan.

Note 5—Retirement Benefits.

Defined Benefit Plans

        We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that cover approximately 85% of our associates. Under our plans in North America, benefits are based on the number of years of service and the associates' compensation during the five highest paid consecutive years of service. Under our plan in the U.K., benefits are based on the number of years of service and the associates' compensation during the three years before leaving the plan. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

        The following table sets forth the components of net periodic benefit cost for the company's defined benefit pension plans for North America and the U.K. for the three month periods ended September 30, 2007 and 2006:

	North America September 30		U.K. September 30
	2007	2006	2007	2006
Service Cost	$7,366	$6,223	$2,733	$3,175
Interest Cost	11,122	9,969	5,274	4,043
Expected return on plan assets	(13,783)	(11,731)	(5,923)	(3,917)
Amortization of transition obligation	(16)	(10)	—	—
Amortization of net loss/(gain)	1,386	2,058	(721)	(212)
Amortization of prior service cost	(635)	(734)	4	—

Net periodic benefit cost	$5,440	$5,775	$1,367	$3,089

        The fiscal year 2008 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2007 for the North America and U.K. plans:

	North America	U.K.
Discount rate	6.25%	5.80%
Expected long-term rate of return on assets	8.75%	5.69%
Rate of increase in compensation levels	3.84%	4.95%

        The company made $300,000 in contributions to the North America plans during the first quarter of fiscal year 2008 and anticipates making $16.1 million in contributions over the remainder of the fiscal year.

        The company made $5.1 million in contributions to the U.K. plans during the first quarter of fiscal year 2008 and anticipates making $17.2 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

        In the U.S., we sponsor a savings plan that provides benefits to substantially all U.S. associates. The company matches employee contributions at a rate of 50 percent of the first 6 percent up to $60,000 of associates' eligible compensation. The company may also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company's financial performance during the fiscal year.

        In the U.K., we sponsor a savings plan that provides benefits to substantially all U.K. associates. The company provides a basic contribution and a match to employee contributions both of which depend on age and base salary. The maximum employer contribution is up to 12% of associates' base salary up to $180,000.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

        The following table sets forth the components of net periodic benefit cost for the company's post-retirement plans for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30
	2007	2006
Service cost	$400	$407
Interest cost	709	650
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of net gain	(78)	(38)
Amortization of prior service cost	(166)	(165)

Net periodic benefit cost	$865	$854

Employer contributions

        The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $700,000 and $800,000 in the three months ended September 30, 2007 and 2006, respectively. We plan to make additional payments estimated to total $2.1 million through the end of June 30, 2008.

Note 6—Goodwill & Intangible Assets.

        The components of goodwill and intangible assets are outlined below for the three months ended September 30, 2007:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Insurance & Financial Services Group	Investment Consulting Group	All Other Segments	Total
Balance as of June 30, 2007	$208,453	$46,662	$22,805	$58,905	$44,897	$1,214	$382,936
Goodwill acquired and contingent payments made during the period	152,889	15,326	8,815	18,211	15,134	—	210,375
Impairment losses	—	—	—	—	—	—	—
Translation adjustment	11,798	809	601	1,055	1,096	—	15,359

Balance as of September 30, 2007	$373,140	$62,797	$32,221	$78,171	$61,127	$1,214	$608,670

        The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended September 30, 2007:

	Trademark & trade name	Customer related intangible	Core/developed technology	Non-compete agreements	Total
Balance as of June 30, 2007	$122,666	$76,270	$12,256	$523	$211,715
Intangible assets acquired during the period	391	27,271	5,548	611	33,821
Amortization expense	(34)	(2,561)	(1,064)	(121)	(3,780)
Translation adjustment	2,326	1,930	244	19	4,519

Balance as of September 30, 2007	$125,349	$102,910	$16,984	$1,032	$246,275

        The following table reflects the carrying value of intangible assets at September 30, 2007 and June 30, 2007:

	September 30, 2007		June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets and intangible pension asset:
Trademark & trade name	$125,383	$34	$122,666	$—
Customer related intangibles	117,385	14,476	85,064	8,794
Core/developed technology	25,824	8,840	17,935	5,679
Non-compete	1,244	211	1,028	505

Total intangible assets and intangible pension asset	$269,836	$23,561	$226,693	$14,978

        A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles and core/developed technology reflects translation adjustments between June 30, 2007 and September 30, 2007. These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

        The weighted average remaining life of amortizable intangible assets at September 30, 2007, was 9.7 years. Future estimated amortization expense is as follows:

Fiscal year ending June 30:	Amount
2008	$11,003
2009	14,671
2010	14,171
2011	10,338
2012	10,001
Thereafter	56,390

Total	$116,574

Note 7—Earnings Per Share.

        Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three months ended September 30, 2007 and 2006. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and employee stock purchase plan shares using the "treasury stock" method over the same measurement period and contingent shares associated with our acquisitions. The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30
	2007	2006
Net income	$34,444	$24,814

Weighted average outstanding shares of common stock	42,288	42,396
Dilutive effect of employee stock options, employee stock purchase plan shares, and contingent shares	2,608	1,992

Common stock and stock equivalents	44,896	44,388

Basic earnings per share:
Net income	$0.81	$0.59

Diluted earnings per share:
Net income	$0.77	$0.56

        The diluted earnings per share calculation for the three month period ended September 30, 2007 assumes that 250,000 contingent shares related to the WWN business combination had been issued and outstanding for the entire quarter. See Note 10 of this report for further information regarding the WWN contingent shares.

Note 8—Variable Interest Entities.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised (FIN 46(R)), expands existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities, and activities of another entity. In general, FIN 46(R) requires a variable interest entity (VIE), as defined by FIN 46(R), to be consolidated by its primary beneficiary. The primary beneficiary is defined as the company that will absorb a majority of the VIE's expected losses or residual returns if they occur.

        As of September 30, 2007, our sole affiliate investment consists of an equity investment in Professional Consultants Insurance Company, Inc. (PCIC), which will continue to be accounted for under the equity method. The company evaluated this investment in order to determine the applicability of FIN 46(R). Since the company is not obligated to absorb a majority of expected losses or residual returns in this entity, the company is not required to consolidate this entity.

        PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont. PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.

        Capital contributions to PCIC are required when approved by a majority of its stockholders. In July 2007, the Shareholders of PCIC approved a requirement for an additional capital contribution. As a result, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit provided to PCIC by $2.6 million in lieu of a higher cash capital contribution. From the time PCIC was organized through September 30, 2007, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through letters of credit totaling $10.6 million. Our ownership interest in PCIC as of September 30, 2007 and 2006 was 36.43 percent and 34.15 percent, respectively.

        Management believes that the company's maximum financial statement exposure regarding its investment in PCIC as of September 30, 2007 is limited to the carrying value of the company's investment in PCIC of $5.8 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $16.4 million.

Note 9—Comprehensive Income.

        Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss. For the three months ended September 30, 2007, comprehensive income totaled $55.3 million, compared with $31.4 million for the three months ended September 30, 2006.

Note 10—Restricted Shares.

        In conjunction with our business acquisition of Watson Wyatt LLP (WWLLP) on July 31, 2005, we issued 9,090,571 Class A shares, 4,749,797 of which were subject to sale restrictions. Sale restrictions expired on 2,339,761 shares on July 31, 2006 and expired on 2,410,036 shares on July 31, 2007. As of September 30, 2007, the contingencies associated with the payment of an additional 1,950,000 Class A shares have been met. The company expects that the contingent shares will be issued during fiscal year 2008. Sale of these shares will be restricted until July 31, 2009.

        In conjunction with our acquisition of WWN on February 1, 2007, we issued 252,285 Class A common shares which were subject to contractual transfer restrictions. Transfer restrictions will expire on 50% of these shares on each of February 1, 2008 and 2009. The payment of up to an additional €8.0 million of Class A shares (approximately 250,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ending January 31, 2008. Sale of these shares, if issued, will also be subject to contractual transfer restrictions that will expire on 50% of these shares on each of the first and second anniversaries of issuance of the shares. The diluted earnings per share calculation assumes these contingent shares had been issued at the beginning of fiscal year 2008.

Note 11—Guarantees.

        The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business. The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

        Letters of Credit.    The company has an outstanding letter of credit to a third party totaling $10.6 million which represents capital committed to our captive insurance company, PCIC. This letter of credit will remain outstanding as long as we retain an ownership share of PCIC.

        The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.4 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

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

Note 12—Contingent Liabilities.

        Legal Proceedings:    From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matter reported below is the most significant pending or potential claim against us.

        We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (FAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Management believes, based on currently available information including the existence of professional liability insurance, that the results of all pending claims against the company will not have a material adverse effect on the results of operations, but litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of such matters, we will not incur material costs.

        Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company):    On July 23, 2004, we received a demand letter from Stroh's counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company's net worth. As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price. On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million. The court granted in part and denied in part our motion for summary judgment, and an appeal to the Sixth Circuit Court of Appeals is pending.

        Government Subpoenas and Investigations:    We also have received subpoenas and requests for information in connection with the following government investigations:

        Department of Labor Investigation:    On November 17, 2006, Watson Wyatt Investment Consulting Inc. ("WWIC") received a subpoena from the United States Department of Labor ("DOL") in connection with its investigation into the compensation of consultants and other investment advisers. WWIC has responded to the subpoena and continues to cooperate with the DOL.

        Government Inquiry into Executive Compensation Disclosure:    On May 11, 2007, we received an "Information Request" from the House Oversight and Government Affairs Committee (the "Committee"). The Information Request asked Watson Wyatt to identify all clients in the 2007 Fortune 250 for which we provided executive compensation consulting in addition to any other services between 2002 and 2006. The letter also requested the disclosure of revenues from executive compensation consulting and from "other services". The stated purpose of the request was for a better understanding of "concerns that a compensation consultant's on-going business relationships with a company could compromise the independence of the advice consultants provide to the company's board about executive compensation." Identical requests were made to the CEO's of at least five other consulting firms, all of which were posted on the Committee's website. After contacting each affected client, we responded to the Information Request by its May 23, 2007 due date by identifying clients and revenues for those that consented to disclosure. On June 29, 2007, we received a subpoena from the Committee compelling the identification of the remaining clients and revenues. We complied with the subpoena on July 10, 2007, after first providing final notice to all clients.

Note 13—Recent Accounting Pronouncements.

        In September 2006, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The company does not believe the adoption of FAS 157 will have a material impact on its consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FAS 109"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 so it will be effective for the company in first quarter of fiscal year 2008, which began on July 1, 2007. See Note 14 of this report for further information regarding the company's adoption of FIN 48.

Note 14—Income Taxes.

        As highlighted in Note 13 above, the company adopted the provisions of FIN 48 on July 1, 2007. The cumulative effect of adopting FIN 48 was a $13 million increase in the liability for uncertain tax positions, a $9.1 million increase to deferred tax assets, a $0.1 million decrease to other comprehensive income and a $3.8 million decrease to retained earnings at July 1, 2007.

        Upon adoption, the gross liability for income taxes associated with uncertain tax positions at July 1, 2007 was $16.3 million. This liability can be reduced by $8.4 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. The net difference of $7.9 million, if recognized, would have a $7.5 million favorable impact on the company's effective tax rate and would increase other comprehensive income by $0.4 million. The liability for uncertain tax positions did not materially change as of September 30, 2007.

        Interest and penalties related to income tax liabilities are included in income tax expense. The company had accrued interest and penalties of $3.2 million at July 1, 2007. The liability for interest and penalties did not materially change as of September 30, 2007.

        The gross liability for uncertain tax positions will decrease $5.9 million in the quarter ending December 31, 2007 as a result of a change in accounting method which the company filed with the Internal Revenue Service ("IRS") in October 2007 to change the method of accounting for accrued expenses owed to foreign affiliates. Since the accounting method change was filed voluntarily, the IRS will not assess tax, interest or penalties related to the position claimed in prior tax returns. The $5.9 million decrease in the gross liability relates to a deferred tax item and will not impact the company's effective tax rate. In addition, gross accrued interest and penalties related to this tax position will decrease $1.3 million, which net of federal tax benefits, will result in a $1.2 million impact on the effective tax rate in the quarter ending December 31, 2007.

        The company believes it is reasonably possible that there will be an additional $1.1 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.

        The company and its subsidiaries conduct business globally and are subject to income tax in the US and in many states and foreign jurisdictions. The company is currently under examination in several tax jurisdictions. The last tax year examined and settled with the IRS was fiscal year ending June 30, 2003. As of July 1, 2007, a summary of the tax years that remain subject to examination in the company's major tax jurisdictions are:

Open Tax Years (fiscal year ending)
United States—Federal	2004 and forward
United States—Various States	2003 and forward
Canada—Federal	2003 and forward
Germany	2002 and forward
United Kingdom	2005 and forward

Note 15—Subsequent Event.

        On October 18, 2007, the company announced its intention to exit its U.S. "Taft-Hartley" retirement consulting business and its Canadian private sector, negotiated costs, trusteed plan business during fiscal year 2008. The transition will affect approximately 70 retirement clients, accounting for approximately $15 million in annual revenue. Two newly created companies, which will be owned and operated by individuals who are currently Watson Wyatt associates, are expected to service these clients in the U.S. and Canada respectively, to the extent that these new companies are successful in transitioning these clients. These associates, who focus on multi-employer retirement plans, will move to the new companies over the next several months. Watson Wyatt will have no ownership in these new companies, but will be compensated for release of certain non-compete obligations through a percentage of the new companies' revenues for the next five years. The transition is expected to be completed by January 31, 2008 and is expected to result in a $0.03 to $0.05 reduction in the company's fully diluted earnings per share in fiscal year 2008. Additionally, the company may incur up to $1.0 million in one-time restructuring charges related to this transition in fiscal year 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

        Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Investment Consulting, and Insurance and Financial Services, operating from 102 offices in 31 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employed approximately 7,200 and 6,670 associates as of September 30, 2007 and June 30, 2007 respectively, in the following practice areas:

	September 30, 2007	June 30, 2007
Benefits Group	3,250	2,900
Technology and Administration Solutions Group	840	735
Human Capital Group	835	885
Investment Consulting Group	430	395
Insurance & Financial Services Group	425	390
Other (including Communication)	815	785
Corporate	605	580

Total	7,200	6,670

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

        In the short term, our revenues are driven by many factors including the general state of the global economy and the resulting level of discretionary spending by our clients, the ability of our consultants to attract new clients or provide additional services to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices. In the long term, we expect that the company's financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions. We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique business combination of benefits and human capital consulting as well as strategic technology solutions.

Principal Services

        We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

        Benefits Group—The Benefits Group, accounting for 56 percent of our total first quarter fiscal year 2008 revenues, is the foundation of our business. Retirement, the core of our Benefits Group business, is less affected by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships. Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the third and fourth quarters of each fiscal year being the busier periods. Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans in the U.K., leverage from other practices, an improving economy, increased global demand and increased market share. Services provided through the Benefits Group include the following:

  •
  Design and management of benefit programs

  •
  Actuarial services including development of funding and risk management strategies

  •
  Expatriate and international human resource strategies

  •
  Mergers and acquisitions

  •
  Strategic workforce planning

  •
  Compliance and governance

        Technology and Administration Solutions Group—The Technology and Administration Solutions Group (TAS), accounting for 10 percent of our total first quarter fiscal year 2008 revenues, provides information technology services to our clients. Revenue for TAS is relatively stable because of its long term contracts associated with the administration business. Income in this segment is slightly greater in the first half of the fiscal year because of the timing of the typical enrollment season for benefits. Services provided through the TAS Group include the following:

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

  •
  Strategic human resources technology and service delivery consulting

  •
  Targeted online compensation and benefits statements, content management and call center case management solutions

        Human Capital Group—The Human Capital Group (HCG), accounting for 11 percent of our total first quarter fiscal year 2008 revenues, generally encompasses short-term projects. As a result, this segment is most sensitive to cyclical economic fluctuations. Services provided through HCG include the following:

  •
  Advice concerning compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs

  •
  Strategies to align workforce performance with business objectives

  •
  Organization effectiveness consulting, including talent management

  •
  Strategies for attracting, retaining and motivating employees

  •
  Data Services

        Investment Consulting Group—The Investment Consulting Group accounts for 10 percent of our total first quarter fiscal year 2008 revenues. This business, although relationship based, can be affected by the increasingly complex investment landscape as well as volatility in investment returns, particularly as clients look to us for assistance in managing that volatility. Services provided through our Investment Consulting Group include the following:

  •
  Investment consulting services to pension plans and other institutional funds

  •
  Input on governance and regulatory issues

  •
  Analysis of asset allocation and investment strategies

  •
  Investment structure analysis, selection and evaluation of managers and performance monitoring

        Insurance & Financial Services Group—The Insurance & Financial Services Group (I&FS) accounts for 7 percent of our total first quarter fiscal year 2008 revenues. This business is characterized by ongoing relationships with our clients that will typically utilize our services on a number of different projects. The third quarter of our fiscal year is typically the strongest quarter for I&FS. Services provided through I&FS include the following:

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

Financial Statement Overview

        Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2008 (September 30, 2007) and as of the end of fiscal year 2007 (June 30, 2007), Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2007 and 2006, Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2007 and 2006 and a Condensed Consolidated Statement of Changes in Stockholders' Equity for the three month period ended September 30, 2007.

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

        For the quarter ended September 30, 2007 and fiscal years ended June 30, 2007 and 2006, the company's top six markets based on percentage of consolidated revenue were as follows:

	Fiscal Year
Geographic Region
	2008	2007	2006
United States	42%	44%	44%
United Kingdom	32	31	32
Germany	4	1	1
Canada	4	4	5
Netherlands	3	1	1
Greater China	2	2	1

        In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses.

        Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the most recent three fiscal years, approximately 50 to 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue. For the first quarter of fiscal year 2008, approximately 50 percent of professional and subcontracted services represent these reimbursable services.

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

Revenue Recognition

        Revenue includes fees primarily generated from consulting services provided. We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. We have engagement letters with our clients that specify the terms and conditions upon which our engagements are based. These terms and conditions can only be changed upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs.

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

        Our non-recurring system projects are typically found in our Technology and Administration Solutions Group. They tend to be more complex projects that are longer in duration and subject to more changes in scope as the project progresses than projects undertaken in other segments. We evaluate at least quarterly, and more often as needed, project managers' estimates-to-complete to assure that the projects' current status is accounted for properly. Our Technology and Administration Solutions Group contracts generally provide that if the client terminates a contract, the company is entitled to payment for services performed through termination.

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

        The company has developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by the company and ownership of the technology and rights to the related code remain with the company. Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with the AICPA's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period. As a result we do not recognize revenue during the implementation phase of an engagement.

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

Valuation of Billed and Unbilled Receivables from Clients

        We maintain allowances for doubtful accounts to reflect estimated losses resulting from our clients' failure to pay for our services after the services have been rendered, including allowances when customer disputes may exist. The related provision is recorded as a reduction to revenue. Our allowance policy is based on the aging of our billed and unbilled client receivables and has been developed based on our write-off history. Facts and circumstances such as the average length of time the receivables are past due, general market conditions, current economic trends and our clients' ability to pay may cause fluctuations in our valuation of billed and unbilled receivables.

Discretionary Compensation

        The company's compensation program includes a discretionary annual bonus that is determined by management and paid once per fiscal year in the form of cash and/or deferred stock units after the company's annual operating results are finalized.

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

Income Taxes

        Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment. As a global company, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making significant judgments regarding the future recoverability of deferred tax assets. The company does not provide deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely as asserted under Accounting Principles Board (APB) 23, "Accounting for Income Taxes—Special Areas". Due to the availability of foreign tax credits, it is not practicable to estimate the company's income tax liability that might be payable if such earnings were not reinvested indefinitely, however, deferred taxes are provided for earnings of foreign subsidiaries which the company plans to remit. Tax costs can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the company's foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Pension Assumptions

        We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that cover approximately 85% of our associates. Under our plans in North America, benefits are based on the number of years of service and the associates' compensation during the five highest paid consecutive years of service. Under our plan in the U.K., benefits are based on the number of years of service and the associates' compensation during the three years before leaving the plan. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.

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

        The 6.25 percent discount rate assumption used at the end of fiscal year 2007 is unchanged from fiscal year 2006 and represents a 100 basis point increase from the 5.25 percent discount rate used at the end of fiscal year 2005. The company's discount rate assumptions were determined by matching future pension benefit payments with expected future U.S. AA corporate bond yields for the same periods.

        The expected long-term rate of return on assets assumption remained at 8.75 percent per annum, unchanged from fiscal year 2006 and 25 basis points lower than the 9.00 percent rate used in fiscal year 2005. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments. The investment makeup is heavily weighted towards equities. The return on assets through the first quarter of fiscal year 2008 has been 1.1 percent, compared to a return of 4.1 percent in the first quarter of fiscal year 2007.

        The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2008 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$3.3 million
25 basis point increase in discount rate	-$3.2 million
25 basis point decrease in expected return on assets	+$1.0 million
25 basis point increase in expected return on assets	-$1.0 million

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

United Kingdom

        The following assumptions were used in the valuation of our U.K. plan at June 30, 2007 and 2006 and July 31, 2005, the date of the business combination with WWLLP:

	Period Ended
	June 30, 2007	June 30, 2006	July 31, 2005
Discount rate	5.80%	5.10%	5.00%
Expected long-term rate of return on assets	5.69%	5.63%	5.63%
Rate of increase in compensation levels	4.95%	4.75%	4.75%

        The 5.80 percent discount rate assumption used at the end of June 30, 2007 represents a 70 basis point increase over the rate used at fiscal year 2006 and an 80 basis point increase over the discount rate at July 31, 2005. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this increase reflects the change in yields between these two dates.

        The expected long-term rate of return on assets assumption increased to 5.69 percent per annum for fiscal year 2007 from 5.63 percent per annum for fiscal year 2006. The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds. The return on assets through the first quarter of fiscal year 2008 has been 2.2 percent, compared to a return of 3.6 percent in the first quarter of fiscal year 2007.

        The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Change in Assumption	Effect on FY2008 Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$1.3 million
25 basis point increase in discount rate	-$1.2 million
25 basis point decrease in expected return on assets	+$0.5 million
25 basis point increase in expected return on assets	-$0.5 million

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

Incurred But Not Reported Claims

        The company uses actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims. Our estimated IBNR liability is based on long-term trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions, but excludes the effect of claims data for large cases due to the insufficiency of actual experience with such cases. Management does not currently expect significant fluctuations in the IBNR liability, based on the company's historical claims experience. However, our estimated IBNR liability will fluctuate if claims experience changes over time.

Results of Operations

        The table below sets forth our historical Condensed Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

Condensed Consolidated Statements of Operations

	Three months ended September 30
	2007	2006	2007	2006
Revenue	$401,687	$336,004	100%	100%

Costs of providing services:
Salaries and employee benefits	219,363	185,595	54.6	55.2
Professional and subcontracted services	25,527	20,035	6.4	6.0
Occupancy, communications and other	43,925	40,951	10.9	12.2
General and administrative expenses	44,305	38,099	11.0	11.3
Depreciation and amortization	17,334	12,751	4.3	3.8

	350,454	297,431	87.2	88.5

Income from operations	51,233	38,573	12.8	11.5
Income/(loss) from affiliates	925	(229)	0.2	(0.1)
Interest expense	(2,258)	(443)	(0.5)	(0.1)
Interest income	1,844	1,450	0.5	0.4
Other non-operating income	89	36	—	—

Income from operations before taxes	51,833	39,387	13.0	11.7
Provision for income taxes	17,389	14,573	4.3	4.3

Net Income	$34,444	$24,814	8.6%	7.4%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue

        Revenues for the first quarter of fiscal year 2008 were $401.7 million, an increase of $65.7 million, or 20 percent, from $336.0 million in the first quarter of fiscal year 2007. During fiscal year 2007, we completed two acquisitions in Europe, WWN and Heissmann. These acquisitions contributed $24 million to our first quarter of fiscal year 2008 revenues.

        The average exchange rate used to translate our revenues earned in the British Pound increased to 2.0262 for the first quarter of fiscal year 2008 from 1.8735 for the first quarter of fiscal year 2007, and the average exchange rate used to translate our revenues earned in Euros increased to 1.3775 for the first quarter of fiscal year 2008 from 1.2765 for the first quarter of fiscal year 2007. The appreciation of the British Pound and the Euro resulted in $10 million of the increase in revenues in the first quarter of fiscal year 2008. Changes in the value of other foreign currencies relative to the U.S. dollar resulted in $2 million of the increase in the first quarter of fiscal year 2008 revenues.

        The increases in our segment revenue for the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 are as follows.

  •
  Benefits increased revenues $41.2 million, or 22 percent, over the first quarter of fiscal year 2007 due to increased demand for our services, particularly in North America and Europe as well as the acquisitions of WWN and Heissmann. The strengthening of the European currencies accounted for 3 percentage points of the increase. Excluding the impact of acquisitions and changes in foreign currency exchange rates, Benefits revenues increased 7% over the first quarter of fiscal year 2007.

  •
  Technology and Administration Solutions increased revenues $3.3 million, or 9 percent, over the first quarter of fiscal year 2007, largely due to an increase in the number of health and welfare projects that are in on-going service delivery in the U.S. In accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware" (EITF 00-3), the Company begins recognizing revenue after projects go into service. No revenues are recognized during project implementation. At September 30, 2007, the company had 95 projects in on-going service delivery and 72 projects in implementation. At September 30, 2006, the company had 58 projects in on-going service delivery and 65 projects in implementation. The strengthening of the European currencies accounted for 3 percentage points of the increase.

  •
  Human Capital Group increased revenues $3.1 million, or 8 percent, over the first quarter of fiscal year 2007 primarily because of the increased demand for our compensation consulting and our data services business. The strengthening of the European currencies accounted for 2 percentage points of the increase.

  •
  Investment Consulting increased revenues $12.6 million, or 46 percent, over the first quarter of fiscal year 2007 due to an increase in demand for our services, especially investment strategy advice. The strengthening of the European currencies accounted for 6 percentage points of the increase.

  •
  Insurance and Financial Services increased revenues $1.6 million, or 6 percent, over the first quarter of fiscal year 2007. The increase in revenues is because of the strengthening of the European currencies.

Salaries and Employee Benefits.

        Salaries and employee benefit expenses for the first quarter of fiscal year 2008 were $219.4 million compared to $185.6 million for the first quarter of fiscal year 2007, an increase of $33.8 million or

18.2 percent, 4.6 percentage points of which can be attributed to the strengthening European currencies. The increase, including the impact of foreign exchange, is mainly due to additional salary expense of $27.7 million which is partially due to an increase in associates of approximately 600 over the prior year related to the WWN and Heissmann acquisitions. The remaining increase is due to a higher accrual for discretionary compensation of $11.2 million, an increase in capitalization of $0.9 million related to the capitalization of time spent customizing in-house administration systems in accordance with AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", partially offset by a decrease in pension expense of $3.9 million and decreased benefits expense of $0.3 million. As a percentage of revenue, salaries and employee benefits decreased to 54.6 percent from 55.2 percent.

Professional and Subcontracted Services.

        Professional and subcontracted services expense for the first quarter of fiscal year 2008 were $25.5 million compared to $20.0 million for the first quarter of fiscal year 2007, an increase of $5.5 million or 27.5 percent, 10.7 percentage points of which can be attributed to the strengthening European currencies. The increase is mainly due to higher reimbursable expenses incurred on behalf of clients and increased costs in North America for temporary staff and contractors. As a percentage of revenue, professional and subcontracted services increased to 6.4 percent from 6.0 percent.

Occupancy, Communications and Other.

        Occupancy, communications and other expenses for the first quarter of fiscal year 2008 were $43.9 million compared to $41.0 million for the first quarter of fiscal year 2007, an increase of $2.9 million or 7.1 percent, 2.7 percentage points of which can be attributed to the strengthening European currencies. The increase is mainly due to rent related to opening additional offices as well as travel, promotion and the impact of the strengthening European currencies, offset by a decrease in general office, repairs and maintenance and insurance expense. As a percentage of revenue, occupancy, communications and other decreased to 10.9 percent from 12.2 percent.

General and Administrative Expenses.

        General and administrative expenses for the first quarter of fiscal year 2008 were $44.3 million compared to $38.1 million for the first quarter of fiscal year 2007, an increase of $6.2 million or 16.3 percent, 5.0 percentage points of which can be attributed to the strengthening European currencies. The increase is primarily due to increased salaries and benefits of $2.9 million due to an increase in associates, increased professional and subcontracted services of $1.0 million, increased equipment rental expense, general office and repairs and maintenance of $2.7 million, partially offset by decreases in rent and utilities of $0.9 million. As a percentage of revenue, general and administrative expense decreased to 11.0 percent from 11.3 percent.

Depreciation and Amortization.

        Depreciation and amortization for the first quarter of fiscal year 2008 was $17.3 million compared to $12.8 million for the first quarter of fiscal year 2007, an increase of $4.5 million or 35.2 percent, 4.4 percentage points of which can be attributed to the strengthening European currencies. The increase, including the impact of foreign exchange, is mainly due to a $2.0 million increase in amortization of internally developed software used to support our Benefits Group and Technology and Administration Solutions Group, and a $1.5 million increase in amortization of identifiable intangible assets purchased in the Heissmann and WWN acquisitions. As a percentage of revenue, depreciation and amortization increased to 4.3 percent from 3.8 percent.

Income/(loss) From Affiliates.

        Income from affiliates for the first quarter of fiscal year 2008 was $0.9 million, compared to a loss of $0.2 million for the first quarter of fiscal year 2007, an increase of $1.1 million. These amounts reflect our portion of PCIC's operating results for the respective quarters.

Interest Expense.

        Interest expense for the first quarter of fiscal year 2008 was $2.3 million, compared to $0.4 million for the first quarter of fiscal year 2007. The increase in the current period reflects a higher average debt balance, primarily related to the Heissmann acquisition at the beginning of the first quarter of fiscal year 2008.

Interest Income.

        Interest income for the first quarter of fiscal year 2008 was $1.8 million, compared to $1.5 million for the first quarter of fiscal year 2007. The increase is mainly due to a higher average cash balance in the current period compared to the prior period.

Provision for Income Taxes.

        Provision for income taxes for the first quarter of fiscal year 2008 was $17.4 million, compared to $14.6 million for the first quarter of fiscal year 2007. Our effective tax rate was 33.6 percent for the first quarter of fiscal year 2008 and 37.0 percent for the first three months of fiscal year 2007. The tax rate decrease is due to the geographic mix of income and the deferred tax revaluation. The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our combination with WWLLP. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income.

        Net income for the first quarter of fiscal year 2008 was $34.4 million, compared to $24.8 million for the first quarter of fiscal year 2007. As a percentage of revenue, income from continuing operations increased to 8.6 percent from 7.4 percent.

Earnings Per Share.

        Diluted earnings per share, income from continuing operations for the first quarter of fiscal year 2008 was $0.77, compared to $0.56 for the first quarter of fiscal year 2007.    The diluted earnings per share calculation for the quarter ended September 30, 2007 assumes that 250,000 contingent shares related to the WWN business acquisition had been issued and outstanding for the entire quarter.

Liquidity and Capital Resources

        The following analysis is based on the company's historical consolidated financial statements.

        Our cash and cash equivalents at September 30, 2007 totaled $74.6 million, compared to $248.2 million at June 30, 2007. The decrease in cash from June 30, 2007 to September 30, 2007 was principally attributable to payment during the first quarter of fiscal year 2008 of previously accrued discretionary compensation of approximately $139 million and payment for the Heissmann and WisdomNet acquisitions of approximately $131 million. We also paid $27.3 million in corporate taxes, $6.1 million in capital expenditures and $3.2 million in dividends during the quarter. These outflows of cash were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility. Consistent with the company's liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.

        Our non U.S. operations are substantially self-sufficient for their working capital needs. At September 30, 2007, $73.1 million of the total cash balance of $74.6 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash Used in Operating Activities.

        Cash used in operating activities for the first quarter of fiscal year 2008 was $48.7 million compared to cash used in operating activities of $62.6 million for the first quarter of fiscal year 2007. The difference is primarily attributable to accrued discretionary compensation as well as income tax paid.

        The allowance for doubtful accounts increased $2.6 million from June 30, 2007 to September 30, 2007. The number of days of accounts receivable and work in process outstanding was 84 at September 30, 2007, compared to 83 at June 30, 2007.

Cash Used in Investing Activities.

        Cash used in investing activities for the first quarter of fiscal year 2008 was $145.1 million compared to $15.6 million used in investing activities for the first quarter of fiscal year 2007. The difference can be primarily attributed to acquisition and contingent consideration payments of $130.5 million in the first quarter of fiscal year 2008.

        Expenditures of capital funds were $6.1 million for the first quarter of fiscal year 2008. Anticipated commitments of capital funds are estimated at $43 million for the remainder of fiscal year 2008. We expect cash from operations to adequately provide for these capital commitments.

Cash From/(Used in) Financing Activities.

        Cash from financing activities for the first quarter of fiscal year 2008 was $22.7 million compared to cash used in financing activities of $24.6 million for the first quarter of fiscal year 2007. This change is primarily attributable to activity under our credit facility which included net borrowings of $36.4 million in the first quarter of fiscal year 2008 compared to a net repayment of $5 million in the first quarter of fiscal year 2007. Additionally, during the first quarter of fiscal year 2008, the company repurchased $14.1 million of common stock compared to $20.1 million of stock repurchases during the same period in fiscal year 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of September 30, 2007
Contractual Cash Obligations (in thousands)	Total	Remaining 2008	2009 through 2010	2011 through 2012	Thereafter
Lease commitments	$368,931	$47,751	$110,342	$85,007	$125,831
Revolving Credit Facility	161,558	5,494	156,064	—	—

Total	$530,489	$53,245	$266,406	$85,007	$125,831

        Operating Leases.    We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

        Credit Agreement.    The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million. Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement. We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility. Borrowings under this facility were $141.4 and $25 million as of September 30, 2007 and 2006, respectively. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements relating to our leverage ratio and fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries. We were in compliance with all covenants under the credit facility as of September 30, 2007. This facility is scheduled to mature on June 30, 2010.

        A portion of the revolving facility is used to support a required letter of credit. As a result, $10.6 million of the facility was unavailable for operating needs as of September 30, 2007. We are charged a fee for the outstanding letter of credit that also fluctuates based on our leverage ratio.

        Effective September 14, 2007, a number of administrative changes to the terms of the credit facility, including the elimination of the net worth test, were made to align the credit facility with current market terms for a company of Watson Wyatt's size and credit worthiness. Other terms, including the credit facility size and maturity, remain unchanged.

        Pension Contributions.    Remaining contributions to our various pension plans for fiscal year 2008 are projected to be approximately $33.0 million.

Guarantees

        Business Combination.    On July 31, 2005, the company acquired substantially all the assets and assumed most liabilities of WWLLP, the company's long-time alliance partner. The company entered into indemnity arrangements with WWLLP relating to the acquisition and also agreed that certain indemnity obligations relating to the alliance arrangements will continue after the business combination. In the business combination agreement, Watson Wyatt Limited, the company's principal U.K. subsidiary, has agreed to indemnify WWLLP against liabilities arising with respect to certain liabilities assumed in the business combination by Watson Wyatt Limited and also with respect to certain tax liabilities.

        As part of the original alliance arrangements in 1995, the company sold its then-existing businesses in the U.K. and Europe to the predecessor of WWLLP or its subsidiaries. The company agreed to indemnify the buyers against liabilities arising with respect to prior acts or omissions of the businesses transferred. Furthermore, the company agreed to indemnify WWLLP against liabilities arising with respect to acts or omissions of the company and its subsidiaries during the alliance arrangements. These indemnities have continued subsequent to the business combination.

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

        In connection with the WWLLP business combination, the company will issue an additional 1,950,000 shares of the company's common stock as the acquired business has achieved the agreed-upon financial performance goals which satisfy the requirements of the contingent payment. The company expects to issue these shares during fiscal year 2008. The value of these shares was $98.4 million based on the NYSE closing price on June 30, 2007. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

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

        In formulating its premium structure, PCIC estimates the amount it expects to pay for losses (and loss expenses) for all the members as a whole and then allocates that amount to the member firms based on the individual member's expected losses. PCIC bases premium calculations, which are determined annually based on experience through March of each year, on relative risk of the various lines of business performed by each of the owner companies, past claim experience of each owner company (experience rating), growth of each of those companies, industry risk profiles in general and the overall insurance markets. As of July 1, 2007, the captive insurance company carries reinsurance for losses it insures above $25 million.

        Our agreements with PCIC could require additional payments to PCIC in the event that the company decided to exit PCIC and adverse claims significantly exceed prior expectations. If these circumstances were to occur, the company would record a liability at the time it becomes probable and reasonably estimable.

        The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable. Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts. Generally Accepted Accounting Principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. The company uses actuarial assumptions to estimate and record its IBNR liability, which is $38.2 million as of September 30, 2007.

        Insurance market conditions for our industry and the company include increases in overall premium cost. In addition, beginning in 2005 PCIC raised the reinsurance attachment point from $15 million to $25 million. Trends toward higher self-insured retentions and constraints on aggregate excess coverages for this class of insurance coverage are anticipated to continue or to recur periodically, and to be reflected in our future annual insurance renewals. As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors. In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC's capital in the past and we will continue to re-assess capital requirements on a regular basis.

        In light of increasing worldwide litigation, including litigation against professionals, the company has implemented a requirement that client relationships be documented by engagement letters containing risk mitigation clauses that were not included in all historical client agreements. Nearly 100 percent of the company's U.S. and U.K. corporate clients have signed engagement letters including risk mitigation clauses, and initiatives to maintain that process in the United States and the United Kingdom and complete it elsewhere are underway.

Disclaimer Regarding Forward-looking Statements

        This filing contains a number of "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5—Retirement Benefits; Note 6—Goodwill and Intangible Assets; Note 11—Guarantees; Note 12—Commitment and Contingent Liabilities; Note 14—Income Taxes; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 "Legal Proceedings". You can identify these statements and other forward-looking statements in this filing by words such as "may", "will", "expect", "anticipate", "believe", "estimate", "plan", "intend", "continue", or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:

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

  •
  declines in demand for our services;

  •
  the successful exit from the multi-employer retirement business;

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

        and other factors discussed under "Risk Factors" in the company's 2007 Annual Report on Form 10-K filed with the SEC on August 24, 2007. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

        We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (FAS 52). The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

        There were no significant changes in our internal control over financial reporting in the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. However, our management does expect that the control system provides reasonable assurance that its objectives will be met. A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system's objectives will be met. In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system. Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls. The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. As a result, they may require change or revision. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Nevertheless, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 "Contingent Liabilities," of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ending September 30, 2007.

ITEM 1A. RISK FACTORS.

        There are no material changes from risk factors as previously disclosed in our 2007 Annual Report on Form 10-K (File No. 001-16159) filed on August 24, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On July 2, 2007, the company issued 7,450 shares of the company's class A common stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act because the shares were issued in a transaction not involving a public offering.

Issuer Purchases of Equity Securities

        The table below presents specified information about the company's stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	100,000	$49.91	100,000	728,934
August 1, 2007 through August 31, 2007	101,600	45.87	101,600	627,334
September 1, 2007 through September 30, 2007	97,600	45.74	97,600	529,734

Total	299,200		299,200

        During the first quarter of fiscal year 2007, the company's board of directors approved the repurchase of up to 1,500,000 shares of our Class A common stock. Shares that the company repurchases are primarily issued in connection with the company's employee benefit plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS.

10.1	Third Amendment to the Amended and Restated Revolving Credit Agreement(1)
10.2	Share Purchase and Transfer Agreement between Allianz Lebensversicherungs Aktiengesellschaft and Watson Wyatt GmbH(1)
10.3	Amended Compensation Plan for Outside Directors(1)
21	Subsidiaries of Watson Wyatt Worldwide, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed with this Form 10-Q

  1. Signatures

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ JOHN J. HALEY		November 9, 2007
Name:	John J. Haley	Date
Title:	President and Chief Executive Officer
/s/ CARL D. MAUTZ		November 9, 2007
Name:	Carl D. Mautz	Date
Title:	Vice President and Chief Financial Officer
/s/ PETER L. CHILDS		November 9, 2007
Name:	Peter L. Childs	Date
Title:	Controller

QuickLinks

WATSON WYATT WORLDWIDE, INC. INDEX TO FORM 10-Q For the Three Months Ended September 30, 2007
WATSON WYATT WORLDWIDE, INC. Condensed Consolidated Statements of Operations (Thousands of U.S. Dollars, Except Per Share Data) (Unaudited)
WATSON WYATT WORLDWIDE, INC. Condensed Consolidated Balance Sheets (Thousands of U.S. Dollars, Except Share Data) (Unaudited)
WATSON WYATT WORLDWIDE, INC. Condensed Consolidated Statements of Cash Flows (Thousands of U.S. Dollars) (Unaudited)
WATSON WYATT WORLDWIDE, INC. Condensed Consolidated Statement of Changes in Stockholders' Equity (Thousands of U.S. Dollars) (Unaudited)
WATSON WYATT WORLDWIDE, INC. Notes to the Condensed Consolidated Financial Statements (Tabular amounts are in thousands, except per share data) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Condensed Consolidated Statements of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES.
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS.