Form 10-Q
period 2007-12-31
Watson Wyatt Worldwide, Inc.
filed 2008-02-08
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2008.

Class	Outstanding at January 31, 2008
Class A Common Stock, $.01 par value per share	42,228,986 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2007

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006

Revenue	$447,032	$366,425	$848,719	$702,429

Costs of providing services:
Salaries and employee benefits	249,073	201,045	468,436	386,640
Professional and subcontracted services	29,293	26,130	54,820	46,165
Occupancy, communications and other	49,307	45,682	93,232	86,633
General and administrative expenses	41,791	39,461	86,096	77,560
Depreciation and amortization	17,626	13,923	34,960	26,674
	387,090	326,241	737,544	623,672

Income from operations	59,942	40,184	111,175	78,757

Loss from affiliates	(1,499)	(638)	(574)	(867)
Interest expense	(1,969)	(589)	(4,227)	(1,032)
Interest income	927	762	2,771	2,212
Other non-operating income	186	68	275	104

Income before income taxes	57,587	39,787	109,420	79,174

Provision for income taxes	20,806	13,793	38,195	28,366

Net income	$36,781	$25,994	$71,225	$50,808

Earnings per share:
Net income — Basic	$0.87	$0.61	$1.68	$1.20
Net income — Diluted	$0.82	$0.58	$1.60	$1.14

Weighted average shares of common stock, basic (000)	42,338	42,407	42,313	42,401
Weighted average shares of common stock, diluted (000)	44,649	44,525	44,652	44,545

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share Data)

(Unaudited)

	December 31,	June 30,
	2007	2007

Assets
Cash and cash equivalents	$103,583	$248,186
Receivables from clients:
Billed, net of allowances of $10,418 and $6,216	251,524	227,130
Unbilled, at estimated net realizable value	125,778	109,697
	377,302	336,827

Other current assets	77,424	51,749
Total current assets	558,309	636,762

Fixed assets, net	178,046	172,147
Deferred income taxes	69,424	66,751
Goodwill	608,883	382,936
Intangible assets, net	235,156	211,715
Other assets	59,988	59,398

Total Assets	$1,709,806	$1,529,709

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$271,883	$303,346
Income taxes payable and deferred	8,006	7,062
Total current liabilities	279,889	310,408

Revolving credit facility	107,000	105,000
Accrued retirement benefits	227,241	198,677
Deferred rent and accrued lease losses	30,366	32,686
Contingency stock payable	98,436	—
Other noncurrent liabilities	104,858	95,419

Total Liabilities	847,790	742,190

Commitments and contingencies

Stockholders’ Equity
Preferred Stock — No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock — $.01 par value:
99,000,000 shares authorized; 42,763,451 and 42,513,451 issued and 42,316,919 and 42,430,316 outstanding	428	428
Additional paid—in capital	398,706	395,521
Treasury stock, at cost — 446,532 and 463,659 shares	(21,102)	(22,251)
Retained earnings	397,155	336,101
Accumulated other comprehensive income	86,829	77,720
Total Stockholders’ Equity	862,016	787,519

Total Liabilities and Stockholders’ Equity	$1,709,806	$1,529,709

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Six months ended December 31,
	2007	2006

Cash flows from/(used in) operating activities:
Net income	$71,225	$50,808
Adjustments to reconcile net income to net cash (used in)/from operating activities:
Provision for doubtful receivables from clients	7,706	4,932
Depreciation	26,948	22,025
Amortization of intangible assets	8,012	4,649
Provision for (benefit from) deferred income taxes	2,024	2,087
Loss from affiliates	574	867
Other, net	1,379	188
Changes in operating assets and liabilities, net of business acquisitions:
Receivables from clients	(29,215)	(34,754)
Other current assets	(13,921)	(30,197)
Other assets	727	585
Accounts payable and accrued liabilities	(26,682)	(57,618)
Income taxes payable and deferred	1,431	6,020
Accrued retirement benefits	4,308	6,180
Deferred rent and accrued lease losses	(2,320)	(752)
Other noncurrent liabilities	(3,924)	5,914
Cash flows from/ (used in) operating activities:	48,272	(19,066)

Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	(134,748)	(1,322)
Purchases of fixed assets	(12,844)	(18,586)
Capitalized software costs	(12,256)	(10,672)
Investment in PCIC	(1,914)	—
Contingent proceeds from divestitures	275	104
Cash flows used in investing activities:	(161,487)	(30,476)

Cash flows used in financing activities:
Borrowings (repayments) under Credit Facility	2,000	(30,000)
Dividends paid	(6,360)	(6,358)
Repurchases of common stock	(28,282)	(20,065)
Issuances of common stock and excess tax benefit	7,504	6,814
Cash flows used in financing activities:	(25,138)	(49,609)

Effect of exchange rates on cash	(6,250)	2,277

Decrease in cash and cash equivalents	(144,603)	(96,874)

Cash and cash equivalents at beginning of period	248,186	165,345

Cash and cash equivalents at end of period	$103,583	$68,471

Supplemental disclosures:
Cash paid for interest	$4,227	$1,031
Cash paid for income taxes, net of refunds	$33,808	$29,871

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

(Unaudited)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Income	Total

Balance at June 30, 2007	42,299	$428	$395,521	$(22,251)	$336,101	$77,720	$787,519
Adoption of FIN 48 — tax liability adjustment	—	—	—	—	(3,813)	—	(3,813)
Adoption of FAS 158 — pension liability adjustment	—	—	—	—	—	1,106	1,106
Comprehensive income:
Net income	—	—	—	—	71,225	—	71,225
Foreign currency translation adjustment, net of tax	—	—	—	—	—	8,003	8,003
Total comprehensive income							79,228
Cash dividends declared	—	—	—	—	(6,358)	—	(6,358)
Repurchases of common stock	(600)	—	—	(28,282)	—	—	(28,282)
Issuance of common stock — WisdomNet acquisition	7	—	17	360	—	—	377
Issuances of common stock and excess tax benefit	611	—	3,168	29,071	—	—	32,239

Balance at December 31, 2007	42,317	$428	$398,706	$(21,102)	$397,155	$86,829	$862,016

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

Our fiscal year 2008 began July 1, 2007 and ends June 30, 2008.

The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2008.  The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2 — Business Acquisitions.

The company’s acquisition strategy identifies potential acquisitions that strengthen our geographic delivery of services to clients or enhance practices in various parts of the world. Acquisition candidates are evaluated on their cultural consistency with Watson Wyatt values within the company’s strategy. When those conditions are met, the company values potential acquisitions so as to be accretive to earnings.

Assets acquired and liabilities assumed as a result of our acquisitions are recorded at their respective fair values as of the business combination date.  The determination of estimated fair value requires management to make significant estimates and assumptions.

Acquisitions that we have completed recently include the following:

Dr. Dr. Heissmann GmbH

On July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH (“Heissmann”) for approximately $136 million (€99 million in cash plus approximately $2.0 million in transaction costs).  Heissmann is a leading actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France.  As of July 20, 2007, Heissmann employed approximately 360 associates.  Annual revenue, including subsidiaries, was approximately $70 million (€52 million) for their fiscal year ended March 31, 2007.  The financial results of Heissmann have been consolidated into the company’s financial statements effective July 1, 2007.

The company has determined the following preliminary fair values for the assets purchased and liabilities assumed in the Heissmann acquisition:

	July 1, 2007 (in thousands)
Total purchase price		$136,117
Less net assets acquired:
Customer related intangibles	$27,070
Non-compete agreements	541
Trade-name intangible	271
Core/developed technology intangibles	1,218
Cash	12,824
Client receivables and unbilled revenue	18,966
Fixed assets	4,589
Other assets	5,826
Liabilities	(43,273)
Net assets acquired		28,032
Goodwill		$108,085

The allocation of the purchase price resulted in the allocation of $108.1 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits Group	$103,761
Human Capital Group	2,162
Investment Consulting Group	2,162
Allocation of goodwill to business segments	$108,085

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

In connection with this acquisition, payment of up to an additional €8.0 million worth of Class A shares (approximately 250,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ended January 31, 2008.  As of September 30, 2007, management had concluded that the contingencies associated with the payment of an additional 250,000 shares are expected to be met. As a result, these shares are included in fully diluted earnings per share since September 30, 2007.  The issuance of these shares will be accounted for as additional goodwill.

Watson Wyatt LLP

On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt LLP (“WWLLP”) (the “WWLLP business combination”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership. The financial results of WWLLP have been consolidated into the company’s financial statements since August 1, 2005.

In addition to the initial purchase price, the terms of the purchase agreement called for an additional 1,950,000 shares to be paid to the former partners of WWLLP, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.  The contingency was met in the first quarter of fiscal year 2008 and the company’s balance sheet reflects the accrued liability along with a corresponding increase in goodwill.  The company expects that the contingent shares will be issued during fiscal year 2008.

Note 3 — Segment Information.

We have five reportable operating segments or practice areas as follows:

(1)	Benefits Group
(2)	Human Capital Group
(3)	Technology and Administration Solutions Group
(4)	Investment Consulting Group
(5)	Insurance and Financial Services Group

Management evaluates the performance of its segments and allocates resources to them based on net operating income.

The table below presents specified information about reported segments as of and for the three months ended December 31, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$244,096	$53,450	$49,570	$42,362	$30,331	$419,809
Net operating income	63,883	12,538	16,431	14,613	(296)	107,169
Receivables	254,893	51,140	22,557	27,881	30,301	386,772

The table below presents specified information about reported segments as of and for the three months ended December 31, 2006:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$196,709	$45,536	$41,504	$32,557	$26,985	$343,291
Net operating income	47,923	8,322	10,689	10,118	3,261	80,313
Receivables	208,726	45,644	21,953	23,526	28,393	328,242

The table below presents specified information about reported segments as of and for the six months ended December 31, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$470,665	$96,164	$90,047	$82,306	$58,332	$797,514
Net operating income	120,933	18,125	24,810	28,734	1,154	193,756
Receivables	254,893	51,140	22,557	27,881	30,301	386,772

The table below presents specified information about reported segments as of and for the six months ended December 31, 2006:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$382,064	$85,115	$78,705	$59,925	$53,368	$659,177
Net operating income	92,845	13,376	19,084	16,684	8,330	150,319
Receivables	208,726	45,644	21,953	23,526	28,393	328,242

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and six month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Revenue:
Total segment revenue	$419,809	$343,291	$797,514	$659,177
Reimbursable expenses and other not included in total segment revenue	15,687	12,681	28,246	22,965
All other segments	11,536	10,453	22,959	20,287
Consolidated fees	$447,032	$366,425	$848,719	$702,429

Net Operating Income:
Total segment net operating income	$107,169	$80,313	$193,756	$150,319
Income from affiliates	(1,499)	(638)	(574)	(867)
Differences in allocation methods(1)	(3,120)	(5,031)	(3,585)	(7,262)
Gain on sale of Business units	—	68	—	104
Discretionary compensation	(52,490)	(36,460)	(93,880)	(66,380)
All other segments	3,171	(2,361)	6,611	(3,756)
Other, net	4,356	3,896	7,092	7,016
Consolidated pretax income	$57,587	$39,787	$109,420	$79,174

Receivables:
Total segment receivables — billed and unbilled(2)	$386,772	$328,242	$386,772	$328,242
All other segments	6,672	7,159	6,672	7,159
Net valuation differences	(16,142)	(2,001)	(16,142)	(2,001)
Total billed and unbilled receivables	377,302	333,400	377,302	333,400
Assets not reported by segment (3)	1,332,504	899,061	1,332,504	899,061
Consolidated assets	$1,709,806	$1,232,461	$1,709,806	$1,232,461

(1) General and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment.  To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for U.S. GAAP purposes.

(2) Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenues — cash collections and invoices generated in excess of revenue recognized in the segment revenues.

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $844.0 million.

Note 4 — Share–based Compensation.

The company has four share–based compensation plans, which are described below.  These compensation plans include the 2001 Deferred Stock Unit Plan for Selected Employees, the Amended Compensation Plan for Outside Directors, the 2001 Employee Stock Purchase Plan and the 2000 Long–Term Incentive Plan.  All four plans have been approved by stockholders.

2001 Deferred Stock Unit Plan for Selected Employees

Deferred Stock Units — The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus.  Shares under this plan are awarded during the first quarter of each fiscal year.  During the first quarter of fiscal year 2008, 349,118 shares of common stock were awarded at an average market price of $47.63 for a total fair value of $16.6 million.  During the first quarter of fiscal year 2007, 300,552 shares of common stock were awarded at a market price of $40.48 for a total fair value of $12.2 million.

SBI Program  — The Performance Share Bonus Incentive Program (the “SBI Program”), as approved by the company’s Board of Directors pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees, is a long—term stock bonus arrangement for senior executives of the company and its affiliates. The SBI program is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on the value of the cash portion of the eligible participant’s fiscal year—end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the fiscal year end prior to grant.  Participants may vest between zero and 170% of the target number of deferred stock units based on the extent to which financial performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period.  For the fiscal years 2006 through 2008 and the 2007 through 2009 performance periods, the vesting criteria are based upon growth in earnings per share and revenue.  During the first quarter of fiscal year 2008, 129,636 shares were awarded to certain senior executive officers under the SBI plan for the fiscal year 2005 through 2007 performance period, which represented vesting at 170% of the target number of deferred stock units.  The receipt of 80,452 of these shares was deferred in conjunction with the company’s Senior Officer Deferred Compensation Program.

Amended Compensation Plan for Outside Directors

The Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) provides for the cash and stock compensation of outside Directors.  Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly for services provided during the preceding quarter.  In addition, outside Directors receive shares with a grant date market value of $90,000 at the end of each fiscal year for services performed during the preceding fiscal year. Approximately $0.3 million of compensation expense was recorded relative to this plan during the first six months of both fiscal year 2008 and fiscal year 2007.

2001 Employee Stock Purchase Plan

The Employee Stock Purchase Plan enables employees to purchase shares of the company’s stock.  No compensation expense was recognized as a result of this plan during the first six months of fiscal years 2008 or 2007.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering in fiscal year 2001.  No options have been granted under the stock option plan since fiscal year 2001 and the company does not currently intend to issue further stock options under the Stock Option Plan.

Note 5 — Retirement Benefits.

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service.  Under our plan in the U.K., benefits are based on the number of years of service and the associate’s compensation during the three years before leaving the plan. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for each of the plans is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America and the U.K. for the three and six month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007		2006
	North America	U.K.	North America	U.K.
Service Cost	$7,515	$2,750	$6,490	$3,277
Interest Cost	11,271	5,307	10,076	4,173
Expected Return on Plan Assets	(13,846)	(5,959)	(11,803)	(4,043)
Amortization of Transition Obligation	(17)	—	(10)	—
Amortization of Net Loss/(Gain)	1,678	(726)	2,270	(219)
Amortization of Prior Service Cost	(663)	4	(735)	—
Net Periodic Benefit Cost	$5,938	$1,376	$6,288	$3,188

	Six Months Ended December 31,
	2007		2006
	North America	U.K.	North America	U.K.
Service Cost	$14,882	$5,484	$12,714	$6,451
Interest Cost	22,392	10,581	20,045	8,217
Expected Return on Plan Assets	(27,629)	(11,882)	(23,534)	(7,960)
Amortization of Transition Obligation	(32)	—	(20)	—
Amortization of Net Loss/(Gain)	3,064	(1,447)	4,328	(431)
Amortization of Prior Service Cost	(1,297)	8	(1,469)	—
Net Periodic Benefit Cost	$11,380	$2,744	$12,064	$6,277

The fiscal year 2008 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2007 for the North America and U.K. plans:

	North America	U.K.
Discount rate	6.25%	5.80%
Expected long-term rate of return on assets	8.75%	5.69%
Rate of increase in compensation levels	3.84%	4.95%

Employer Contributions

The company made $900,000 in contributions to North American plans during the first six months of fiscal year 2008.  An additional pension contribution of $15.0 million was made in January 2008.  We anticipate that $700,000 will be contributed by the company to the North American pension plans over the remainder of the fiscal year.

The company made $10.5 million in contributions to the U.K. plans during the first six months of fiscal year 2008 and anticipates making $12.8 million in contributions over the remainder of the fiscal year.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Service cost	$385	$406	$770	$811
Interest cost	681	649	1,363	1,297
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of net gain	(113)	(39)	(226)	(78)
Amortization of prior service cost	(166)	(165)	(332)	(330)
Net periodic benefit cost	$787	$851	$1,575	$1,700

Employer Contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $900,000 in each of the three months ended December 31, 2007 and 2006  and contributions of $1.6 million and $1.7 million in the six months ended December 31, 2007 and 2006, respectively.  We plan to make additional payments of approximately $1.5 million through the remainder of the fiscal year.

Note 6 — Goodwill & Intangible Assets.

The components of goodwill and intangible assets are outlined below for the six months ended December 31, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	All Other Segments	Total
Balance as of June 30, 2007	$208,453	$22,805	$46,662	$44,897	$58,905	$1,214	$382,936
Goodwill acquired	155,755	9,130	15,429	15,155	18,211	—	213,680
Translation adjustment and other	13,029	261	(500)	130	(653)	—	12,267
Balance as of December 31, 2007	$377,237	$32,196	$61,591	$60,182	$76,463	$1,214	$608,883

The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended December 31, 2007:

	Trademark & trade name	Customer related intangible	Core/developed technology	Non-compete agreements	Total
Balance as of June 30, 2007	$122,666	$76,270	$12,256	$523	$211,715
Intangible assets acquired during the period	391	27,271	5,548	611	33,821
Amortization expense	(101)	(5,043)	(2,604)	(265)	(8,013)
Translation adjustment	(1,290)	(978)	(93)	(6)	(2,367)
Balance as of December 31, 2007	$121,666	$97,520	$15,107	$863	$235,156

The following table reflects the carrying value of intangible assets at December 31, 2007 and June 30, 2007:

	December 31, 2007		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark & trade name	$121,767	$101	$122,666	$—
Customer related intangibles	113,419	15,899	85,064	8,794
Core/developed technology	24,783	9,676	17,935	5,679
Non-compete	1,213	350	1,028	505
Total intangible assets	$261,182	$26,026	$226,693	$14,978

A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles and core/developed technology reflects translation adjustments between June 30, 2007 and December 31, 2007.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at December 31, 2007, was 9.3 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30:	Amount
2008	$7,647
2009	15,294
2010	14,619
2011	10,897
2012	10,569
Thereafter	54,756
Total	$113,782

Note 7 — Earnings Per Share.

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the three and six month periods ended December 31, 2007 and 2006.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, stock-based compensation plans, and employee stock purchase plan shares using the “treasury stock” method over the same measurement period.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net income	$36,781	$25,994	$71,225	$50,808

Weighted average outstanding shares of common stock	42,338	42,407	42,313	42,401
Dilutive effect of employee stock options and employee stock purchase plan shares	2,311	2,118	2,339	2,144

Common stock and stock equivalents	44,649	44,525	44,652	44,545

Basic earnings per share:
Net income	$0.87	$0.61	$1.68	$1.20
Diluted earnings per share:
Net income	$0.82	$0.58	$1.60	$1.14

The diluted earnings per share calculation for the three and six month periods ended December 31, 2007 assumes that 250,000 contingent shares related to the WWN and 1,950,000 contingent shares related to the WWLLP business combinations had been issued and outstanding for the entire three and six month periods ended December 31, 2007.  See Note 10 of this report for further information regarding the WWN contingent shares.

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

As of December 31, 2007, our sole affiliate investment consists of an equity investment in Professional Consultants Insurance Company, Inc. (PCIC), which will continue to be accounted for under the equity method. The company evaluated this investment in order to determine the applicability of FIN 46(R). Since the company is not obligated to absorb a majority of expected losses or residual returns in this entity, the company is not required to consolidate this entity.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.

Capital contributions to PCIC are required when approved by a majority of its stockholders.  In July 2007, the Shareholders of PCIC approved a requirement for an additional capital contribution.  As a result, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit provided to PCIC by $2.6 million in lieu of a higher cash capital contribution.  From the time PCIC was organized through December 31, 2007, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through letters of credit totaling $10.6 million.  Our ownership interest in PCIC as of December 31, 2007 and 2006 was 36.43 percent and 34.15 percent, respectively.

Management believes that the company’s maximum financial statement exposure regarding its investment in PCIC as of December 31, 2007 is limited to the carrying value of the company’s investment in PCIC of $4.4 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $15.0 million.

Note 9 — Comprehensive Income.

Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss.  For the three months ended December 31, 2007, comprehensive income totaled $24.0 million compared with $50.6 million for the three months ended December 31, 2006.  For the six months ended December 31, 2007, comprehensive income totaled $79.2 million, compared with $82.0 million for the six months ended December 31, 2006.

Note 10 — Restricted Shares.

In conjunction with our business acquisition of Watson Wyatt LLP (WWLLP) on July 31, 2005, we issued 9,090,571 Class A shares, 4,749,797 of which were subject to sale restrictions.  On July 31,  2006, and July 31,  2007, sale restrictions expired on 2,339,761 shares and 2,410,036 shares, respectively.  As of September 30, 2007, the contingencies associated with the payment of an additional 1,950,000 Class A shares were met.  The company expects that the contingent shares will be issued during fiscal year 2008. Sale of these shares will be restricted until July 31, 2009.

In conjunction with our acquisition of WWN on February 1, 2007, we issued 252,285 Class A common shares which were subject to contractual transfer restrictions.  Transfer restrictions will expire on 50% of these shares on each of February 1, 2008 and 2009.  The payment of up to an additional €8.0 million of Class A shares (approximately 250,000 shares) after January 31, 2008 is contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ended January 31, 2008.  Sale of these shares, if issued, will also be subject to contractual transfer restrictions that will expire on 50% of these shares on each of the first and second anniversaries of issuance of the shares. The diluted earnings per share calculation assumes these contingent shares had been issued at the beginning of fiscal year 2008.  See Note 2 of this report for further information regarding the business combination of WWN.

Note 11 — Guarantees.

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

Note 12 — Contingent Liabilities.

Legal Proceedings:  From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The matter reported below is the most significant pending claim against us.

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

Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company):  On July 23, 2004, we received a demand letter from Stroh’s counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth.  As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million.  The court granted in part and denied in part our motion for summary judgment, and in January 2008 the Sixth Circuit Court of Appeals reversed, holding that the entire claim is subject to arbitration.

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

Government Inquiry into Executive Compensation Disclosure: On May 11, 2007, we received an “Information Request” from the House Oversight and Government Affairs Committee (the “Committee”). The Information Request asked Watson Wyatt to identify all clients in the 2007 Fortune 250 for which we provided executive compensation consulting in addition to any other services between 2002 and 2006. The letter also requested the disclosure of revenues from executive compensation consulting and from “other services”. The stated purpose of the request was for a better understanding of “concerns that a compensation consultant’s on-going business relationships with a company could compromise the independence of the advice consultants provide to the company’s board about executive compensation.” Identical requests were made to the CEO’s of at least five other consulting firms, all of which were posted on the Committee’s website. After contacting each affected client, we responded to the Information Request by its May 23, 2007 due date by identifying clients and revenues for those that consented to disclosure. On June 29, 2007, we received a subpoena from the Committee compelling the identification of the remaining clients and revenues. We complied with the subpoena on July 10, 2007, after first providing final notice to all clients.  On December 5, 2007, the Committee held a hearing on the role played by compensation consultants in determining the pay packages of senior executives at the largest publicly traded corporations.  We received a request to appear but responded with a letter respectfully declining due to scheduling conflicts that could not be cleared on such short notice.  The hearing concluded without any clear next steps.  We have not heard from the Committee since the hearing.

Note 13 — Income Taxes.

The company adopted the provisions of FIN 48 on July 1, 2007.  The cumulative effect of adopting FIN 48 was a $13.0 million increase in the liability for uncertain tax positions, a $9.1 million increase to deferred tax assets, a $0.1 million decrease to other comprehensive income and a $3.8 million decrease to retained earnings at July 1, 2007.

Upon adoption, the gross liability for income taxes associated with uncertain tax positions at July 1, 2007 was $16.3 million.  This liability can be reduced by $8.4 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes.  The net difference of $7.9 million, if recognized, would have a $7.5 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.4 million.   At December 31, 2007, the gross liability for income taxes associated with uncertain tax positions was $11.2 million.  This liability can be reduced by $2.6 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes.  The net difference of $8.6 million, if recognized, would have an $8.3 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.3 million.

Interest and penalties related to income tax liabilities are included in income tax expense.  The company had accrued interest of $1.8 million and penalties of $1.4 million at July 1, 2007.  At December 31, 2007 the company had accrued interest of $1.9 million and penalties of $0.5 million, totaling $2.4 million.

During the six months ended December 31, 2007, the gross tax liability for uncertain tax positions decreased by $5.1 million.  This decrease was primarily related to a $5.9 million decrease due to a change in accounting method which the company filed with the Internal Revenue Service (“IRS”) in October 2007 to change the method of accounting for accrued expenses owed to foreign affiliates. Since the accounting method change was filed voluntarily, the IRS will not assess tax, interest or penalties related to the position claimed in prior tax returns.  The $5.9 million decrease in the gross tax liability relates to a deferred tax item and did not impact the company’s effective tax rate.  Gross accrued interest and penalties related to this tax position decreased $1.3 million which, net of federal tax benefits, resulted in a $1.2 million impact on the effective tax rate in the period ended December 31, 2007.

The company believes it is reasonably possible that there will be a $1.1 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.

The company and its subsidiaries conduct business globally and are subject to income tax in the US and in many states and foreign jurisdictions.  The company is currently under examination in several tax jurisdictions.  The last tax year examined and settled with the IRS was fiscal year ending June 30, 2003.  A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

Open Tax Years (fiscal year ending)
United States — Federal	2004 and forward
United States — Various States	2003 and forward
Canada — Federal	2003 and forward
Germany	2002 and forward
United Kingdom	2005 and forward

Note 14 — Recent Accounting Pronouncements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006 so it became effective for the company in the first quarter of fiscal year 2008, which began on July 1, 2007.  See Note 13 of this report for further information regarding the company’s adoption of FIN 48.

In February 2007, the FASB published Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 allows entities to choose to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, “Fair Value Measurements”. The company does not believe the adoption of FAS 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) which is a revision of FAS 141, “Business Combinations”.  This Statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to comply with the provisions of FAS 141(R) for acquisitions that occur on or after July 1, 2009. The Statement would apply prospectively to any future business combinations and therefore the impact would be determined when a business combination occurs.

Note 15 — Exit From Taft Hartley Consulting Business.

Exit from Taft-Hartley consulting business — On October 18, 2007, the company announced its intention to exit its U.S. “Taft-Hartley” retirement consulting business and its Canadian private sector, negotiated costs, trusteed plan business during fiscal year 2008.  The transition will affect approximately 70 retirement clients, accounting for approximately $15 million in annual revenue.  Two newly created companies, which will be owned and operated by individuals who were formerly Watson Wyatt associates, are expected to service these clients in the U.S. and Canada respectively, to the extent that these new companies are successful in transitioning these clients. These associates, who focus on multi-employer retirement plans, moved to the new companies on February 1, 2008.  Watson Wyatt has no ownership in these new companies, but will be compensated for release of certain non-compete obligations through receipt of a percentage of the new companies’ revenues from clients that transfer from the company for the next five years.  The transition was completed January 31, 2008 and is expected to result in a $0.03 to $0.05 reduction in the company’s fully diluted earnings per share in fiscal year 2008.  Additionally, the company may incur up to $1.5 million in one-time restructuring charges related to this transition in fiscal year 2008.

Note 16 — Subsequent Event.

Accounting for PCIC — PCIC, the company’s captive insurance company (as further described in Note 8), notified Watson Wyatt in January 2008 that it had increased reserves during the quarter ended December 31, 2007 in response to unusually rapid development of one existing claim against one of its participating firms.

As a result of the claim development (and not to any change in reserving methodology), PCIC has determined that it will experience an unusually large loss for the quarter ended December 31, 2007.  The company’s share of this loss is $3.2 million, as determined under the equity method of accounting that the company employs relative to PCIC.  The company has included this loss in its results for the quarter ended December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Human Capital Consulting, Technology and Administration Solutions, Investment Consulting, and Insurance and Financial Services operating from 105 offices in 32 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employed approximately 7,220 and 6,670 associates as of December 31, 2007 and June 30, 2007 respectively, in the following practice areas:

	December 31,	June 30,
	2007	2007
Benefits Group	3,270	2,900
Human Capital Group	835	885
Technology and Administration Solutions Group	830	735
Investment Consulting Group	450	395
Insurance & Financial Services Group	425	390
Other (including Communication)	805	785
Corporate	605	580
Total	7,220	6,670

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

In the short term, our revenues are driven by many factors including the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices, the general state of the global economy and the resulting level of discretionary spending by our clients and the ability of our consultants to attract new clients or cross-sell to existing clients.  In the long term, we expect that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique combination of benefits and human capital consulting as well as strategic technology solutions.

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group — The Benefits Group, accounting for 55 percent of our total second quarter fiscal year 2008 revenues, is the foundation of our business.  Retirement, the core of our Benefits Group business, lags reduction in discretionary spending compared to our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, leverage from other practices, increased global demand and increased market share.   Services provided through the Benefits Group include the following:

•                  Design and management of benefit programs

•                  Actuarial services including development of funding and risk management strategies

•                  Expatriate and international human resource strategies

•                  Mergers and acquisitions

•                  Strategic workforce planning

•                  Compliance and governance

Human Capital Group — Our Human Capital Group (HCG), accounting for 12 percent of our total second quarter fiscal year 2008 revenues, generally encompasses short-term projects, although the percentage of recurring projects has grown in the U.S. as a result of new regulations in the legal and accounting field.  As a result, sensitivity of this segment to cyclical economic fluctuations may diminish.  Services provided through HCG include the following:

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

•                  Organization effectiveness consulting, including talent management

•                  Strategies for attracting, retaining and motivating employees

•                  Data services

Technology and Administration Solutions Group — Our Technology and Administration Solutions Group (TAS), accounting for 11 percent of our total second quarter fiscal year 2008 revenues, provides information technology services to our clients.  Revenue for TAS is relatively stable, compared to what it had historically experienced in an economic downturn, because of its long term contracts associated with the administration business.  Income in this segment is slightly greater in the first half of the fiscal year because of the timing of the typical enrollment season for benefits.  Services provided through the TAS Group include the following:

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

•                  Administration outsourcing solutions for health and welfare and pension benefits

•                  Call center strategy, design and tools

•                  Strategic human resource technology and service delivery consulting

•                  Targeted online compensation and benefits statements, content management and call center case management solutions

Investment Consulting Group — Our Investment Consulting Group accounts for 9 percent of our total second quarter fiscal year 2008 revenues.  This business, although relationship based, can be affected by an increasingly complex investment landscape as well as by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.  Services provided through our Investment Consulting Group include the following:

•                  Investment consulting services to pension plans and other institutional funds

•                  Input on governance and regulatory issues

•                  Analysis of asset allocation and investment strategies

•                  Investment structure analysis, selection and evaluation of managers, and performance monitoring

Insurance & Financial Services Group — Our Insurance & Financial Services Group (I&FS) accounts for 7 percent of our total second quarter fiscal year 2008 revenues. This business is largely a project-based business and therefore could be cyclical.  Services provided through I&FS include the following:

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

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2008 (December 31, 2007) and as of the end of fiscal year 2007 (June 30, 2007), Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2007 and 2006, Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2007 and 2006 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six month period ended December 31, 2007.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed.  No single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

For the six months ended December 31, 2007 and fiscal years ended June 30, 2007 and 2006, the company’s top six markets based on percentage of consolidated revenue were as follows:

	Six Months	Fiscal Year
Geographic Region	2008	2007	2006
United States	39%	44%	44%
United Kingdom	31	31	32
Germany	5	1	1
Canada	4	4	5
Netherlands	3	1	1
Greater China	2	2	1

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the most recent three fiscal years, approximately 50 to 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue. For the second quarter of fiscal year 2008, approximately 55 percent of professional and subcontracted services represent these reimbursable services.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption and different estimates that we could have used or changes in the estimate that are reasonably likely to occur may have a material impact on our financial statements and results of operations.

Revenue Recognition

Revenue includes fees primarily generated from consulting services provided.  We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client.  We have terms and conditions with our clients that support our engagements.  These terms and conditions can only be changed upon agreement by both parties. Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.

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

Our system projects are typically found in our Technology and Administration Solutions Group.  They tend to be more complex projects that are longer in duration and subject to more changes in scope as the project progresses than projects undertaken in other segments. We evaluate at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current status is accounted for properly.  Our Technology and Administration Solutions Group contracts generally provide that if the client terminates a contract, the company is entitled to payment for services performed through termination.

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

An estimated annual bonus amount is initially developed at the beginning of each fiscal year in conjunction with our budgeting process.  Quarterly, estimated annual operating performance is reviewed by the company and the discretionary annual bonus amount is then adjusted, if necessary, by management to reflect changes in the forecast of net income for the year. In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters as a constant percentage of estimated future net income.  Annual bonus levels may vary from current expectations as a result of changes in the company’s forecast of net income and competitive employment market conditions.

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

Determination of our obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus.  A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation and related expense.  For this reason, management employs a long-term view so that assumptions do not change frequently in response to short-term volatility in the economy.  Any difference between actual and assumed results is amortized into our pension expense over the average remaining service period of participating employees.  We consider several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer comparisons.

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

The expected long-term rate of return on assets assumption remained at 8.75 percent per annum, unchanged from fiscal year 2006 and 25 basis points lower than the 9.00 percent rate used in fiscal year 2005. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first six months of fiscal year 2008 was less than 1 percent, compared to a return of 9.7 percent in the first six months of fiscal year 2007.

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2008 Pre-Tax Pension Expense
25 basis point decrease in discount rate	$	+3.3 million
25 basis point increase in discount rate		$(3.2) million
25 basis point decrease in expected return on assets	$	+1.0 million
25 basis point increase in expected return on assets		$(1.0) million

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

United Kingdom

The following assumptions were used in the valuation of our U.K. plan at June 30, 2007 and 2006 and July 31, 2005, the date of the business combination with WWLLP:

	Period Ended
	June 30,	June 30,	July 31,
	2007	2006	2005
Discount rate	5.80%	5.10%	5.00%
Expected long-term rate of return on assets	5.69%	5.63%	5.63%
Rate of increase in compensation levels	4.95%	4.75%	4.75%

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

The expected long-term rate of return on assets assumption increased to 5.69 percent per annum for fiscal year 2007 from 5.63 percent per annum for fiscal year 2006.  The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.   The return on assets through the first six months of fiscal year 2008 has been 5.0 percent, compared to a return of 5.3 percent in the first six months of fiscal year 2007.

The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Change in Assumption	Effect on FY2008 Pre-Tax Pension Expense
25 basis point decrease in discount rate	$	+1.3 million
25 basis point increase in discount rate		$(1.2) million
25 basis point decrease in expected return on assets	$	+0.5 million
25 basis point increase in expected return on assets		$(0.5) million

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

Results of Operations

The table below sets forth our historical Condensed Consolidated Statements of Operations data as a percentage of change between periods indicated:

Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended December 31,			Six Months Ended December 31,
			%			%
	2007	2006	Change	2007	2006	Change
	(Unaudited)			(Unaudited)

Revenue	$447,032	$366,425	22.0%	$848,719	$702,429	20.8%

Costs of providing services:
Salaries and employee benefits	249,073	201,045	23.9	468,436	386,640	21.2
Professional and subcontracted Services	29,293	26,130	12.1	54,820	46,165	18.7
Occupancy, communications and Other	49,307	45,682	7.9	93,232	86,633	7.6
General and administrative expenses	41,791	39,461	5.9	86,096	77,560	11.0
Depreciation and amortization	17,626	13,923	26.6	34,960	26,674	31.1
	387,090	326,241	18.7	737,544	623,672	18.3

Income from operations	59,942	40,184	49.2	111,175	78,757	41.2

Loss from affiliates	(1,499)	(638)	135.0	(574)	(867)	(33.8)
Interest expense	(1,969)	(589)	234.3	(4,227)	(1,032)	309.6
Interest income	927	762	21.7	2,771	2,212	25.3
Other non-operating income	186	68	173.5	275	104	164.4

Income before income taxes	57,587	39,787	44.7	109,420	79,174	38.2

Provision for income taxes	20,806	13,793	50.8	38,195	28,366	34.7

Net Income	$36,781	$25,994	41.5%	$71,225	$50,808	40.2%

Three and Six Months Ended December 31, 2007 Compared to the Three and Six Months Ended December 31, 2006

Revenue.

Revenues for the second quarter of fiscal year 2008 were $447.0 million, an increase of $80.6 million, or 22.0 percent from $366.4 million in the second quarter of fiscal year 2007.   This increase includes revenues from our recent acquisitions of Heissmann and WWN of $33.2 million as well as the impact of changes in foreign currency exchange rates, which account for 9.7 and 3.5 percentage points, respectively, of the increase.  Excluding these factors, revenues for the second quarter of fiscal year 2008 grew by 9.9 percent.

The average exchange rate used to translate our revenues earned in British Pounds increased to 2.0421 for the second quarter of fiscal year 2008 from 1.9260 for the second quarter of fiscal year 2007, and the average exchange rate used to translate our revenues earned in Euros increased to 1.4493 for the second quarter of fiscal year 2008 from 1.2972 for the second quarter of fiscal year 2007.  The appreciation of the British Pound and the Euro resulted in $11 million of the increase in revenues in the second quarter of fiscal year 2008.  The average exchange rate used to translate our revenues earned in Canadian dollars also appreciated 12 percent compared to the second quarter of fiscal year 2007 and resulted in $2 million of the increase in revenues during the quarter.  Changes in the value of other foreign currencies in Asia-Pacific and Latin America relative to the U.S. dollar resulted in $2 million of the increase in the second quarter of fiscal year 2008 revenues.

The increases in our segment revenue for the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007 are as follows:

•                  Benefits increased revenues $47.4 million, or 24.1 percent, over the second quarter of fiscal year 2007.  This increase includes the impact of acquisitions and changes in foreign currency exchange rates which account for 15.4 and 3.8 percentage points, respectively, of the increase.  Revenues for the Benefits practice for the second quarter of fiscal year 2008 grew by 4.9 percent after excluding these factors.   This remaining increase is attributable to increased demand for our services, particularly in North America and Europe.

•                  Human Capital increased revenues $7.9 million, or 17.4 percent, over the second quarter of fiscal year 2007.  Revenue growth after excluding the impact of changes in foreign currency exchange rates was 15.1 percent.  This increase is primarily due to increased demand for our executive compensation consulting practice and our data services business.

•                  Technology and Administration Solutions increased revenues $8.1 million, or 19.4 percent, over the second quarter of fiscal year 2007.  Revenue growth after excluding the impact of changes in foreign currency exchange rates was 17.0 percent.  This increase is largely due to system modifications made to pension administration systems as clients implemented provisions of the Pension Protection Act as well as to an increase in the number of health and welfare projects that are in on-going service delivery in the U.S.  At December 31, 2007, the company had 111 projects in on-going service delivery and 60 projects in implementation.  At December 31, 2006, the company had 75 projects in on-going service delivery and 60 projects in implementation.

•                  Investment Consulting increased revenues $9.8 million, or 30.1 percent, over the second quarter of fiscal year 2007.  Revenue growth after excluding the impact of changes in foreign currency exchange rates was 24.6 percent.  This increase is primarily due to an increase in demand for our investment strategy advice.

•                  Insurance and Financial Services increased revenues $3.4 million, or 12.4 percent, over the second quarter of fiscal year 2007.  Revenue growth after excluding the impact of changes in foreign currency exchange rates was 7.6 percent.  This increase is primarily due to an increase in demand for our services in Continental Europe and Asia-Pacific.

Revenues for the six months ended December 31, 2007 were $848.7 million, an increase of $146.3 million, or 20.8 percent, from $702.4 million for the six months ended December 31, 2006.  This increase includes revenues from our recent acquisitions of Heissmann and WWN of $57.2 million as well as the impact of changes in foreign currency exchange rates, which account for 8.1 and 4.1 percentage points, respectively, of the increase.  Excluding these factors, revenues for the six months ended December 31, 2007 grew by 9.1 percent.

The average exchange rate used to translate our revenues earned in British Pounds increased to 2.0325 for the six months ended December 31, 2007 from 1.9036 for the six months ended December 31, 2006, and the average exchange rate used to translate our revenues earned in Euros increased to 1.4116 for the six months ended December 31, 2007 from 1.2895 for the six months ended December 31, 2006.  The appreciation of the British Pound and the Euro resulted in $21 million of the increase in revenues in the first six months of fiscal year 2008.  The average exchange rate used to translate our revenues earned in Canadian dollars also appreciated 11 percent compared to the six months ended December 31, 2006 and resulted in $3 million of the increase in revenues during the six months ended December 31, 2007.  Changes in the value of other foreign currencies in Asia-Pacific and Latin America relative to the U.S. dollar resulted in $3 million of the increase in revenues for the six months ended December 31, 2007.

The increases in our segment revenue for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 are as follows:

•                  Benefits increased revenues $88.6 million, or 23.2 percent, over the six months ended December 31, 2006.  This increase includes the impact of acquisitions and changes in foreign currency exchange rates which account for 14.3 and 4.0 percentage points, respectively, of the increase.  Revenues for the Benefits practice for the six months ended December 31, 2007 grew by 4.9 percent after excluding these factors.   This remaining increase is attributable to increased demand for our services, particularly in North America and Europe.

•                  Human Capital Group increased revenues $11.1 million, or 13.0 percent, over the six months ended December 31, 2006.  Revenue growth after excluding the impact of changes in foreign currency exchange rates was 10.7 percent.  This increase is primarily due to increased demand for our executive compensation consulting practice and our data services business.

•                  Technology and Administration Solutions increased revenues $11.3 million, or 14.4 percent, over the six months ended December 31, 2006.  Revenue growth after excluding the impact of changes in foreign currency exchange rates was 11.6 percent.  This increase is largely due to system modifications made to pension administration systems as clients implemented provisions of the Pension Protection Act as well as to an increase in the number of health and welfare projects that are in on-going service delivery in the U.S.  At December 31, 2007, the company had 111 projects in on-going service delivery and 60 projects in implementation.  At December 31, 2006, the company had 75 projects in on-going service delivery and 60 projects in implementation.

•                  Investment Consulting increased revenues $22.4 million, or 37.3 percent, over the six months ended December 31, 2006.  Revenue growth after excluding the impact of changes in foreign currency exchange rates was 30.9 percent.  This increase is primarily due to an increase in demand for our investment strategy advice.

•                  Insurance and Financial Services increased revenues $5.0 million, or 9.3 percent, over the six months ended December 31, 2006.  Revenue growth after excluding the impact of changes in foreign currency exchange rates was 4.0 percent.  This increase is primarily due to an increase in demand for our services in Continental Europe and Asia-Pacific.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the second quarter of fiscal year 2008 were $249.1 million compared to $201.0 million for the second quarter of fiscal year 2007, an increase of $48.1 million or 23.9 percent.  Of this increase $19.7 million, or 9.8 percentage points, can be attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 5.3 percentage points can be attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, is principally due to $12.8 million of salary and wage tax increases, higher accrual for discretionary compensation expense of $11.3 million, as well as an increase in other benefits, including pension  As a percentage of revenue, salaries and employee benefits increased to 55.7 percent from 54.9 percent.

Salaries and employee benefit expenses for the first six months of fiscal year 2008 were $468.4 million compared to $386.6 million for the first six months of fiscal year 2007, an increase of $81.8 million or 21.2 percent.  Of this increase $38.1 million, or 9.9 percentage points, can be attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 5.2 percentage points can be attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, is principally due to $27.2 million of salary and wage tax increases, $18.9 million of discretionary compensation, partially offset by decreases in other benefits, including pension.  As a percentage of revenue, salaries and employee benefits remained at 55.0 percent for both periods.

Professional and Subcontracted Services.

Professional and subcontracted services expenses for the second quarter of fiscal year 2008 were $29.3 million compared to $26.1 million for the second quarter of fiscal year 2007, an increase of $3.2 million or 12.1 percent.  Of this increase, 5.6 percentage points can be attributed to the strengthening foreign currencies.  The remaining difference, inclusive of the impact of foreign currencies, can be attributed to an increase in reimbursable expenses incurred on behalf of clients.  As a percentage of revenue, professional and subcontracted services decreased to 6.6 percent from 7.1 percent.

Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2008 were $54.8 million, compared to $46.2 million for the first six months of fiscal year 2007, an increase of $8.6 million or 18.7 percent.  Of this increase, 5.7 percentage points can be attributed to the strengthening foreign currencies.  The remaining difference, inclusive of the impact of foreign currencies, can be attributed to an increase in reimbursable expenses incurred on behalf of clients.  As a percentage of revenue, professional and subcontracted services decreased to 6.4 percent from 6.6 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the second quarter of fiscal year 2008 were $49.3 million compared to $45.7 million for the second quarter of fiscal year 2007, an increase of $3.6 million or 7.9 percent.  Of this increase $4.0 million, or 8.8 percentage points, can be attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 4.4 percentage points can be attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, is principally due to increases in travel, rent, and telephone.  As a percentage of revenue, occupancy, communications and other decreased to 11.0 percent from 12.5 percent.

Occupancy, communications and other expenses for the first six months of fiscal year 2008 were $93.2 million compared to $86.6 million for the first six months of fiscal year 2007, an increase of $6.6 million or 7.6 percent.  Of this increase $9.5 million, or 11.0 percentage points, can be attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 4.0 percentage points can be attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, is principally due to increases in travel, rent, telephone expenses.  As a percentage of revenue, occupancy, communications and other decreased to 11.0 percent from 12.3 percent.

General and Administrative Expenses.

General and administrative expenses for the second quarter of fiscal year 2008 were $41.8 million, compared to $39.5 million for the second quarter of fiscal year 2007, an increase of $2.3 million or 5.8 percent, 2.7 percentage points of which can be attributed to the strengthening of the European currencies. The increase, including the impact of foreign currencies, is primarily due to higher salaries and employee benefits and repairs and maintenance expenses, partially offset by a decrease in professional services, rent and professional development expenses.  As a percentage of revenue, general and administrative expense decreased to 9.3 percent from 10.8 percent.

General and administrative expenses for the first six months of fiscal year 2008 were $86.1 million, compared to $77.6 million for the first six months of fiscal year 2007, an increase of $8.5 million or 11.0 percent, 3.8 percentage points of which can be attributed to the strengthening of the European currencies.  The increase, including the impact of foreign currencies, is primarily due to additional salary and employee benefits, equipment rental and repairs and maintenance expenses, partially offset by a decrease in rent expense.  As a percentage of revenue, general and administrative expense decreased to 10.1 percent from 11.0 percent.

Depreciation and Amortization.

Depreciation and amortization for the second quarter of fiscal year 2008 was $17.6 million, compared to $13.9 million for the second quarter of fiscal year 2007, an increase of $3.7 million or 26.6 percent.  Of this increase $1.3 million, or 9.4 percentage points, can be attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 3.5 percentage points can be attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, is principally due to a $1.2 million increase in depreciation of fixed and intangible assets and a $1.2 million increase in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups.  As a percentage of revenue, depreciation and amortization increased to 3.9 percent from 3.8 percent.

Depreciation and amortization for the first six months of fiscal year 2008 was $35.0 million, compared to $26.7 million for the first six months of fiscal year 2007, an increase of $8.3 million or 31.1 percent.  Of this increase $2.4 million, or 9.0 percentage points, can be attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 3.6 percentage points can be attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, is principally due to $2.7 million increase in depreciation of fixed and intangible assets and a $3.3 million increase in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups.  As a percentage of revenue, depreciation and amortization increased to 4.1 percent from 3.8 percent.

Loss From Affiliates.

As of July 1, 2007, the captive insurance company carries reinsurance for losses it insures above $25 million.  Since losses incurred by PCIC below this level are not covered by reinsurance, but are direct expenses of PCIC, reserve adjustments and actual outcomes of specific claims of any PCIC member firm carry through into Watson Wyatt’s financial results as income or loss from affiliates through our 36.43% ownership of PCIC.  Thus, from time to time, the impacts of PCIC’s reserve development may result in fluctuations in Watson Wyatt’s earnings.

Loss from affiliates for the second quarter of fiscal year 2008 was $1.5 million, compared to $0.6 million for the second quarter of fiscal year 2007, an increase of $0.9 million.  PCIC’s losses, and consequently our share of those losses, are the result of a substantial increase in PCIC’s reserves during the quarter ended December 31, 2007.

Loss from affiliates for the first six months of fiscal year 2008 was $0.6 million compared to $0.9 million for the first six months of fiscal year 2007.

Interest Expense.

Interest expense for the second quarter of fiscal year 2008 was $2.0 million, compared to $0.6 million for the second quarter of fiscal year 2007.  Interest expense for the first six months of fiscal year 2008 was $4.2 million, compared to $1.0 million for the first six months of fiscal year 2007.  The increase in both periods was due to a higher average debt balance stemming from recent acquisition-related payments.

Interest Income.

Interest income for the second quarter of fiscal year 2008 was $0.9 million, compared to $0.8 million for the second quarter of fiscal year 2007. Interest income for the first six months of fiscal year 2008 was $2.8 million, compared to $2.2 million for the first six months of fiscal year 2007.  The increase is mainly due to a higher average cash balance in the current period compared to the prior period, combined with higher short-term interest rates in the United States and Europe.

Provision for Income Taxes.

Provision for income taxes for the first six months of fiscal year 2008 was $38.2 million, compared to $28.4 million for the first six months of fiscal year 2007. Our effective tax rate was 34.9 percent for the first six months of fiscal year 2008 and 35.8 percent for the first six months of fiscal year 2007.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent acquisitions.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income.

Net income for the second quarter of fiscal year 2008 was $36.8 million, compared to $26.0 million for the second quarter of fiscal year 2007.  As a percentage of revenue, net income increased to 8.2 percent from 7.1 percent. Net income for the first six months of fiscal year 2008 was $71.2 million, compared to $50.8 million for the first six months of fiscal year 2007.  As a percentage of revenue, income from  operations increased to 8.4 percent from 7.2 percent.

Earnings Per Share.

Diluted earnings per share, income from operations for the second quarter of fiscal year 2008 was $0.82, compared to $0.58 for the second quarter of fiscal year 2007.  Diluted earnings per share, income from  operations for the first six months of fiscal year 2008 was $1.60, compared to $1.14 for the first six months of fiscal year 2007. The diluted earnings per share calculation for the three and six months of fiscal year 2008 assumes that the 250,000 contingent shares related to the WWN and 1,950,000 contingent shares related to the WWLLP business acquisitions had been issued and outstanding for the entire three and six month periods ended December 31, 2007.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2007 totaled $103.6 million, compared to $248.2 million at June 30, 2007.  The decrease in cash from June 30, 2007 to December 31, 2007 was principally attributable to the payment during the first quarter of fiscal year 2008 of $139 million of previously accrued discretionary compensation as well as payment for the Heissmann and WisdomNet acquisitions of approximately $135 million.  We also paid $33.8 million in corporate taxes, $12.8 million in capital expenditures and $6.4 million in dividends during the first six months of fiscal year 2008.  These payments were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it will generate sufficient resources to fund operations and pay down debt through the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs.  At December 31, 2007, $88.0 million of the total cash balance of $103.6 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Cash From/(Used in) Operating Activities.

Cash from operating activities for the first six months of fiscal year 2008 was $48.3 million, compared to cash used in operating activities of $19.1 million for the first six months of fiscal year 2007.  The difference is primarily attributable to $20.5 million of net income and a higher increase in the discretionary compensation accrual.

The allowance for doubtful accounts increased $4.2 million from June 30, 2007 to December 31, 2007. The number of days of accounts receivable and work in process outstanding was 79 at December 31, 2007, compared to 83 at June 30, 2007.

Cash Used in Investing Activities.

Cash used in investing activities for the first six months of fiscal year 2008 was $161.5 million, compared to $30.5 million used in investing activities for the first six months of fiscal year 2007.  The difference can be attributed to acquisition and contingent consideration payments, primarily for Heissmann, of $134.7 million in the first six months of fiscal year 2008 compared to $1.3 million in the first six months of fiscal year 2007.

Expenditures of capital funds were $12.8 million for the first six months of fiscal year 2008.  Anticipated commitments of capital funds are estimated at $36 million for the remainder of fiscal year 2008. We expect cash from operations to adequately provide for these cash needs.

Cash Used in Financing Activities.

Cash used in financing activities for the first six months of fiscal year 2008 was $25.1 million, compared to cash used in financing activities of $49.6 million for the first six months of fiscal year 2007.  This change is primarily attributable to activity under our credit facility which included net borrowings of $2.0 million in the first six months of fiscal year 2008 compared to a net repayment of $30 million in the first six months of fiscal year 2007.  Additionally, during the first six months of fiscal year 2008, the company repurchased $28.3 million of common stock, compared to $20.1 million of common stock during the same period in fiscal year 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of December 31, 2007
Contractual Cash Obligations (in thousands)	Total	Remaining 2008	2009 through 2010	2011 through 2012	Thereafter(1)
Lease commitments	$362,239	$33,021	$112,078	$86,122	$131,018
Revolving Credit Facility	117,423	2,200	115,223	—	—
Pension Contributions	206,579	28,525	85,885	92,169	—
Total	$686,241	$63,746	$313,186	$178,291	$131,018

(1)  Pension contributions cannot be estimated for this category because there is not a definite ending date and there could be legislation changes which could affect contribution requirements.

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Credit Agreement.  The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  Borrowings under this facility were $107.0 compared to no borrowings as of December 31, 2006, primarily due to acquisitions.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements relating to our leverage ratio and fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of December 31, 2007. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support a required letter of credit.  As a result, $10.6 million of the facility was unavailable for operating needs as of December 31, 2007.  We are also charged a fee for outstanding letter of credit that also fluctuates based on our leverage ratio.

Guarantees

Business Combination.    In connection with the WWLLP business combination, the company will issue an additional 1,950,000 shares of the company’s common stock as the acquired business has achieved the agreed-upon financial performance goals which satisfy the requirements of the contingent payment. The company expects to issue these shares during fiscal year 2008.  The value of these shares was $98.4 million based on the NYSE closing price on June 30, 2007. The contingent consideration is payable by Watson Wyatt Limited and the payment obligations are guaranteed by Watson Wyatt Worldwide, Inc.

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

As of July 1, 2007, the captive insurance company carries reinsurance for losses it insures above $25 million.  Since losses incurred by PCIC below this level are not covered by reinsurance, but are direct expenses of PCIC, reserve adjustments and actual outcomes of specific claims of any PCIC member firm carry through into Watson Wyatt’s financial results as income or loss from affiliates through our 36.43% ownership of PCIC.  Thus from time to time the impacts of PCIC’s reserve development may result in fluctuations in Watson Wyatt’s earnings.

Our agreements with PCIC could require additional payments to PCIC in the event that the company decided to exit PCIC and adverse claims significantly exceed prior expectations.  If these circumstances were to occur, the company would record a liability at the time it becomes probable and reasonably estimable.

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable.  Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $38.0 million IBNR liability recorded as of December 31, 2007.

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

Disclaimer Regarding Forward-looking Statements

This filing contains a number of  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 -  Retirement Benefits; Note 6 — Goodwill and Intangible Assets; Note 10 — Restricted Shares; Note 11 — Guarantees; Note 12 — Contingent Liabilities; Note 13 — Income Taxes; Note 15 — Exit From Taft Hartley Consulting Business; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”.  You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to:

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

and other factors discussed under “Risk Factors” in the company’s 2007 Annual Report on Form 10-K filed with the SEC on August 24, 2007.  These statements are based on assumptions that may not come true.  All forward-looking disclosure is speculative by its nature.  The company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

Foreign Currency Risk

International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British Pound, and to a lesser extent, the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be adversely impacted by changes in these or other factors.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 “Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended December 31, 2007.

ITEM 1A.  RISK FACTORS.

There are no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K (File No. 001-16159) filed on August 24, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Issuer Purchases of Equity Securities

The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	102,200	$47.73	102,200	1,311,334
November 1, 2007 through November 31, 2007	98,900	47.21	98,900	1,212,434
December 1, 2007 through December 31, 2007	100,100	46.46	100,100	1,112,334
Total	301,200		301,200

During the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A Common Stock.  Shares that the company repurchases are primarily issued in connection with the company’s employee benefit plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the eighth annual meeting of the stockholders of the Company, held on November 16, 2007, the following matters were submitted to a vote of stockholders: (1) the election of nine members of the Board of Directors; and (2) the ratification of the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

Proxies representing 35,948,530 shares were received (total shares outstanding as of the Record Date were  42,478,625) and the results of the meeting are as follows with respect to each matter submitted to a vote of stockholders.

 Election of Directors

Nine nominees stood for election to serve a one-year term expiring at the 2008 Annual Meeting of Stockholders, or until his or her successor shall have been elected and qualified.

Of the proxies received, the votes were as follows:

Nominees for Directors	For	Withheld

Term expiring at the annual meeting of stockholders in 2008:

John J. Gabarro	35,357,323	591,207
John J. Haley	34,960,137	988,393
R. Michael McCullough	35,021,521	927,009
Kevin L. Meehan	34,160,489	1,788,041
Brendan R. O’Neill	34,791,119	1,157,411
Linda D. Rabbitt	35,360,633	587,897
Chandrasekhar Ramamurthy	34,420,528	1,528,002
Gilbert T. Ray	34,934,935	1,013,595
John C. Wright	35,164,567	783,963

Ratification of the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

The Audit Committee selected Deloitte & Touche LLP to serve as the company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.  Although ratification by the Company’s shareholders is not required under the company’s Bylaws or otherwise, the Board submitted the selection of Deloitte & Touche LLP to our stockholders for ratification because we value our stockholders’ views on the company’s independent registered public accounting firm - and as a matter of good corporate governance.

Of the proxies received, the votes were as follows:

For	Against	Abstain
35,486,100	90,057	372,373

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Contingent Stock Amendment to Business Transfer Agreement dated April 15, 2005 (1)
21	Subsidiaries of Watson Wyatt Worldwide, Inc.(1)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)     Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		February 8, 2008

Name:	John J. Haley	Date

Title:	President and

Chief Executive Officer

/s/ Carl D. Mautz		February 8, 2008

Name:	Carl D. Mautz	Date

Title:	Vice President and

Chief Financial Officer

/s/ Peter L. Childs		February 8, 2008

Name:	Peter L. Childs	Date

Title:	Controller