Form 10-Q
period 2008-03-31
Watson Wyatt Worldwide, Inc.
filed 2008-05-08
CIK 1103126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2008.

Class	Outstanding at April 30, 2008
Class A Common Stock, $.01 par value per share	42,665,164 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2008

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007

Revenue	$457,525	$395,598	$1,306,244	$1,098,027

Costs of providing services:
Salaries and employee benefits	254,147	211,807	722,583	598,447
Professional and subcontracted services	20,334	26,494	75,154	72,659
Occupancy, communications and other	54,955	49,375	148,187	136,008
General and administrative expenses	45,390	40,445	131,486	118,005
Depreciation and amortization	18,265	15,123	53,225	41,797
	393,091	343,244	1,130,635	966,916

Income from operations	64,434	52,354	175,609	131,111

Loss from affiliates	(29)	(4,490)	(603)	(5,357)
Interest expense	(1,353)	(304)	(5,580)	(1,336)
Interest income	1,585	889	4,356	3,101
Other non-operating income	179	37	454	141

Income before income taxes	64,816	48,486	174,236	127,660

Provision for income taxes	22,270	14,652	60,465	43,018

Net income	$42,546	$33,834	$113,771	$84,642

Earnings per share:
Net income - Basic	$1.01	$0.80	$2.69	$1.99
Net income - Diluted	$0.96	$0.76	$2.56	$1.90

Weighted average shares of common stock, basic (000)	42,064	42,488	42,230	42,430
Weighted average shares of common stock, diluted (000)	44,333	44,586	44,515	44,562

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share Data)

(Unaudited)

	March 31,	June 30,
	2008	2007

Assets
Cash and cash equivalents	$157,816	$248,186
Receivables from clients:
Billed, net of allowances of $10,721 and $6,216	254,842	227,130
Unbilled, at estimated net realizable value	133,440	109,697
	388,282	336,827

Other current assets	83,241	51,749
Total current assets	629,339	636,762

Fixed assets, net	178,123	172,147
Deferred income taxes	61,994	66,751
Goodwill	636,157	382,936
Intangible assets, net	231,877	211,715
Other assets	68,134	59,398

Total Assets	$1,805,624	$1,529,709

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$328,202	$303,346
Income taxes payable and deferred	5,796	7,062
Total current liabilities	333,998	310,408

Revolving credit facility	110,500	105,000
Accrued retirement benefits	214,815	198,677
Deferred rent and accrued lease losses	29,307	32,686
Contingency stock payable	110,329	—
Other noncurrent liabilities	103,628	95,419

Total Liabilities	902,577	742,190

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value: 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value: 99,000,000 shares authorized; 42,763,451 and 42,763,451 issued and 41,864,101 and 42,299,792 outstanding	428	428
Additional paid-in capital	402,049	395,521
Treasury stock, at cost - 899,350 and 463,659 shares	(44,488)	(22,251)
Retained earnings	436,561	336,101
Accumulated other comprehensive income	108,497	77,720
Total Stockholders’ Equity	903,047	787,519

Total Liabilities and Stockholders’ Equity	$1,805,624	$1,529,709

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Nine months ended March 31,
	2008	2007

Cash flows from (used in) operating activities:
Net income	$113,771	$84,642
Adjustments to reconcile net income to net cash (used in)/from operating activities:
Provision for doubtful receivables from clients	11,295	17,172
Depreciation	40,943	34,512
Amortization of intangible assets	12,282	7,285
Provision for deferred income taxes	9,453	2,145
Loss from affiliates	603	5,357
Other, net	6,730	454
Changes in operating assets and liabilities, net of business acquisitions
Receivables from clients	(43,785)	(68,865)
Other current assets	(19,818)	(13,362)
Other assets	(3,689)	599
Accounts payable and accrued liabilities	27,242	(9,198)
Income taxes payable and deferred	(478)	(7,743)
Accrued retirement benefits	(8,118)	(3,889)
Deferred rent and accrued lease losses	(3,379)	667
Other noncurrent liabilities	(5,244)	6,045
Cash flows from (used in) operating activities:	137,808	55,821

Cash flows from (used in) investing activities:
Business acquisitions	(134,934)	(46,534)
Purchases of fixed assets	(24,698)	(29,244)
Capitalized software costs	(16,903)	(16,010)
Investments in affiliates	(3,316)	—
Increase in restricted cash	(2,265)	—
Contingent proceeds from divestitures	454	141
Cash flows from (used in) investing activities:	(181,662)	(91,647)

Cash flows from/(used in) financing activities:
Borrowings (repayments) under Credit Facility	5,500	(30,000)
Dividends paid	(9,499)	(9,527)
Repurchases of common stock	(53,980)	(33,420)
Issuances of common stock and excess tax benefit	9,445	9,989
Cash flows from (used in) financing activities:	(48,534)	(62,958)

Effect of exchange rates on cash	2,018	2,615

Decrease in cash and cash equivalents	(90,370)	(96,169)

Cash and cash equivalents at beginning of period	248,186	165,345

Cash and cash equivalents at end of period	$157,816	$69,176

Supplemental disclosures:
Cash paid for interest	$5,498	$1,612
Cash paid for income taxes, net of refunds	$55,191	$45,928

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (Thousands of U.S. Dollars)

(Unaudited)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Income	Total

Balance at June 30, 2007	42,299	$428	$395,521	$(22,251)	$336,101	$77,720	$787,519
Adoption of FIN 48 - tax liability adjustment	—	—	—	—	(3,813)	—	(3,813)
FAS 158 adjustment - pension liability adjustment	—	—	—	—	—	1,564	1,564
Comprehensive income:
Net income	—	—	—	—	113,771	—	113,771
Foreign currency translation adjustment, net of tax	—	—	—	—	—	29,213	29,213
Total comprehensive income							142,984
Cash dividends declared	—	—	—	—	(9,498)	—	(9,498)
Repurchases of common stock	(1,101)	—	—	(53,980)	—	—	(53,980)
Issuance of common stock - WisdomNet acquisition	7	—	17	360	—	—	377
Issuances of common stock and excess tax benefit	659	—	6,511	31,383	—	—	37,894

Balance at March 31, 2008	41,864	$428	$402,049	$(44,488)	$436,561	$108,497	$903,047

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

Our fiscal year 2008 began July 1, 2007 and ends June 30, 2008.

The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2008.  The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2 – Business Acquisitions.

The company’s acquisition strategy identifies potential acquisitions that strengthen our geographic delivery of services to clients or enhance practices in various parts of the world. Acquisition candidates are evaluated on their cultural consistency with Watson Wyatt values within the company’s strategy. When those conditions are met, the company values potential acquisitions with the intent of being accretive to earnings.

Assets acquired and liabilities assumed as a result of our acquisitions are recorded at their respective fair values as of the business combination date.  The determination of estimated fair value requires management to make significant estimates and assumptions.

Acquisitions that we have completed recently include the following:

Dr. Dr. Heissmann GmbH

On July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH (“Heissmann”) for approximately $136 million (€99 million in cash plus approximately $2.0 million in transaction costs).  Heissmann was a leading actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France.  As of July 20, 2007, Heissmann employed approximately 360 associates.  Annual revenue, including subsidiaries, was approximately $70 million (€52 million) for their fiscal year ended March 31, 2007.  The financial results of Heissmann have been consolidated into the company’s financial statements effective July 1, 2007.

The company has determined the following preliminary fair values for the assets purchased and liabilities assumed in the Heissmann acquisition:

	July 1, 2007
	(in thousands)
Total purchase price		$135,821
Less net assets acquired:
Customer related intangibles	$27,070
Non-compete agreements	541
Trade-name intangible	271
Core/developed technology intangibles	1,218
Cash	12,824
Client receivables and unbilled revenue	18,966
Fixed assets	4,607
Other assets	5,747
Liabilities	(43,278)

Net assets acquired		27,966
Goodwill		$107,855

The allocation of the purchase price resulted in the allocation of $107.9 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits Group	$103,541
Human Capital Group	2,157
Investment Consulting Group	2,157
Allocation of goodwill to business segments	$107,855

Goodwill associated with this transaction is not deductible for tax purposes.

WisdomNet

On July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock, including the payoff of $0.5 million of debt.  WisdomNet is a Denver-based talent management software and consulting firm that was founded in 2001.  WisdomNet offered a proprietary line of business software products, including an end-to-end solution for managing organizations’ talent management processes.  The acquisition of WisdomNet strengthens our existing talent management business and provides strategic software that will be used to service our clients on an ongoing basis. As of the date of the acquisition, WisdomNet employed 15 associates.

Watson Wyatt Netherlands

On February 1, 2007, Watson Wyatt B.V., an indirect wholly-owned subsidiary of the company, acquired the net assets of Watson Wyatt Netherlands (WWN), its long-time alliance partner in the Netherlands.  The financial results of WWN have been consolidated into the company’s financial statements since February 1, 2007.

In connection with this acquisition, payment of up to an additional €8.0 million worth of Class A shares (approximately 242,000 shares) after January 31, 2008 was contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ended January 31, 2008.  The financial performance goals were met during the third quarter of fiscal year 2008 and the company’s balance sheet reflects the accrued liability along with a corresponding increase in goodwill. These shares have been included in fully diluted earnings per share since July 1, 2007.

Watson Wyatt LLP

On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt LLP (“WWLLP”) (the “WWLLP business combination”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership. The financial results of WWLLP have been consolidated into the company’s financial statements since August 1, 2005.

In addition to the initial purchase price, the terms of the purchase agreement called for an additional 1,950,000 shares to be paid to the former partners of WWLLP, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.  The agreed-upon financial performance goals were met at the end of fiscal year 2007 and the company’s balance sheet reflects the accrued liability along with a corresponding increase in goodwill.  The contingent shares were issued to the former partners of WWLLP subsequent to the end of the third quarter, on April 15, 2008.

Note 3 – Segment Information.

We have five reportable operating segments or practice areas as follows:

(1)	Benefits Group
(2)	Human Capital Group
(3)	Technology and Administration Solutions Group
(4)	Investment Consulting Group
(5)	Insurance and Financial Services Group

Management evaluates the performance of its segments and allocates resources to them based on net operating income.

The table below presents specified information about reported segments as of and for the three months ended March 31, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$267,940	$49,058	$45,008	$43,457	$30,799	$436,262
Net operating income	89,135	9,460	10,180	15,947	1,411	126,133
Receivables	281,316	48,395	17,072	29,829	26,581	403,193

The table below presents specified information about reported segments as of and for the three months ended March 31, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$220,708	$41,153	$39,329	$34,294	$30,288	$365,772
Net operating income	66,696	5,929	8,229	11,680	6,400	98,934
Receivables	235,167	46,030	18,986	28,275	33,530	361,988

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$738,605	$145,222	$135,055	$125,763	$89,131	$1,233,776
Net operating income	210,068	27,585	34,990	44,681	2,565	319,889
Receivables	281,316	48,395	17,072	29,829	26,581	403,193

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$602,772	$126,269	$118,034	$94,219	$83,656	$1,024,950
Net operating income	159,541	19,305	27,314	28,364	14,730	249,254
Receivables	235,167	46,030	18,986	28,275	33,530	361,988

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and nine month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Revenue:

Total segment revenue	$436,262	$365,772	$1,233,776	$1,024,950

Reimbursable expenses and other not included in total segment revenue	11,039	19,418	39,286	42,382

All other segments	10,224	10,408	33,182	30,695

Consolidated fees	$457,525	$395,598	$1,306,244	$1,098,027

Net Operating Income:

Total segment net operating income	$126,133	$98,934	$319,889	$249,254

Income from affiliates	(29)	(4,490)	(603)	(5,357)

Differences in allocation methods(1)	(3,930)	(875)	(8,964)	(8,137)

Discretionary compensation	(50,483)	(39,604)	(144,363)	(105,984)

All other segments	(490)	(1,340)	6,121	(5,096)

Other, net	(6,385)	(4,139)	2,156	2,980

Consolidated pretax income	$64,816	$48,486	$174,236	$127,660

Receivables:

Total segment receivables - billed and unbilled(2)	$403,193	$361,988	$403,193	$361,988

All other segments	6,434	6,557	6,434	6,557

Net valuation differences	(21,345)	(5,755)	(21,345)	(5,755)

Total billed and unbilled receivables	388,282	362,790	388,282	362,790

Assets not reported by segment (3)	1,417,342	953,616	1,417,342	953,616

Consolidated assets	$1,805,624	$1,316,406	$1,805,624	$1,316,406

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

(2) Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenues - cash collections and invoices generated in excess of revenue recognized in the segment revenues.

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $868.0 million.

Note 4 – Share-based Compensation.

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

SBI Program  - The Performance Share Bonus Incentive Program (the “SBI Program”), as approved by the company’s Board of Directors pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees, is a long-term stock bonus arrangement for senior executives of the company and its affiliates. The SBI program is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on the value of the cash portion of the eligible participant’s fiscal year end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the fiscal year end prior to grant.  Participants may vest between zero and 170% of the target number of deferred stock units based on the extent to which financial performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period.  For the performance periods covering fiscal year 2006 through 2008, 2007 through 2009 and 2008 through 2010, the vesting criteria are based upon growth in earnings per share and revenue.  During the first quarter of fiscal year 2008, 129,636 shares were awarded to certain senior executive officers under the SBI 2005 plan, which represented vesting at 170% of the target number of deferred stock units.  The receipt of 80,452 of these shares was deferred in conjunction with the company’s Senior Officer Deferred Compensation Program.

Amended Compensation Plan for Outside Directors

The Amended Compensation Plan for Outside Directors (the “Outside Director’s Plan”) provides for the cash and stock compensation of outside Directors.  Under the Outside Director’s Plan, outside Directors are initially paid in shares of the company’s common stock, or in a combination of cash and shares, quarterly for services provided during the preceding quarter.  In addition, outside Directors receive shares with a grant date market value of $90,000 at the end of each fiscal year for services performed during the preceding fiscal year. Approximately $0.3 million of compensation expense was recorded relative to this plan during the nine months of both fiscal year 2008 and fiscal year 2007.

2001 Employee Stock Purchase Plan

The Employee Stock Purchase Plan enables employees to purchase shares of the company’s stock.  No compensation expense was recognized as a result of this plan during the first nine months of fiscal years 2008 or 2007.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering in fiscal year 2001.  No options have been granted under the Stock Option Plan since March 2002 and the company does not currently intend to issue further stock options under the Stock Option Plan.

Note 5 – Retirement Benefits.

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans covering substantially all of our associates.  Under our plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service.  Beginning January 2008, we have made changes to our plan in the U.K. related to years of service used in calculating benefits for associates.  Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associates’ average compensation during the associate’s term of service since that date. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for each of the plans is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plans for North America and the U.K. for the three and nine month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	North America	U.K.	North America	U.K.
Service Cost	$7,451	$2,686	$6,350	$3,257
Interest Cost	11,208	5,184	10,013	4,148
Expected Return on Plan Assets	(13,827)	(5,821)	(11,755)	(4,018)
Amortization of Transition Obligation	(17)	—	(10)	—
Amortization of Net Loss/(Gain)	1,507	(709)	2,161	(218)
Amortization of Prior Service Cost	(649)	4	(735)	—
Net Periodic Benefit Cost	$5,673	$1,344	$6,024	$3,169

	Nine Months Ended March 31,
	2008		2007
	North America	U.K.	North America	U.K.
Service Cost	$22,333	$8,170	$19,064	$9,708
Interest Cost	33,600	15,765	30,058	12,365
Expected Return on Plan Assets	(41,456)	(17,703)	(35,289)	(11,978)
Amortization of Transition Obligation	(49)	—	(29)	—
Amortization of Net Loss/(Gain)	4,571	(2,156)	6,489	(649)
Amortization of Prior Service Cost	(1,946)	12	(2,204)	—
Net Periodic Benefit Cost	$17,053	$4,088	$18,089	$9,446

The fiscal year 2008 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2007 for the North America and U.K. plans:

	North America	U.K.
Discount rate	6.25%	5.80%

Expected long-term rate of return on assets	8.75%	5.69%

Rate of increase in compensation levels	3.84%	4.95%

Employer Contributions

The company made $16.2 million in contributions to North American plans during the nine months of fiscal year 2008.  We anticipate that $0.3 million will be contributed by the company to the North American pension plans over the remainder of the fiscal year.

The company made $14.6 million in contributions to the U.K. plans during the nine months of fiscal year 2008 and anticipates making $6.9 million in contributions over the remainder of the fiscal year.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March31,
	2008	2007	2008	2007

Service cost	$386	$404	$1,156	$1,215
Interest cost	683	647	2,046	1,944
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of net gain	(112)	(39)	(338)	(117)
Amortization of prior service cost	(166)	(165)	(498)	(495)
Net periodic benefit cost	$791	$847	$2,366	$2,547

Employer Contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $1.0 million and $0.8 million in each of the three months ended March 31, 2008 and 2007, respectively and contributions of $2.6 million and $2.5 million in the nine months ended March 31, 2008 and 2007, respectively.  We plan to make additional payments of approximately $0.9 million through the remainder of the fiscal year.

Note 6 – Goodwill & Intangible Assets.

The components of goodwill and intangible assets are outlined below for the nine months ended March 31, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	All Other Segments	Total
Balance as of June 30, 2007	$208,453	$22,805	$46,662	$44,897	$58,905	$1,214	$382,936

Goodwill acquired	166,278	9,562	15,429	16,221	18,211	—	225,701

Translation adjustment and other	27,575	608	(595)	708	(776)	—	27,520
Balance as of March 31, 2008	$402,306	$32,975	$61,496	$61,826	$76,340	$1,214	$636,157

The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2008:

	Trademark & trade name	Customer related intangible	Core/developed technology	Non-compete agreements	Total
Balance as of June 30, 2007	$122,666	$76,270	$12,256	$523	$211,715

Intangible assets acquired during the period	391	28,521	5,548	611	35,071

Amortization expense	(153)	(7,829)	(3,891)	(409)	(12,282)

Translation adjustment	(1,437)	(1,081)	(103)	(6)	(2,627)
Balance as of March 31, 2008	$121,467	$95,881	$13,810	$719	$231,877

The following table reflects the carrying value of intangible assets at March 31, 2008 and June 30, 2007:

	March 31, 2008		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark & trade name	$121,621	$153	$122,666	$—
Customer related intangibles	114,565	18,684	85,064	8,794
Core/developed technology	24,773	10,963	17,935	5,679
Non-compete	1,213	495	1,028	505
Total intangible assets	$262,172	$30,295	$226,693	$14,978

A component of the change in the gross carrying amount of trademark & trade name, customer related intangibles and core/developed technology reflects translation adjustments between June 30, 2007 and March 31, 2008.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at March 31, 2008, was 9.1 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30:	Amount
2008	$3,841
2009	15,364
2010	14,703
2011	10,988
2012	10,661
Thereafter	55,086
Total	$110,643

Note 7 – Earnings Per Share.

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the three and nine month periods ended March 31, 2008 and 2007.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, stock-based compensation plans, and employee stock purchase plan shares using the “treasury stock” method over the same measurement period.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net income	$42,546	$33,834	$113,771	$84,642

Weighted average outstanding shares of common stock	42,064	42,488	42,230	42,430
Dilutive effect of employee stock options and employee stock purchase plan shares	2,270	2,098	2,285	2,132

Common stock and stock equivalents	44,333	44,586	44,515	44,562

Basic earnings per share:

Net income	$1.01	$0.80	$2.69	$1.99

Diluted earnings per share:

Net income	$0.96	$0.76	$2.56	$1.90

The diluted earnings per share calculation for the three and nine month periods ended March 31, 2008 assumes that the 242,000 contingent shares related to the WWN business acquisition and 1,950,000 contingent shares related to the WWLLP business combinations had been issued and outstanding for the entire three and nine month periods ended March 31, 2008.  See Note 10 of this report for further information regarding the WWN contingent shares.

Note 8 – Variable Interest Entities

The Company has an equity investment in Professional Consultants Insurance Company, Inc. (PCIC).  As defined by FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, PCIC is a variable interest entity.  Based on the legal, financial and operating structure of PCIC, the company has concluded that it is not the primary beneficiary of PCIC.  Accordingly, the company does not consolidate the results of PCIC into its consolidated financial statements.  The company applies the equity method of accounting for its investment in PCIC.

PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont.  PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.

Capital contributions to PCIC are required when approved by a majority of its stockholders.  In July 2007, the Shareholders of PCIC approved a requirement for an additional capital contribution.  As a result, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit provided on behalf of PCIC by $2.6 million in lieu of a higher cash capital contribution.  From the time PCIC was organized through March 31, 2008, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through the issuance of letters of credit totaling $10.6 million.  Our ownership interest in PCIC as of March 31, 2008 and 2007 was 36.43 percent and 34.15 percent, respectively.

Management believes that the company’s maximum financial statement exposure regarding its investment in PCIC as of March 31, 2008 is limited to the carrying value of the company’s investment in PCIC of $5.8 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $16.4 million.

Note 9 – Comprehensive Income.

Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss.  For the three months ended March 31, 2008, comprehensive income totaled $63.8 million compared with $38.1 million for the three months ended March 31, 2007.  For the nine months ended March 31, 2008, comprehensive income totaled $143.0 million, compared with $120.1 million for the nine months ended March 31, 2007.

Note 10 – Restricted Shares.

In conjunction with our business acquisition of Watson Wyatt LLP (WWLLP) on July 31, 2005, we issued 9,090,571 Class A shares, 4,749,797 of which were subject to sale restrictions.  On July 31,  2006, and July 31,  2007, sale restrictions expired on 2,339,761 shares and 2,410,036 shares, respectively.  As of September 30, 2007, the contingencies associated with the payment of an additional 1,950,000 Class A shares were met. The contingent shares were issued to the former partners of WWLLP subsequent to the end of the third quarter, on April 15, 2008.

In conjunction with its acquisition of WWN on February 1, 2007, the company issued 252,285 Class A common shares which were subject to contractual transfer restrictions.  Transfer restrictions on 50% of these shares expired on February 1, 2008.  Transfer restrictions on the remaining shares will expire on February 1, 2009. The payment of up to an additional €8.0 million of Class A shares (approximately 242,000 shares) after January 31, 2008 was contingent upon achievement by the acquired business of certain financial performance goals during the twelve month period ended January 31, 2008.  As of March 31, 2008, the contingency was met and the company’s balance sheet reflects the accrued liability along with a corresponding increase in goodwill. Sale of these shares will be subject to contractual transfer restrictions that will expire on 50% of these shares on each of the first and second anniversaries of issuance of the shares. The diluted earnings per share calculation assumes these contingent shares had been issued at the beginning of fiscal year 2008.  See Note 2 of this report for further information regarding the WWN business combination.

Note 11 – Guarantees.

The company has historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Letters of Credit.  The company has an outstanding letter of credit to a third party totaling $10.6 million which represents capital committed to our captive insurance company, PCIC.  This letter of credit will remain outstanding as long as we retain an ownership share of PCIC. The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.6 million) to an Australian governmental agency as required by local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that the likelihood of future usage is remote.

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

Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company):  On July 23, 2004, we received a demand letter from Stroh’s counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth.  As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million.  In January, 2008, the Sixth Circuit Court of Appeals held that the entire claim is subject to arbitration.  Stroh has filed a demand for arbitration on April 16, 2008.  No hearing is anticipated until sometime in fiscal year 2009.

Government Subpoenas and Investigations: We also have received subpoenas and requests for information in connection with the following government investigations Department of Labor Investigation: On November 17, 2006, Watson Wyatt Investment Consulting Inc. (“WWIC”) received a subpoena from the United States Department of Labor (“DOL”) in connection with its investigation into the compensation of consultants and other investment advisers.  WWIC has responded to the subpoena and continues to cooperate with the DOL.

Note 13 - Income Taxes.

The company adopted the provisions of FIN 48 on July 1, 2007.  The cumulative effect of adopting FIN 48 was a $13.0 million increase in the liability for uncertain tax positions, a $9.1 million increase to deferred tax assets, a $0.1 million decrease to other comprehensive income and a $3.8 million decrease to retained earnings at July 1, 2007.

Upon adoption, the gross liability for income taxes associated with uncertain tax positions at July 1, 2007 was $16.3 million.  This liability can be reduced by $8.4 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes.  The net difference of $7.9 million, if recognized, would have a $7.5 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.4 million.   At March 31, 2008, the gross liability for income taxes associated with uncertain tax positions was $10.3 million.  This liability can be reduced by $2.1 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes.  The net difference of $8.2 million, if recognized, would have a $7.9 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.3 million.

Interest and penalties related to income tax liabilities are included in income tax expense.  The company had accrued interest of $1.8 million and penalties of $1.4 million, totaling $3.2 million at July 1, 2007.  At March 31, 2008 the company had accrued interest of $1.7 million and penalties of $0.7 million, totaling $2.4 million.

During the nine months ended March 31, 2008, the gross tax liability for uncertain tax positions decreased by $6.0 million.  This decrease was primarily related to a $5.9 million decrease due to a change in accounting method which the company filed with the Internal Revenue Service (“IRS”) in October 2007 to change the method of accounting for accrued expenses owed to foreign affiliates. Since the accounting method change was filed voluntarily, the IRS will not assess tax, interest or penalties related to the position claimed in prior tax returns.  The $5.9 million decrease in the gross tax liability relates to a deferred tax item and did not impact the company’s effective tax rate.  Gross accrued interest and penalties related to this tax position decreased $1.3 million which, net of federal tax benefits, resulted in a $1.2 million impact on the effective tax rate in the period ended March 31, 2008.

The company believes it is reasonably possible that there will be a $2.0 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.

The company and its subsidiaries conduct business globally and are subject to income tax in the U.S. and in many states and foreign jurisdictions.  The company is currently under examination in several tax jurisdictions.  The last tax year examined and settled with the IRS was fiscal year ending June 30, 2003.  A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

Open Tax Years (fiscal year ending)

United States - Federal	2005 and forward

United States – Various States	2003 and forward

Canada - Federal	2004 and forward

Germany	2002 and forward

United Kingdom	2005 and forward

Note 14 – Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“FAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No.157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.”  FSP No. 157-1 amends FAS 157 to exclude FAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of fiscal year 2009.  The Company has evaluated the new statement and has determined that the adoption of FAS 157 will not have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The company adopted this standard on July 1, 2007.  See Note 13 of this report for further information regarding the company’s adoption of FIN 48.

In February 2007, the FASB published Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 allows entities to choose to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, “Fair Value Measurements”. The company does not believe the adoption of FAS 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141R) which is a revision of FAS 141, “Business Combinations”.  FAS 141R changes the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; Contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We will be required to comply with the provisions of FAS 141(R) for acquisitions that occur on or after July 1, 2009. The Statement would apply prospectively to any future business combinations and therefore the impact would be determined when a business combination occurs.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“FAS 160”).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company is currently evaluating the effects, if any, that FAS 160 may have on its financial statements.

Note 15 – Exit From Taft Hartley Consulting Business.

Exit from Taft-Hartley Consulting Business - On February 1, 2008, the company exited its U.S. “Taft-Hartley” retirement consulting business and its Canadian private sector, negotiated costs, trusteed plan business.  The transition affected approximately 70 retirement clients, accounting for approximately $15 million in annual revenue.  Two newly created companies, which are owned and operated by individuals who were formerly Watson Wyatt associates, service these clients in the U.S. and Canada respectively. These associates, who focus on multi-employer retirement plans, moved to the new companies on February 1, 2008.  Watson Wyatt has no ownership in these new companies, but is compensated for release of certain non-compete obligations through receipt of a percentage of the new companies’ revenues from clients that transfer from the company for the next five years.  The transition was completed on January 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Human Capital Consulting, Technology and Administration Solutions, Investment Consulting, and Insurance and Financial Services operating from 104 offices in 32 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employed approximately 7,190 and 6,670 associates as of March 31, 2008 and June 30, 2007 respectively, in the following practice areas:

	March 31,	June 30,
	2008	2007
Benefits Group	3,240	2,900
Human Capital Group	840	885
Technology and Administration Solutions Group	830	735
Investment Consulting Group	440	395
Insurance & Financial Services Group	425	390
Other (including Communication)	810	785
Corporate	605	580
Total	7,190	6,670

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

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group - The Benefits Group, accounting for 59 percent of our total third quarter fiscal year 2008 revenues, is the foundation of our business.  Retirement, the core of our Benefits Group business, lags reduction in discretionary spending compared to our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, leverage from other practices, increased global demand and increased market share.   Services provided through the Benefits Group include the following:

•                  Design and management of benefit programs

•                  Actuarial services including development of funding and risk management strategies

•                  Expatriate and international human resource strategies

•                  Mergers and acquisitions

•                  Strategic workforce planning

•                  Compliance and governance

Human Capital Group - Our Human Capital Group (HCG), accounting for 11 percent of our total third quarter fiscal year 2008 revenues, generally encompasses short-term projects, although the percentage of recurring projects has grown in the U.S. as a result of new regulations in the legal and accounting field.  As a result, sensitivity of this segment to cyclical economic fluctuations may diminish.  Services provided through HCG include the following:

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

•                  Organization effectiveness consulting, including talent management

•                  Strategies for attracting, retaining and motivating employees

•                  Data services

Technology and Administration Solutions Group - Our Technology and Administration Solutions Group (TAS), accounting for 10 percent of our total third quarter fiscal year 2008 revenues, provides information technology services to our clients.  Revenue for TAS is relatively stable, compared to what it had historically experienced in an economic downturn, because of its long term contracts associated with the administration business.  Income in this segment is slightly greater in the first half of the fiscal year because of the timing of the typical enrollment season for benefits.  Services provided through the TAS Group include the following:

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

•                  Administration outsourcing solutions for health and welfare and pension benefits

•                  Call center strategy, design and tools

•                  Strategic human resource technology and service delivery consulting

•                  Targeted online compensation and benefits statements, content management and call center case management solutions

Investment Consulting Group - Our Investment Consulting Group accounts for 9 percent of our total third quarter fiscal year 2008 revenues.  This business, although relationship based, can be affected by an increasingly complex investment landscape as well as by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.  Services provided through our Investment Consulting Group include the following:

•                  Investment consulting services to pension plans and other institutional funds

•                  Input on governance and regulatory issues

•                  Analysis of asset allocation and investment strategies

•                  Investment structure analysis, selection and evaluation of managers, and performance monitoring

Insurance & Financial Services Group - Our Insurance & Financial Services Group (I&FS) accounts for 7 percent of our total third quarter fiscal year 2008 revenues. This business is largely a project-based business and therefore could be cyclical.  Services provided through I&FS include the following:

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

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2008 (March 31, 2008) and as of the end of fiscal year 2007 (June 30, 2007), Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2008 and 2007, Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2008 and 2007 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine month period ended March 31, 2008.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed.  No single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

For the nine months ended March 31, 2008 and fiscal years ended June 30, 2007 and 2006, the company’s top six markets based on percentage of consolidated revenue were as follows:

	Nine Months	Fiscal Year
Geographic Region	2008	2007	2006
United States	41%	44%	44%
United Kingdom	32	31	32
Germany(1)	6	1	1
Canada	4	4	5
Netherlands	3	1	1
Greater China	2	2	1

  (1) Germany includes the revenue from Heissmann which was acquired by the company in July, 2007.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  For the most recent three fiscal years, approximately 50 to 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.  For the third quarter of fiscal year 2008, approximately 55 percent of professional and subcontracted services represent these reimbursable services.

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

Income Taxes

Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgment.  As a global company, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate.  This process involves estimating current tax obligations and exposures in each jurisdiction as well as making significant judgments regarding the future recoverability of deferred tax assets.  The company does not provide deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely as asserted under Accounting Principles Board (APB) 23, “Accounting for Income Taxes – Special Areas”.  Due to the availability of foreign tax credits, it is not practicable to estimate the company’s income tax liability that might be payable if such earnings were not reinvested indefinitely, however, deferred taxes are provided for earnings of foreign subsidiaries which the company plans to remit.  Tax costs can involve complex issues and may require an extended period to resolve.  Changes in the geographic mix or estimated level of annual pre-tax income, limitations on the use of the company’s foreign subsidiary losses, changes in tax laws and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that cover approximately 85% of our associates.  Under our plans in North America, benefits are based on the number of years of service and the associates’ compensation during the five highest paid consecutive years of service.  Beginning January 2008, we have made changes to our plan in the U.K. related to years of service used in calculating benefits for associates.  Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associates’ average compensation during the associate’s term of service since that date.  The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for each of the plans is June 30.

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

The expected long-term rate of return on assets assumption remained at 8.75 percent per annum, unchanged from fiscal year 2006 and 25 basis points lower than the 9.00 percent rate used in fiscal year 2005. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The return on assets through the first nine months of fiscal year 2008 was a loss of 7 percent, compared to a gain of 10.1 percent in the first nine months of fiscal year 2007.

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2008 Pre-Tax Pension Expense

25 basis point decrease in discount rate	$	+3.3 million

25 basis point increase in discount rate		$-3.1 million

25 basis point decrease in expected return on assets	$	+1.4 million

25 basis point increase in expected return on assets		$-1.4 million

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

The expected long-term rate of return on assets assumption increased to 5.69 percent per annum for fiscal year 2007 from 5.63 percent per annum for fiscal year 2006.  The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.   The return on assets through the first nine months of fiscal year 2008 has been 1.2 percent, compared to a return of 11.4 percent in the first nine months of fiscal year 2007.

The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Change in Assumption	Effect on FY2008 Pre-Tax Pension Expense

25 basis point decrease in discount rate	$	+1.3 million

25 basis point increase in discount rate		$-1.2 million

25 basis point decrease in expected return on assets	$	+0.5 million

25 basis point increase in expected return on assets		$-0.5 million

The differences in the discount rate and compensation level assumption used for the North American and U.K. plans above can be attributed to the differing interest rate environments associated with the currencies and economies to which the plans are subject.  The differences in the expected return on assets are primarily driven by the respective asset allocation in each plan, coupled with the return expectations for assets in the respective currencies.  The North American plans are approximately 65 percent invested in equities, which on average provide a higher return than bonds, which is the predominant investment for the U.K. plans.

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

Results of Operations

The table below sets forth our historical Condensed Consolidated Statements of Operations data as a percentage of change between periods indicated:

Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,
			%			%
	2008	2007	Change	2008	2007	Change
	(Unaudited)			(Unaudited)

Revenue	$457,525	$395,598	15.7%	$1,306,244	$1,098,027	19.0%

Costs of providing services:
Salaries and employee benefits	254,147	211,807	20.0	722,583	598,447	20.7
Professional and subcontracted services	20,334	26,494	(23.3)	75,154	72,659	3.4
Occupancy, communications and other	54,955	49,375	11.3	148,187	136,008	9.0
General and administrative expenses	45,390	40,445	12.2	131,486	118,005	11.4
Depreciation and amortization	18,265	15,123	20.8	53,225	41,797	27.3
	393,091	343,244	14.5	1,130,635	966,916	16.9

Income from operations	64,434	52,354	23.1	175,609	131,111	33.9

Loss from affiliates	(29)	(4,490)	(99.4)	(603)	(5,357)	(88.7)
Interest expense	(1,353)	(304)	345.1	(5,580)	(1,336)	317.7
Interest income	1,585	889	78.3	4,356	3,101	40.5
Other non-operating income	179	37	383.8	454	141	222.0

Income before income taxes	64,816	48,486	33.7	174,236	127,660	36.5

Provision for income taxes	22,270	14,652	52.0	60,465	43,018	40.6

Net Income	$42,546	$33,834	25.7%	$113,771	$84,642	34.4%

Three and Nine Months Ended March 31, 2008 Compared to the Three and Nine Months Ended March 31, 2007

  Revenue.

Revenues for the third quarter of fiscal year 2008 were $457.5 million, an increase of $61.9 million, or 15.7 percent from $395.6 million in the third quarter of fiscal year 2007.   We acquired WWN in February 2007 and Heissmann in July 2007.  The increase in revenues from these acquisitions was $31 million during the third quarter of fiscal year 2008.

The average exchange rate used to translate our revenues earned in British pounds sterling increased to 1.9868 for the third quarter of fiscal year 2008 from 1.9631 for the third quarter of fiscal year 2007, and the average exchange rate used to translate our revenues earned in Euros increased to 1.5108 for the third quarter of fiscal year 2008 from 1.3190 for the third quarter of fiscal year 2007.  The appreciation of the British pound and the Euro resulted in $2 million of the increase in revenues in the third quarter of fiscal year 2008.  The average exchange rate used to translate our revenues earned in Canadian dollars also appreciated 17% compared to the third quarter of fiscal year 2007 and resulted in $3 million of the increase in revenues during the quarter.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in $3 million of the increase in the third quarter of fiscal year 2008 revenues.

Excluding the impact of acquisitions and changes in foreign currency exchange rates, total company revenues increased 6% in the third quarter of fiscal year 2008.

The increases in our segment revenue for the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007 are as follows:

•                  The Benefits Group increased revenues $47.2 million, or 21 percent, over the third quarter of fiscal year 2007 due to increased demand for our services, particularly in North America and Europe, as well as the acquisitions of WWN and Heissmann.  The strengthening of the European and Canadian currencies accounted for 2 percentage points of the increase.  Excluding the impact of acquisitions and changes in foreign currency exchange rates, Benefits revenues increased 6% over the third quarter of fiscal year 2007.

•                  The Technology and Administration Solutions Group increased revenues $5.7 million, or 14 percent, over the third quarter of fiscal year 2007, largely due to an increase in administration services in North America and Europe.  In accordance with EITF 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-03), the Company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At March 31, 2008, the Company had 121 projects in on-going service delivery and 56 projects in implementation.  At March 31, 2007, the Company had 76 projects in on-going service delivery and 66 projects in implementation.  The strengthening of the European and Canadian currencies accounted for less than 1 percentage point of the revenue increase.

•                  The Human Capital Group increased revenues $7.9 million, or 19 percent, over the third quarter of fiscal year 2007 primarily due to increased demand for our compensation consulting and our data services.  The strengthening of the European and Canadian currencies accounted for 1 percentage point of the revenue increase.

•                  The Investment Consulting Group increased revenues $9.2 million, or 27 percent, over the third quarter of fiscal year 2007 due to an increase in demand for our services, especially investment strategy advice.  The strengthening of the European and Canadian currencies accounted for 2 percentage points of the revenue increase.

•                  The Insurance and Financial Services Group increased revenues $0.5 million, or 2 percent, over the third quarter of fiscal year 2007.  The increase in revenues was due to the continued growth in demand for our services in Asia-Pacific, offset in part by a decline in revenues in Europe resulting from fewer large projects in Europe during this fiscal quarter.  The strengthening of the European currencies accounted for 1 percentage point of the revenue increase.

Revenues for the nine months ended March 31, 2008 were $1.306 billion, an increase of $208.2 million, or 19 percent, from $1.098 billion for the nine months ended March 31, 2007.  We acquired WWN in February 2007 and Heissmann in July 2007.  The increase in revenues from these acquisitions was $88 million during the nine months ended March 31, 2008.

The average exchange rate used to translate our revenues earned in British pounds sterling increased to 2.0188 for the nine months ended March 31, 2008 from 1.9220 for the nine months ended March 31, 2007, and the average exchange rate used to translate our revenues earned in Euros increased to 1.4465 for the nine months ended March 31, 2008 from 1.2983 for the nine months ended March 31, 2007.  The appreciation of the British pound and the Euro resulted in $24 million of the increase in revenues for the nine months ended March 31, 2008.  The average exchange rate used to translate our revenues earned in Canadian dollars also appreciated 13% compared to the nine months ended March 31, 2007 and resulted in $6 million of the increase in revenues during the nine months ended March 31, 2008.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in $6 million of the increase in revenues for the nine months ended March 31, 2008.

Excluding the impact of acquisitions and changes in foreign currency exchange rates, total company revenues increased 8% during the nine months ended March 31, 2008.

The increases in our segment revenue for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 are as follows:

•                  The Benefits Group increased revenues $135.9 million, or 23 percent, over the nine months ended March 31, 2007 due to increased demand for our services, particularly in North America and Europe as well as the acquisitions of WWN and Heissmann.  The strengthening of the European and Canadian currencies accounted for 3 percentage points of the revenue increase.  Excluding the impact of acquisitions and changes in foreign currency exchange rates, the Benefits Group revenues increased 6% during the nine months ended March 31, 2008.

•                  The Technology and Administration Solutions Group increased revenues $17.0 million, or 14 percent, over the nine months ended March 31, 2007, largely due to system modifications made to pension administration systems as clients implemented provisions of the Pension Protection Act in the U.S. as well as an increase in administration services in the U.S. and Europe.  In accordance with EITF 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-03), the Company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  At March 31, 2008, the Company had 121 projects in on-going service delivery and 56 projects in implementation.  At March 31, 2007, the Company had 76 projects in on-going service delivery and 66 projects in implementation.  The strengthening of the European and Canadian currencies accounted for 2 percentage points of the revenue increase.

•                  The Human Capital Group increased revenues $19.0 million, or 15 percent, over the nine months ended March 31, 2007, primarily due to increased demand for our compensation consulting and our data services.  The strengthening of the European and Canadian currencies accounted for 2 percentage points of the revenue increase.

•                  The Investment Consulting Group increased revenues $31.5 million, or 33 percent, over the nine months ended March 31, 2007, due to an increase in demand for our services, especially investment strategy advice.  The strengthening of the European and Canadian currencies accounted for 5 percentage points of the revenue increase.

•                  The Insurance and Financial Services Group increased revenues $5.5 million, or 7 percent, over the nine months ended March 31, 2007.  The increase in revenues was due to the continued growth in demand for our services in continental Europe and Asia-Pacific.  The strengthening of the European currencies accounted for 4 percentage points of the revenue increase.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the third quarter of fiscal year 2008 were $254.1 million compared to $211.8 million for the third quarter of fiscal year 2007, an increase of $42.3 million or 20.0 percent.  Of this increase $16.3 million, or 7.7 percentage points, was attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 2.5 percentage points was attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, was principally due to $9.2 million of salary and wage tax increases, a higher accrual for discretionary compensation expense of $9.1 million, as well as an increase in other benefits, including pension. As a percentage of revenue, salaries and employee benefits increased to 55.5 percent from 53.5 percent.

Salaries and employee benefit expenses for the first nine months of fiscal year 2008 were $722.6 million compared to $598.4 million for the first nine months of fiscal year 2007, an increase of $124.1 million or 20.7 percent.  Of this increase $54.2 million, or 9.1 percentage points, was attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 3.8 percentage points was attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, was principally due to $36.7 million of salary and wage tax increases, a higher accrual of $28.0 million of discretionary compensation, as well as an increase in other benefits, including pension.  As a percentage of revenue, salaries and employee benefits increased to 55.3 percent from 54.5 percent.

Professional and Subcontracted Services.

Professional and subcontracted services expenses for the third quarter of fiscal year 2008 were $20.3 million compared to $26.5 million for the third quarter of fiscal year 2007, a decrease of $6.2 million or 23.3 percent. The decrease was primarily due to lower reimbursable expenses incurred on behalf of clients and lower expense associated with legal settlements, partially offset by a 3.4 percentage points increase due to the strengthening of foreign currencies.  As a percentage of revenue, professional and subcontracted services decreased to 4.4 percent from 6.7 percent.

Professional and subcontracted services used in consulting operations for the first nine months of fiscal year 2008 were $75.2 million, compared to $72.7 million for the first nine months of fiscal year 2007, an increase of $2.5 million or 3.4 percent.  Of this increase, 4.9 percentage points was attributed to the strengthening foreign currencies.  As a percentage of revenue, professional and subcontracted services decreased to 5.8 percent from 6.6 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the third quarter of fiscal year 2008 were $55.0 million compared to $49.4 million for the third quarter of fiscal year 2007, an increase of $5.6 million or 11.3 percent.  Of this increase $3.2 million, or 6.5 percentage points, was attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 2.3 percentage points was attributed to the strengthening foreign currencies.  The remaining increase, exclusive of the impact of foreign currencies, was principally due to increases in travel, rent, promotion, repairs and maintenance and business tax expense, partially offset by a decrease in telephone and insurance expenses.  As a percentage of revenue, occupancy, communications and other decreased to 12.0 percent from 12.5 percent.

Occupancy, communications and other expenses for the first nine months of fiscal year 2008 were $148.2 million compared to $136.0 million for the first nine months of fiscal year 2007, an increase of $12.2 million or 9.0 percent.  Of this increase $12.7 million, or 9.3 percentage points, was attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 3.4 percentage points was attributed to the strengthening foreign currencies.  The remaining increase, exclusive of the impact of foreign currencies, was principally due to increases in travel, rent, promotion, telephone, professional development and business tax expenses, partially offset by a decrease in insurance expense.  As a percentage of revenue, occupancy, communications and other decreased to 11.3 percent from 12.4 percent.

General and Administrative Expenses.

General and administrative expenses for the third quarter of fiscal year 2008 were $45.4 million, compared to $40.4 million for the third quarter of fiscal year 2007, an increase of $5.0 million or 12.2 percent, 0.9 percentage points of which was attributed to the strengthening of the European currencies. The increase, including the impact of foreign currencies, was primarily due to higher salaries and employee benefits, telephone expenses and professional services expense, partially offset by a decrease in rent in Europe, promotion, and equipment rental expenses.  As a percentage of revenue, general and administrative expense decreased to 9.9 percent from 10.2 percent.

General and administrative expenses for the first nine months of fiscal year 2008 were $131.5 million, compared to $118.0 million for the first nine months of fiscal year 2007, an increase of $13.5 million or 11.4 percent, 2.8 percentage points of which was attributed to the strengthening of the European currencies.  The increase, including the impact of foreign currencies, was primarily due to additional salary and employee benefits, repairs and maintenance, professional services, and insurance expenses, partially offset by a decrease in rent expense.  As a percentage of revenue, general and administrative expense decreased to 10.1 percent from 10.7 percent.

Depreciation and Amortization.

Depreciation and amortization for the third quarter of fiscal year 2008 was $18.3 million, compared to $15.1 million for the third quarter of fiscal year 2007, an increase of $3.2 million or 20.8 percent.  Of this increase $0.9 million, or 6.0 percentage points, was attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 1.8 percentage points was attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, was principally due to a $1.9 million increase in depreciation of fixed assets and amortization of intangible assets related to acquisitions and a $0.4 million increase in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups.  As a percentage of revenue, depreciation and amortization increased to 4.0 percent from 3.8 percent.

Depreciation and amortization for the first nine months of fiscal year 2008 was $53.2 million, compared to $41.8 million for the first nine months of fiscal year 2007, an increase of $11.4 million or 27.3 percent.  Of this increase $3.3 million, or 7.9 percentage points, was attributed to the inclusion of recently acquired entities in our consolidated financials.  An additional 2.9 percentage points was attributed to the strengthening foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, was principally due to $4.6 million increase in depreciation of fixed assets and amortization of intangible assets related to acquisitions and a $3.6 million increase in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups.  As a percentage of revenue, depreciation and amortization increased to 4.1 percent from 3.8 percent.

Loss From Affiliates.

As of July 1, 2007, PCIC, the company’s captive insurance company carries reinsurance for losses it insures above $25 million.  Because losses incurred by PCIC below this level are not covered by reinsurance, but are direct expenses of PCIC, reserve adjustments and actual outcomes of specific claims of any PCIC member firm carry through into Watson Wyatt’s financial results.  Our shares of PCIC’s financial results are reflected as income or loss from affiliates through our 36.43% ownership of PCIC.  Thus, from time to time, the impacts of PCIC’s reserve development may result in fluctuations in Watson Wyatt’s earnings.

Loss from affiliates for the third quarter of fiscal year 2008 was $29 thousand, compared to $4.5 million for the third quarter of fiscal year 2007, a decrease of $4.5 million.

Loss from affiliates for the first nine months of fiscal year 2008 was $0.6 million compared to $5.4 million for the first nine months of fiscal year 2007.  Affiliate loss during the three and nine months ended March 31, 2007 includes our share of PCIC’s losses resulting from a substantial increase in PCIC’s reserves.

Interest Expense.

Interest expense for the third quarter of fiscal year 2008 was $1.4 million, compared to $0.3 million for the third quarter of fiscal year 2007.  Interest expense for the first nine months of fiscal year 2008 was $5.6 million, compared to $1.3 million for the first nine months of fiscal year 2007.  The increase in both periods was due to a higher average debt balance stemming from recent acquisition-related payments.

Interest Income.

Interest income for the third quarter of fiscal year 2008 was $1.6 million, compared to $0.9 million for the third quarter of fiscal year 2007. Interest income for the first nine months of fiscal year 2008 was $4.4 million, compared to $3.1 million for the first nine months of fiscal year 2007.  The increase was mainly due to a higher average cash balance in the current period compared to the prior period, combined with higher short-term interest rates in Europe.

Provision for Income Taxes.

Provision for income taxes for the first nine months of fiscal year 2008 was $60.5 million, compared to $43.0 million for the first nine months of fiscal year 2007. Our effective tax rate was 34.7 percent for the first nine months of fiscal year 2008 and 33.7 percent for the first nine months of fiscal year 2007. The tax rate increase was primarily due to the geographic mix of income and the release of tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent acquisitions.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income.

Net income for the third quarter of fiscal year 2008 was $42.5 million, compared to $33.8 million for the third quarter of fiscal year 2007.  As a percentage of revenue, net income increased to 9.3 percent from 8.6 percent. Net income for the first nine months of fiscal year 2008 was $113.8 million, compared to $84.6 million for the first nine months of fiscal year 2007.  As a percentage of revenue, net income increased to 8.7 percent from 7.7 percent.

Earnings Per Share.

Diluted earnings per share for the third quarter of fiscal year 2008 was $0.96, compared to $0.76 for the third quarter of fiscal year 2007.  Diluted earnings per share for the first nine months of fiscal year 2008 was $2.56, compared to $1.90 for the first nine months of fiscal year 2007. The diluted earnings per share calculations for the three and nine months ended March 31, 2008 assume that the 242,000 contingent shares related to the WWN business acquisition and 1,950,000 contingent shares related to the WWLLP business acquisitions had been issued and outstanding for the entire three and nine month periods ended March 31, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2008 totaled $157.8 million, compared to $248.2 million at June 30, 2007.  The decrease in cash from June 30, 2007 to March 31, 2008 was principally attributable to the payment during the first quarter of fiscal year 2008 of $139 million of previously accrued discretionary compensation as well as payment for the Heissmann and WisdomNet acquisitions of approximately $135 million.  We also paid $55.2 million in corporate taxes, $24.7 million in capital expenditures and $9.5 million in dividends during the first nine months of fiscal year 2008.  These payments were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it will generate sufficient resources to fund operations and pay down debt through the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs.  At March 31, 2008, $153.0 million of the total cash balance of $157.8 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Under the terms of the WWLLP Business Combination, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlement related to the former partners of WWLLP.  If the assets of the trust are not used by 2017, it will be returned to the company. As of March 31, 2008, we maintained $6.5 million of restricted cash related to this obligation. This restricted cash balance was included in Other Assets on our consolidated balance sheet.

Cash From Operating Activities.

Cash from operating activities for the first nine months of fiscal year 2008 was $137.8 million, compared to cash from operating activities of $55.8 million for the first nine months of fiscal year 2007.  The difference was primarily attributable to $29.1 million of incremental net income, a higher increase in the discretionary compensation accrual, and a lower decrease of receivables net of a larger decrease in other current assets.

The allowance for doubtful accounts increased $4.5 million from June 30, 2007 to March 31, 2008. The number of days of accounts receivable and work in process outstanding was 80 at March 31, 2008, compared to 83 at June 30, 2007.

Cash Used in Investing Activities.

Cash used in investing activities for the first nine months of fiscal year 2008 was $181.7 million, compared to $91.6 million used in investing activities for the first nine months of fiscal year 2007.  The difference was attributed to acquisition and contingent consideration payments, primarily for Heissmann, of $134.9 million during the first nine months of fiscal year 2008 compared to $46.5 million, primarily for WWN, in the first nine months of fiscal year 2007.

Expenditures of capital funds were $24.7 million for the first nine months of fiscal year 2008.  Anticipated commitments of capital funds are estimated at $18 million for the remainder of fiscal year 2008. We expect cash from operations to adequately provide for these cash needs.

Cash Used in Financing Activities.

Cash used in financing activities for the first nine months of fiscal year 2008 was $48.5 million, compared to cash used in financing activities of $63.0 million for the first nine months of fiscal year 2007.  This change was primarily attributable to activity under our credit facility which included net borrowings of $5.5 million in the first nine months of fiscal year 2008 compared to a net repayment of $30 million in the first nine months of fiscal year 2007.  Additionally, during the first nine months of fiscal year 2008, the company repurchased $54.0 million of common stock, compared to $33.4 million of common stock during the same period in fiscal year 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of March 31, 2008
Contractual Cash Obligations (in thousands)	Total	Remaining 2008	2009 through 2010	2011 through 2012	Thereafter(1)
Lease commitments	$354,367	$16,554	$118,427	$89,316	$130,070

Revolving Credit Facility	112,762	91,920	20,842	—	—

Pension Contributions	176,773	7,216	81,786	87,771	—

Total	$643,902	$115,690	$221,055	$177,087	$130,070

(1)  Pension contributions for this category can not be estimated.

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Credit Agreement.  The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  Borrowings under this facility at March 31, 2008 were $110.5 million compared to no borrowings as of March 31, 2007, primarily due to acquisitions and the repurchase of common stock.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements relating to our leverage ratio and fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of March 31, 2008. This facility is scheduled to mature on June 30, 2010.  Borrowings of $91 million were repaid in April, 2008.

A portion of the revolving facility is used to support a required letter of credit.  As a result, $10.6 million of the facility was unavailable for operating needs as of March 31, 2008.  We are also charged a fee for this outstanding letter of credit that also fluctuates based on our leverage ratio.

Risk Management

As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims of the company and its subsidiaries, including the cost of defending such claims.  Our professional liability insurance coverage beyond our self-insured retention amount is written by an affiliated captive insurance company (PCIC) owned by us and two other professional services firms, and by various commercial insurance carriers.

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

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable.  Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $38.5 million IBNR liability recorded as of March 31, 2008.

Insurance market conditions for our industry and the company include increases in overall premium cost.  In addition, beginning in 2005 PCIC raised the reinsurance attachment point from $15 million to $25 million. Trends toward higher self-insured retentions and constraints on aggregate excess coverage for this class of insurance coverage are anticipated to continue or to recur periodically, and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.  In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital in the past and we will continue to re-assess capital requirements on a regular basis.

In light of increasing worldwide litigation, including litigation against professionals, the company has a policy that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements.  Certain contractual provisions designed to mitigate risk may not be legally practical or enforceable in litigation involving breaches of fiduciary duty or certain other alleged errors or omissions, or in certain jurisdictions. We may incur significant legal expenses in defending against litigation. Nearly 100 percent of the company’s U.S. and U.K. corporate clients have signed engagement letters including some if not all of our preferred mitigation clauses, and initiatives to maintain that process in the United States and the United Kingdom and complete it elsewhere are underway.

Disclaimer Regarding Forward-looking Statements

This filing contains a number of  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 -  Retirement Benefits; Note 6 – Goodwill and Intangible Assets; Note 10 – Restricted Shares; Note 11 – Guarantees; Note 12 – Contingent Liabilities; Note 13 – Income Taxes; Note 14 – Recent Accounting Pronouncements; Note 15 – Exit From Taft Hartley Consulting Business; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”.  You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to:

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

Foreign Currency Risk

International net revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British Pound, the Euro and the Canadian dollar. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be adversely impacted by changes in these or other factors.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 “Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2008.

ITEM 1A.  RISK FACTORS.

There are no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K (File No. 001-16159) filed on August 24, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Issuer Purchases of Equity Securities

The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 through January 31, 2008	100,300	$45.34	100,300	1,012,034
February 1, 2008 through February 29, 2008	149,700	51.63	149,700	2,871,173
March 1, 2008 through March 31, 2008	250,700	53.54	250,700	2,620,473

Total	500,700		500,700

During the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A Common Stock.  Shares that the company repurchases are primarily issued in connection with the company’s employee benefit plans.

On February 11, 2008, the company’s Board of Directors approved the repurchase of up to $100 million of the company’s Class A Common Stock in addition to the ongoing stock repurchase program approved during the first quarter of fiscal year 2007. The maximum number of shares that may be purchased under this plan is approximately 2,008,839 shares, estimated by using the market closing price on February 11, 2008 at $49.78 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Watson Wyatt Worldwide, Inc. Performance Share Bonus Incentive Program FY08(1)

21	Subsidiaries of Watson Wyatt Worldwide, Inc.(1)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)   Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		May 8, 2008

Name:	John J. Haley	Date

Title:	President and
Chief Executive Officer

/s/ Carl D. Mautz		May 8, 2008

Name:	Carl D. Mautz	Date

Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		May 8, 2008

Name:	Peter L. Childs	Date

Title:	Controller