Form 10-K
period 2008-06-30
Watson Wyatt Worldwide, Inc.
filed 2008-08-15
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

(703) 258-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange and NASDAQ

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,960,695,847 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2007.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about November 16, 2008 are incorporated by reference into Part III of this Form 10-K.

As of July 31, 2008 there were outstanding 43,255,561 shares of common stock par value $0.01 per share.

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-K

For the Fiscal Year Ended June 30, 2008

PART I

Item 1.  Business.

The Company

Watson Wyatt Worldwide, Inc. (referred herein as “Watson Wyatt”, “company”, “us”, “we”, or “Watson Wyatt & Company Holdings”) is a global consulting firm focusing on providing human capital and financial management consulting services.  Including predecessors, we have been in business since 1878. The Wyatt Company was incorporated in Delaware on February 17, 1958.  We conducted business as The Wyatt Company from 1958 until changing our name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance in 1995 with R. Watson & Sons (referred herein as “Watson Wyatt LLP” or “WWLLP”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership founded in 1878. In 2000, we incorporated Watson Wyatt & Company Holdings to serve as a holding company with our operations conducted by our subsidiaries. To better serve the increasingly global needs of clients, on July 31, 2005 we acquired substantially all of the assets and assumed most liabilities of WWLLP (the “WWLLP business combination”).  The company’s name was changed to Watson Wyatt Worldwide, Inc. on January 1, 2006, to reflect the company’s global capabilities and identity in the marketplace.

We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering consulting services that help our clients anticipate, identify, and capitalize on emerging opportunities in human capital management.  We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals.  Our target market clients include those companies in the FORTUNE 1000, Pension & Investments (P&I) 1000, FTSE 100, and equivalent organizations in markets around the world.  As of June 30, 2008, we provided these services through approximately 7,000 associates in 107 offices located in 32 countries.

Business Acquisitions

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

WisdomNet

On July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock.  WisdomNet is a Denver-based talent management solution and consulting firm that was founded in 2001.  WisdomNet offers a proprietary line of business software products, including an end-to-end solution for managing organizations’ talent management processes.  As of the date of the acquisition, WisdomNet employed 15 associates. For more information regarding this business acquisition, see Note 2 of Notes to the Consolidated Financial Statements included in Item 15 of this report.

Marcu & Asociados S.A.

On June 16, 2008, the company acquired the outstanding stock of Marcu & Asociados S.A. (Marcu) for $2.8 million in cash.  Marcu is a leading human resource, risk and financial management consulting firm based in Buenos Aires, Argentina.  As of the date of acquisition, Marcu employed 37 associates and had annual revenues of approximately $2.5 million.

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

Watson Wyatt LLP

On July 31, 2005, the company consummated the WWLLP business combination.  The company and WWLLP had jointly offered services since 1995 pursuant to alliance agreements and as a result, have business segments that are very similar in nature.  The assets acquired from WWLLP are held by the company’s principal U.K. subsidiary, Watson Wyatt Limited (“Watson Wyatt Limited” or the “European business”).  Watson Wyatt Limited’s results of operations are included in the consolidated financial statements beginning August 1, 2005.  Subsequent to the WWLLP business combination, the successor entity to WWLLP, Ringley House LLP (“Ringley House”) maintains minimal business operations and assets.  For more information regarding the WWLLP business combination, see Note 2 of Notes to the Consolidated Financial Statements included in Item 15 of this report.

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

Certifications

In November 2007, the company submitted to the New York Stock Exchange (NYSE) the required annual certification that our chief executive officer is unaware of any violation by Watson Wyatt of the NYSE corporate governance standards under section 303A.12(a) of the NYSE listed company manual.  The company also filed with the SEC the CEO and CFO certifications required under section 302 of Sarbanes-Oxley Act of 2002 as an exhibit to this Form 10-K.

Recent Development

As reported on Form 8-K filed July 21, 2008, Watson Wyatt named Roger Millay as the company’s chief financial officer effective August 18, 2008.  The retirement of current chief financial officer Carl Mautz was previously announced in February 2008.

Business Overview

As leading economies worldwide become more services-oriented, human capital and financial management have become increasingly important to companies and other organizations. The heightened competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits and rising employee-related costs have increased the importance of effective human capital management. Insurance and investment decisions become increasingly complex and important in the face of changing economies and dynamic financial markets.  We help our clients address these issues by combining our expertise in human capital and financial management with consulting and technology, to improve the design and implementation of various human resources and financial programs, including retirement, health care, compensation, insurance and investment plans.

We design, develop and implement human resource and risk management strategies and programs through the following closely interrelated practice areas:

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

•                  Strategic workforce planning

•                  Compliance and governance

Technology and Administration Solutions Group

•                  Web-based applications for health and welfare, pension and compensation administration

•                  Administration outsourcing solutions for health and welfare, pension and flexible benefits

•                  Call center strategy, design and tools

•                  Strategic human resources technology and service delivery consulting

•                  Targeted online compensation and benefits statements, content management and call center case management solutions

•                  Integrated talent management suite

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

•                  Investment consulting services to pension plans and other institutional funds

•                  Input on governance and regulatory issues

•                  Analysis of asset allocation and investment strategies

•                  Investment structure analysis, selection and evaluation of managers and performance monitoring

•                  Implementation/fiduciary services for defined benefit and defined contribution investment programs via our Advanced Investment Solutions (AIS) services

Insurance & Financial Services Group

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

Competitive Advantage

We believe that our competitive advantages include our global reach, our strong client relationships, the depth of our professional and technical associates, our thought leadership and our experienced management team.

We have long-lasting relationships with our clients, many of which have been clients for decades and for whom our services have grown over time.  Expanding our relationships with existing clients and identifying new prospects are key to our growth strategy.

We also believe that we are at the forefront of many issues affecting human capital through our research, surveys and participation in policy-making.  Our thought leaders are often called upon by the media and government to express opinions on issues affecting health care benefits, retirement plan design and executive compensation.

We believe our senior management team has strong experience, with an average tenure of 17 years with the company and a reputation for transparency and accountability.  We consider this group to be a major asset to the company.

Human Resources Consulting Industry

The growing demand for employee benefits and human capital consulting services is directly related to the increasing size and complexity of today’s human resources programs and the societal forces that are stimulating their rapid change.  In the United States alone, employers spent $7.4 trillion in 2006 in direct support of human capital programs, such as compensation and benefits.  In 2006, U.S. employers contributed $363.3 billion to pension and profit-sharing plans, and $537.0 billion to group health insurance programs, while the assets of employer-sponsored defined benefit and defined contribution plans here in the United States were $6.4 trillion at the end of 2006 and private holdings in individual retirement accounts were another $4.2 trillion, most of which originated in an employer-sponsored retirement plan.

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

Consulting Services

Our global operations include five segments: Benefits, Technology and Administration Solutions, Human Capital, Investment Consulting, and Insurance & Financial Services.  The percentages of revenues generated in the various groups are as follows:

	2008	2007	2006
Benefits Group	60%	59%	61%
Human Capital Group	12	12	12
Technology and Administration Solutions Group	11	12	12
Investment Consulting Group	10	9	7
Insurance & Financial Services Group	7	8	8
Total Segment Revenues	100%	100%	100%

For more information about our operating segments, see Note 12 of Notes to the Consolidated Financial Statements included in Item 15 of this report.

Benefits Group

The Benefits Group – our largest and most established practice with 3,240 associates – consists primarily of consulting practices in retirement, group and health care, and international.  Its steady increase in revenues is a result of our business combinations and strong organic growth.  This group assists clients in creating and managing cost-effective benefits programs that help our clients attract, retain and motivate a talented workforce. Our Benefits Group accounted for approximately 60 percent of our total segment revenues for the fiscal year that ended June 30, 2008.

Retirement Consulting

We are one of the world’s leading advisers on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution plans including design, funding and risk management strategies.  We also help our clients assess the effect that changing workforce demographics have on their retirement plans, cash flow requirements, and retiree benefit adequacy and security.

Our consultants are the named actuaries and provide actuarial services to many of the world’s largest retirement plan sponsors.  We provide actuarial services to three of the four largest corporate pension plans in the United States and are adviser to 46 of the 100 largest corporate pension funds in the United Kingdom.  As a result of our integration with Watson Wyatt Netherlands and the Heissmann acquisition, we now have market-leading positions in Germany and the Netherlands.

We offer clients a full range of integrated and innovative retirement consulting services to meet the needs of all types of employers – including those that continue to offer defined benefit plans and those that are reexamining their retirement benefits strategies.  For those clients who want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services and communication assistance.

Our retirement consulting services include:

•                  Actuarial services

•                  Analysis and recommendations on funding strategy

•                  Development and implementation of risk mitigation and management strategies

•                  Strategic plan design

•                  Administrative services

•                  Workforce diagnostics, analysis and planning

•                  Defined contribution services including nondiscrimination testing and vendor selection

•                  Financial reporting

•                  Stock option and share plan financial accounting

•                  Executive retirement benefits and assistance with enhanced U.S. proxy disclosures

•                  Retiree health care design and valuation

•                  Assistance with changes relating to mergers, acquisitions and divestitures

•                  Development of compliance and governance strategies

Our retirement consulting services are supported by a strong focus on research and advocacy for sound public policy.  We are leaders in the development and support of hybrid pension designs like cash balance plans in the United States which are widely seen as the future of the defined benefit system.

Much of our recent consulting with clients relates to various regulatory changes (global accounting reform, U.S. and European pension funding legislation and new rules on deferred compensation design) and a broad-based desire on the part of many employers to revisit their retirement design approach.  We use unique data and analyses to provide perspective on the overall environment and to help our clients with their design decisions.  For example, our recent survey of 300 large U.S. companies provides a unique view into the design decisions (both defined benefit and defined contribution) companies have made in the past decade and what they are likely to do in the future.  We have also tracked the retirement designs of the largest U.S. public companies over many years, providing clients with data to better understand the true magnitude of the movement from defined benefit to defined contribution designs.

To further enhance our retirement consulting services, we dedicate significant resources to technology systems and tools to ensure the consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases, such as Watson Wyatt COMPARISONTM, that enable our clients to track and benchmark benefit plan provisions.  Our tools and technology solutions include:

•                  PensionPath® – Consultants in our retirement practice and our Technology and Administration Solutions Group partner to deliver this full-featured, Web-based solution designed to meet the pension administration needs of plan sponsors

•                  OnePlace – A Web portal that helps our clients with the day-to-day management and governance of their plans and links easily with our global tools, research and data

•                  FASTool – An interactive tool that allows the immediate comparison of income statement and balance sheet information and assumptions related to pension, stock option, and retiree medical plans for large, publicly traded U.S. companies

•                  Quick Peek® Online – A Web-enabled tool that allows pension plan sponsors to quickly and easily model a variety of financial and business situations, and project retirement plan contributions, funded status and expense

•                  DesignIT –  A modeling tool for our European clients that provides comparisons between a selection of alternative pension designs

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

In the United States, more employees are adopting consumer-oriented health care approaches that encourage employees and retirees to participate more actively in health care buying decisions. These models put workers in charge of spending their own health care dollars and provide them with appropriate incentives,  tools and information to make wiser health purchasing decisions.  One of these tools is BenefitConnectTM – a customizable, Web-based application that combines self-service employee tools with administrative and call center components to facilitate the administration and management of health and welfare benefits.

Our approach to group and health care consulting emphasizes health and productivity, pharmacy, provider quality, effective communication, and data and metrics.  Our global services include:

•            Strategic plan design of health and welfare, paid time off and flexible benefit plans

•            Retiree health programs

•            Health and productivity management, including onsite clinics

•            Health and welfare technology solutions

•            Total program management

•            Vendor negotiations, audits and performance management

•            Measurement of program effectiveness

•            Assistance with plan changes relating to mergers, acquisitions and divestitures

International Consulting

To help multinational companies face the challenges of operating in the global marketplace, Watson Wyatt provides expertise in dealing with international human resources and related finance issues for corporate headquarters and their overseas subsidiaries.

Through our global specialists and in cooperation with our local offices worldwide, we help multinational companies on a range of issues, including:

•                  Resolution of people issues in mergers and acquisitions

•                  Compliance and competitiveness of human capital practices at all stages of the off-shoring lifecycle or expansion process

•                  Management of financial exposures and investment risks in benefit plans and determination of pension funding

•                  Development and support of multinational governance procedures for managing employee benefit and worldwide reward programs

•                  Development of an international transfer policy that meets the organization’s current and projected mobility needs

We offer several tools and research resources to help deliver these services, including:

•                  BenTrack – a powerful Web-based tool that helps multinational organizations manage their benefit and compensation programs across multiple territories – at any time, from any location.

•                  FAStrack – To facilitate global coordination for the various global accounting standards requirements, including IFRS, FAS87, FAS106 and FAS132R, Watson Wyatt has developed FAStrack Global™, a Web-based program designed for local plan actuaries to enter IFRS/FAS results by business unit, plan and/or country.

•                  Global Survey of Accounting Assumptions for Defined Benefit Plans – an annual survey of the accounting assumptions applied by major corporations for their defined benefit plans around the world.

Technology and Administration Solutions Group

Watson Wyatt’s Technology and Administration Solutions Group helps organizations optimize the delivery of their human resources and benefit services. We do this through a unique blend of domain expertise and experience in human resources and benefits, strong process capability and a range of enabling technology applications. We understand the importance of being able to both provide advice on the appropriate solutions to meet human resource needs and to implement and deliver those solutions on an ongoing basis, whether through outsourced services, in-house capabilities or a combination of the two.

Our Technology and Administration Solutions Group of 840 associates provides consulting, administration, outsourcing and technology services across human resources, but focusing in particular on:

Retirement Administration

We provide retirement administration solutions in a number of geographic areas, tailored to the needs of each local market:

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

•                  In the United Kingdom, we are among the leaders in retirement administration outsourcing services to the private sector, using highly automated processes and modern transactional Web technology to enable members to access their records and improve their understanding of their benefits. Our technology also provides trustees and human resources with timely management information and the means to monitor activity levels and reduce administration costs.

•                  In markets where defined contribution (DC) arrangements are more complex than 401(k)-style plans, we have deployed sophisticated DC technology, processes and controls. Our DC administration model in Germany and the United Kingdom leverages Web technology and provides clients with “back office” reconciliation and investment manager interaction expertise, while offering the option to “flex” the front-office operations to be as comprehensive as required.  Participants can access static and transactional data allowing them to be self-sufficient in managing their portfolios.

Health &Welfare/Flexible Benefits Administration

•                  Flexible benefit plans exist in different forms in different geographies, and we provide Web-enabled flexible benefits administration solutions to support clients in a number of different parts of the world.

•                  In the United States, flexible benefits tend to be focused primarily around health and welfare arrangements. BenefitConnect™ is our flexible Web-based health and welfare technology that we use to provide comprehensive outsourced support to clients. New health care consumerism support tools give participants direct Web-based access to their benefits information and enrollment tools and provide modeling on a choice of medical spending and savings accounts, as well as life insurance. They also help participants become smart consumers through access to information on the World Wide Web via the Internet.

•                  In the United Kingdom, we provide flexible benefits administration services on a stand-alone basis or linked with defined contribution administration and the provision of total compensation statements.

Compensation Administration

•                  REWARD™ is our suite of Web-based applications that automate compensation administration and pay delivery. REWARD improves compensation planning, budgeting and data management, allowing compensation professionals to focus on strategic activities by freeing them from administrative work.  We recently integrated our global grading system methodology into REWARD, enabling companies to band and grade jobs and then model pay ranges around local market conditions.

Integrated Talent Management Suite

•                  Our integrated talent management suite combines easy-to-use process automation with powerful decision support for performance management, strategic workforce planning, rewards, succession planning, recruiting, learning and career development. The system accommodates a wide range of client processes, terminology and workflow without programming.

Online Communication

•                  eStatements is our integrated, Web-based solution that helps employees understand the true value of their compensation and benefits package.  It aggregates data from a number of internal and/or external sources, and provides a current view of an employee’s complete package.  It shows the value of an organization’s human resource programs, fosters smarter plan participation and benefit consumerism, and offers organizations another vehicle to promote plan features, provide support and deliver other focused information.

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

Portals

•                  By implementing our hosted portals, we can help to ensure a seamless experience for employees needing to use multiple human resource and benefits applications or multiple information sources. Our hosted portals can be central reference points and knowledge bases for pension and human resource managers, administrators and members.

All of the above are point solutions:  applications or services that meet particular demands once clients have identified and prioritized their needs. Very often our involvement starts at a much earlier level. We provide clients with strategic, research-based human resource technology and service delivery advisory services to help them develop their strategy for delivering human resource services. We work with them to align their human resources delivery strategy with their business goals. We use human resource and benefits technologies, those mentioned above and others, to help our clients improve satisfaction levels and have a sustainable return on investment. Our services in this area include human resource transformation consulting, vendor management and service delivery model development, including shared services strategy and design.

Our Technology and Administration Solutions Group represented approximately 11 percent of our total segment revenues for the fiscal year ended June 30, 2008.

Human Capital Group

Our Human Capital Group of 850 associates helps clients implement strategies that achieve a competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees, resulting in a maximized return on clients’ investment in human capital.  The Human Capital Group also utilizes our Watson Wyatt Data Services practice, which is a group of 300 associates that provide data, services and analysis regarding compensation and benefits around the world.  Our Human Capital Group represented approximately 12 percent of our total segment revenues for the fiscal year ended June 30, 2008.

Our Human Capital Group focuses in six principal areas: executive compensation, Strategic Rewards®, sales management and rewards, organization effectiveness, talent management and data services.

Executive Compensation

We advise our clients’ management and boards of directors on executive pay programs, including cash compensation, stock options and stock purchase plans.  We also work with them to align their pay-for-performance plans throughout the organization to improve shareholder value. We help clients understand and value all the components of their executives’ compensation, including base pay, bonus, incentives, options, and retirement and other executive perks.  Our expertise in stock-based plan design and in valuation methodologies and procedures allows us to help U.S. clients, for instance, comply with complex accounting standards such as FAS 123(R) and SEC rules regarding executive compensation disclosure.

Strategic Rewards®

We help align an organization’s global rewards – including base compensation, incentives, stock programs, recognition programs and flexible work arrangements – with its business strategies, cultural values, work design and human resources strategy.  Our Human Capital Group and Benefits Group work together to develop integrated reward and talent management programs for our clients.

Sales Effectiveness and Compensation

We help maximize the performance of our clients’ sales and services teams across the globe by aligning their sales force’s behavior with their organization’s business strategy and compensation philosophy. By considering the full spectrum of rewards, we help motivate our clients’ sales forces to maintain and expand critical relationships while executing the organization’s go-to-market strategy.

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

We developed the Watson Wyatt Human Capital Index®, a proprietary tool for demonstrating the relationship between the effectiveness of an organization’s human capital practices and the creation of superior returns to shareholders.

Our Global WorkAttitudes database includes the opinions of thousands of employees worldwide, surveyed independently, reflecting a large cross-section of jobs and industry types. Our clients compare their own employee survey results against these norms to identify workplace perceptions and satisfaction and commitment levels.

Talent Management

We help organizations bring the same clarity, discipline and objectivity to managing talent as they do to other critical business operations.  Our proven tools and methodologies help companies maximize their return on people through outstanding performance management, strategic workforce planning, rewards, succession planning, recruiting, learning and career development.

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

Investment Consulting Group

Our Investment Consulting Group, with approximately 450 associates, helps pension trusts and other institutional clients successfully meet their investment goals. This involves helping optimize risk-adjusted returns through development of appropriate governance, policies and strategies. Our work involves helping our clients with the design and implementation of investment arrangements to manage and decrease financial liabilities within a context of overall organizational objectives. Our Investment Consulting Group represented approximately 10 percent of our total segment revenues for the fiscal year ended June 30, 2008.

Our services include:

•                  Asset/liability modeling, risk budgeting and asset allocation studies

•                  Governance consulting and investment policy development

•                  Investment policy implementation

•                  Analysis of structured products

•                  Investment manager selection and monitoring

•                  Performance evaluation and monitoring

We offer the following integrated services for our clients:

•                  Watson Wyatt Pension Risk Management™ – an integrated methodology for determining the appropriate amount of investment risk for a pension plan and allocating that risk across investment decisions

•                  Watson Wyatt Advanced Investment Solutions® – taking a more proactive responsibility for the investment arrangements of institutional funds, a service referred to in some markets as fiduciary outsourcing.  We work with the plan sponsor to develop investment policy and help to manage the implementation of that policy

Insurance & Financial Services Group

Our Insurance & Financial Services consulting team of approximately 420 associates advises insurance companies and other financial institutions on strategic and financial issues. Clients include major multinational financial groups; life, non-life and health insurance companies; re-insurers; self insurers; captives; banks and regulators. Our Insurance & Financial Services Group represented approximately 7 percent of our total segment revenues for the fiscal year ended June 30, 2008.

Our services include:

•                  Development and review of business strategy, including market-entry studies and business plan design

•                  Provision of strategic and actuarial advice to buyers or sellers of financial institutions

•                  Advice on a wide range of financial management issues, including risk and value management, asset liability modeling, statutory reporting, embedded value and market-consistent valuations

We have also developed a range of leading-edge actuarial modeling software products, including VIPitech, Pretium and Simulum. These are used internally for consulting projects and licensed to clients around the world.

Other Services

Communication Consulting

Our communication consulting practice helps clients produce financial results through strategies that align employee behavior with business success.  Our award-winning work and our six years of ground-breaking Communication ROI research prove that effective communication:

•                  Increases total returns to shareholders

•                  Improves service, quality and productivity levels

•                  Helps fuel growth

•                  Enhances organizational ability to manage change successfully

•                  Builds employee community, trust and commitment

•                  Educates, engages and motivates employees

Working with clients who have responsibility for employee communication in human resources, corporate or line functions, our consultants combine strong creative skills with technical excellence to create programs that range from high-level strategic planning to tactical implementation.

We help clients develop and implement communication strategies for diverse issues, including:

•                  Clarifying the value and scope of employee compensation and benefits, and enhancing employees’ appreciation of their total rewards opportunities

•                  Drawing a clear line of sight between employee performance and company objectives through open communication and leadership communication training

•                  Optimizing the use of technology in communication through audits and best-practice design

•                  Facilitating organizational change so that all stakeholders fully understand their role in business success

•                  Maintaining employee trust, confidence and commitment through all cycles of performance

•                  Demonstrating the return on investment of employee communication in achieving business objectives

•                  Supporting management in efforts to target, attract and hire the right talent to meet business objectives through innovative communication programs

Integrated Service Approach

While we focus our consulting services in the principal areas described above, we draw upon consultants from across practices and geographies to deliver integrated services to meet the needs of our clients. An example is our Total Rewards approach, which encompasses compensation, benefits, career growth and company culture. We help clients around the world determine the correct mix of reward programs to attract and retain the right employees and to motivate them to produce desired results.  We also assemble cross-practice teams to help clients through mergers and acquisitions.

Sales and Marketing

Our growth strategy is based on a commitment to ensuring client satisfaction through our account management program.  Our account managers focus on effectively delivering services to clients and on expanding our relationships across service lines, geographic boundaries and divisions within client organizations.  A key element of this program is an approach we call ClientFirstTM. Using proprietary processes and tools, we work with clients to define their needs and expectations before an engagement begins, and then continually measure our performance according to agreed-upon standards.

We pursue new clients using cross-disciplinary teams of consultants, as well as dedicated client developers who initiate relationships with carefully selected companies. Our efforts to expand our accounts and our client base are supported by market research, comprehensive sales training programs and extensive marketing databases. Our sales efforts are also supported by a full array of marketing programs designed to raise awareness of the Watson Wyatt Worldwide brand and our reputation within our target markets. These programs promote our thought leadership on key human resource issues, and establish us as a preferred human capital and financial services consulting firm to many of the world’s largest companies.

Clients

We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Europe, Asia-Pacific, Latin America, Africa and the Middle East across a wide variety of industries.  Our client base is broad and geographically diverse.  For the fiscal year ended June 30, 2008, our 10 largest clients accounted for approximately 5 percent of our consolidated revenues, while no individual client represented more than 1 percent of our consolidated revenues.

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

Our current and anticipated competitors include:

•             Major human resources-focused consulting firms that compete in serving the large employer market worldwide, including Hewitt Associates, Mercer and Towers Perrin

•             Smaller benefits and compensation consulting firms, including the Hay Group and The Segal Company

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

Employees

The company employed approximately 7,230 and 6,600 associates as of June 30, 2008 and 2007 respectively, in the following practice areas:

	As of June 30,
	2008	2007
Benefits Group	3,240	2,900
Technology and Administration Solutions Group	840	735
Human Capital Group	850	885
Investment Consulting Group	450	325
Insurance & Financial Services Group	420	390
All Other Segments	810	785
Corporate	620	580
Total	7,230	6,600

The increase in headcount is primarily due to the acquisition of Heissmann at the beginning of fiscal year 2008 which accounts for 360 associates, all of which were in the Benefits group.  None of our associates are subject to collective bargaining agreements.  We believe relations between management and associates are good.

Item 1A – Risk Factors

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business.  The descriptions below are not the only risks and uncertainties that we face.  Additional risks and uncertainties that are presently unknown to us, may also impair our business operations, financial condition or results. If any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted.

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

Our success largely depends upon the business generation capabilities and project execution skills of our consultants. In particular, our consultants’ personal relationships with our clients are a critical element of obtaining and maintaining client engagements. Losing consultants and account managers who manage substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete engagements, which would adversely affect our results of operations. In addition, if any of our key consultants were to join an existing competitor or form a competing company, existing and potential clients could choose to use the services of that competitor instead of our services. There can be no assurance that confidentiality and non-competition agreements signed by senior consultants will be effective in preventing a loss of business.

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

As a result of our international acquisitions over the past three fiscal years, an increased portion of our business is located outside of the United States. As a result, a significant portion of our business operations are subject to foreign financial and business risks, which could arise in the event of:

•                  currency exchange rate fluctuations;

•                  unexpected increases in taxes;

•                  compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad ;

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

Competition from firms with greater resources could result in loss of our market share and reduced profitability.

The markets for our principal services are highly competitive. Our competitors currently include other human resources consulting and actuarial firms, as well as the human resources consulting divisions of diversified professional services and insurance firms and accounting firms. Several of our competitors have greater financial, technical and marketing resources than we have, which could enhance their ability to respond more quickly to technological changes, finance acquisitions and fund internal growth. Some competitors may have or may develop a lower cost structure. New competitors or alliances among competitors could emerge, creating additional competition and gaining significant market share.  In order to respond to increased competition and pricing pressure, we might have to lower our prices, which would have an adverse effect on our revenues and profit margin.

Demand for our services may decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition or prospects, or a decline in defined benefit pension plans that could adversely affect our operating results.

We can give no assurance that the demand for our services will continue to grow or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities.  Our clients’ demand for our services may change based on their own needs and financial conditions.

Economic downturns or slowdowns in markets that we serve or affecting particular clients or industry groups that we serve, may reduce the use of outside consultants, which could reduce the demand for our services, increase price competition and adversely impact our growth and profit margins.

In addition, the demand for many of our core benefits services, including compliance-related services is affected by government regulation and taxation of employee benefits plans. Significant changes in tax or social welfare policy or regulations could lead some employers to discontinue their employee benefit plans, including defined benefit pension plans, thereby reducing the demand for our services. A simplification of regulations or tax policy also could reduce the need for our services.

Our clients generally may terminate our services at any time, which could decrease associate utilization, adversely impacting our profitability and results of operation.

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

We enter into some of our engagements on a negotiated fixed-fee basis. If we do not properly negotiate the price and manage the performance of these engagements, we might incur losses on individual engagements and experience lower profit margins, and our overall financial results could be adversely affected.

We are subject to malpractice claims arising from our work, which could adversely affect our reputation and business, and we are subject to government inquiries and investigations.

Professional services providers, including those in the human resources and financial services consulting industry, are subject to claims from their clients. Clients and third parties who are dissatisfied with our services or who claim to suffer damages caused by our services have brought and may bring lawsuits against us. The nature of our work, especially our actuarial services, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors.

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

We have been subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our business, especially regulated businesses such as investment consulting or insurance consulting.  Such inquiries or investigations may consume significant management time and require additional expense. For a discussion of significant legal proceedings and investigations, please refer to Note 13 of Notes to the Consolidated Financial Statements.

Insurance may become more difficult or expensive to obtain.

Insurance markets have hardened over recent years for some classes of professional liability risk.  As the number of claims has increased against professionals and against actuaries in particular, the cost of malpractice insurance has trended upward, deductibles or self-insured retentions have increased and levels at which reinsurance will cover losses have risen; these adverse trends may continue.  Availability and price of insurance are subject to many variables, including general market conditions, loss experience in related industries and in the actuarial and benefits consulting industry, and the specific claims experience of an individual firm. Because we now provide services in a larger geographic market as a result of our business combinations, we therefore may be exposed to a greater number of claims arising from our expanded operations.  In the future there can be no assurance that we will continue to be able to obtain insurance on comparable terms to what we have obtained in the past. Increases in the cost of insurance could affect our profitability and the unavailability of insurance to cover certain levels of risk could have an adverse effect on our financial condition, particularly in a specific period.

We are engaged, through our subsidiaries, in providing services outside of our core human resources consulting business, which may carry greater risk of liability.

We intend to continue to grow the business of providing consulting services to institutional investment and insurance and financial services companies. The risk of malpractice claims from these lines of business may be greater than from our core human resource consulting business and claims may be for significant amounts. Contractual provisions intended to mitigate risk may not be enforceable in litigation or in some jurisdictions or in connection with claims involving breaches of fiduciary duty or other alleged errors or omissions.

Our quarterly revenues may fluctuate while our expenses are relatively fixed.

Quarterly variations in our revenues and operating results occur as a result of a number of factors, such as:

•                  The significance of client engagements commenced and completed during a quarter;

•                  The seasonality of some specific types of services.  In particular, retirement revenues are more heavily weighted toward the second and third quarters of the fiscal year, when annual actuarial valuations are required to be completed for calendar year end companies and the related services are performed.  In the Technology and Administration Solutions Group, the distribution of work is concentrated at the end of the first fiscal quarter and through the second fiscal quarter, as there is demand from our clients for assistance in updating systems and programs used in the annual re-enrollment of employees in benefit plans, such as flex plans. Much of the remaining business is project-oriented and is thus influenced more by particular client needs and the availability of our workforce;

•                  The number of business days in a quarter, associate hiring and utilization rates and clients’ ability to terminate engagements without penalty;

•                  The size and scope of assignments; and

•                  General economic conditions.

Approximately 70-75 percent of our total operating expenses are relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year end incentive bonuses.  Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results and could result in losses.  Over the most recent eight fiscal quarters, net income from continuing operations has fluctuated from $24.8 million to $42.5 million.

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

•                  Require super-majority voting for the stockholders to amend our bylaws and other provisions of our certificate of incorporation;

•                  Prohibit a stockholder from presenting a proposal or director nomination at an annual meeting unless the stockholder provides us with sufficient advance notice.

Item 1B. Unresolved SEC Comments

None.

Item 2.  Properties.

As of June 30, 2008, we operated in 107 offices in principal markets throughout the world.  Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.

The fixed assets owned by Watson Wyatt represented approximately 11 percent of total assets at June 30, 2008, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.

Item 3.  Legal Proceedings.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business.  The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 13 “Commitments and Contingent Liabilities,” of the Notes to the Consolidated Financial Statements in this Form 10-K for the year ended June 30, 2008.

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

An additional 1,950,000 shares were paid to the former partners of WWLLP on April 15, 2008, after the achievement by the acquired business of certain agreed-upon financial performance goals.  Sale of these shares will be restricted until July 31, 2009.  See Note 2 of Notes to the Consolidated Financial Statements included in Item 15 of this report for further information regarding the WWLLP business combination. The diluted earnings per share calculation assumes these shares had been issued since July 31, 2005.

In conjunction with its acquisition of WWN on February 1, 2007, the company issued 252,285 Class A common shares which were subject to contractual transfer restrictions.  Transfer restrictions on 50% of these shares expired on February 1, 2008.  Transfer restrictions on the remaining shares will expire on February 1, 2009.  An additional 218,089 shares were issued to the former partners of WWN on June 27, 2008 after achievement by the acquired business of certain financial performance goals. Sale of these shares will be subject to contractual transfer restrictions that will expire on 50% of these shares on each of the first and second anniversaries of issuance of the shares. The diluted earnings per share calculation assumes these shares had been issued at the beginning of fiscal year 2008.

Market Information

Watson Wyatt Worldwide, Inc. Class A common stock is currently traded on the New York Stock Exchange and NASDAQ under the symbol WW.  The following table sets forth the range of high and low closing share prices for each quarter of fiscal years 2008 and 2007, determined by the daily closing stock prices.

	2008		2007
	High	Low	High	Low

First quarter (July 1 through September 30)	$51.19	$43.00	$41.60	$31.70
Second quarter (October 1 through December 31)	49.82	43.90	48.00	39.98
Third quarter (January 1 through March 31)	58.40	43.10	50.69	40.92
Fourth quarter (April 1 through June 30)	60.22	52.89	53.84	47.01

Holders

As of June 30, 2008, there were approximately 380 registered shareholders of our Class A common stock.

Dividends

The board of directors of the company has approved the payment of a quarterly cash dividend in the amount of $0.075 per share.  Total dividends paid in fiscal years 2008 and 2007 were $12.8 million and $12.7 million, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plans include the 2000 Long-Term Incentive Plan, which provides for the granting of nonqualified stock options and stock appreciation rights, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Amended Compensation Plan for Outside Directors.  We grant deferred stock units to certain senior associates through the Watson Wyatt & Company Performance Share Bonus Incentive Program as a part of their annual discretionary compensation and have discontinued the issuance of stock options.  All deferred stock units issued in connection with the 2001 Deferred Stock Unit Plan were fully vested upon issuance.  All of our equity compensation plans have been approved by stockholders.  See Note 9 of the Notes to the Consolidated Financial Statements for the general terms of these plans.

The following chart gives aggregate information regarding grants under all of the company’s equity compensation plans through June 30, 2008:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by stockholders	7,676	$21.73	4,237,700	(1)

(1) Includes 2,548,915 shares remaining available for future issuance under the 2000 Long-Term Incentive Plan, 420,714 shares under the 2001 Employee Stock Purchase Plan, 1,191,026 shares under the 2001 Deferred Stock Unit Plan for Selected Employees, and 77,045 shares under the Amended Compensation Plan for Outside Directors.

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

Performance Graph

This information is incorporated by reference to the definitive Watson Wyatt Worldwide, Inc. Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The table below presents specified information about the company’s stock repurchases during the fourth quarter of fiscal year 2008 and the remaining number of shares that may be purchased under the plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2008, through April 30, 2008	110,000	$58.14	110,000
May 1, 2008, through May 31, 2008	165,000	59.17	165,000
June 1, 2008, through June 30, 2008	210,000	56.57	210,000
Total	485,000		485,000	1,854,370

On February 11, 2008, the company’s Board of Directors approved the repurchase of up to $100 million of the company’s Class A Common Stock.  The remaining number of shares that may be purchased under this plan is approximately 1,071,322 shares, estimated by using the market closing price on June 30, 2008 of $52.89 per share.

During the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A Common Stock.  The maximum number of shares remaining to be repurchased under this plan is 783,048.

Item 6.  Selected Consolidated Financial Data

The table on the following page sets forth selected consolidated financial data of Watson Wyatt for each of the years in the five-year period ended June 30, 2008.  The selected consolidated financial data as of June 30, 2008 and 2007, and for each of the three years in the period ended June 30, 2008, were derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K.  The selected consolidated financial data as of June 30, 2006, 2005 and 2004, and for each of the years ended June 30, 2005 and 2004, were derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K.  The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year Ended June 30
	2008	2007	2006	2005	2004
Statement of Operations Data:
(amounts are in thousands, except per share data)
Revenue	$1,760,055	$1,486,523	$1,271,811	$737,421	$702,005
Costs of providing services:
Salaries and employee benefits	970,236	805,571	699,049	397,252	396,775
Professional and subcontracted services	105,896	99,943	84,165	57,810	49,159
Occupancy, communications and other	208,058	184,832	164,140	106,752	105,459
General and administrative expenses	176,664	159,637	147,122	74,612	63,631
Depreciation and amortization	72,428	57,235	44,918	20,210	18,511
	1,533,282	1,307,218	1,139,394	656,636	633,535

Income from operations	226,773	179,305	132,417	80,785	68,470

Income/(loss) from affiliates	2,067	(5,500)	1,135	7,146	7,109
Interest income	5,584	4,066	4,325	2,833	1,636
Interest expense	(5,977)	(1,581)	(4,093)	(661)	(893)
Other non-operating income/(loss)	464	178	(2,081)	(7,404)	6,222
Income from continuing operations before income taxes	228,911	176,468	131,703	82,699	82,544
Provision for income taxes	73,470	60,193	45,585	31,303	32,605
Income from continuing operations	155,441	116,275	86,118	51,396	49,939
Discontinued operations (a)	—	—	1,073	766	654
Net income	$155,441	$116,275	$87,191	$52,162	$50,593
Earnings per share, continuing operations, basic	$3.65	$2.74	$2.08	$1.58	$1.52
Earnings per share, continuing operations, diluted (b)	$3.50	$2.60	$1.99	$1.56	$1.50
Earnings per share, discontinued operations, basic	$—	$—	$0.03	$0.02	$0.02
Earnings per share, discontinued operations, diluted	$—	$—	$0.02	$0.02	$0.02
Earnings per share, net income, basic (b)	$3.65	$2.74	$2.11	$1.60	$1.54
Earnings per share, net income, diluted (b)	$3.50	$2.60	$2.01	$1.58	$1.52
Dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.07
Weighted average shares of common stock, basic	42,577	42,413	41,393	32,541	32,866
Weighted average shares of common stock, diluted	44,374	44,684	43,297	32,845	33,207

	As of June 30
	2008	2007	2006	2005	2004
Balance Sheet and Other Data:
Cash and cash equivalents	$124,632	$248,186	$165,345	$168,076	$136,940
Working capital	172,241	326,354	197,312	236,658	207,455
Total assets	1,715,976	1,529,709	1,240,359	618,679	512,168
Note payable	—	105,000	30,000	—	—
Dividends declared	12,767	12,717	12,667	9,756	2,441
Stockholders’ equity	984,395	787,519	648,761	234,203	245,184
Shares outstanding	43,578	42,299	42,386	32,627	32,317

(a)          In fiscal year 2004, 2005 and 2006, we revised our estimates related to the remaining future obligations and costs associated with the discontinuation of our benefits administration outsourcing business in 1998.  As a result, we reduced the amount of our liability for losses from disposal by $1.0 million, less the associated income tax expense of $0.4 million, by $1.25 million, less the associated income tax expense of $0.5 million, and by $1.75 million, less the associated income tax expense of $0.7 million, respectively.  In fiscal years 2004, 2005 and 2006, the company received sublease income of approximately $0.1 million each year in excess of lease payments related to this business.  These items resulted in a year-to-date income from discontinued operations of $1.1 million, $1.3 million, and $1.8 million, less the associated income tax expense of $0.4 million, $0.5 million, and $0.7 million, respectively.

(b)         The diluted earnings per share calculation for fiscal years 2008, 2007 and 2006 assume that 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005.  The diluted earnings per share calculation for 2008 also assumes that the  218,089 WWN contingent shares were also outstanding at the beginning of the fiscal year.  All of these shares were issued during the fourth quarter of fiscal year 2008.

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

Executive Overview

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services.  We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Investment Consulting and Insurance and Financial Services, operating from 32 countries throughout North America, Europe, Asia Pacific, Latin America, Africa and the Middle East.

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

We design, develop and implement human resource strategies and programs through the following closely-interrelated practice areas:

Benefits Group – The Benefits Group, accounting for 60 percent of our total fiscal year 2008 revenues, is the foundation of our business.  Retirement, the core of our Benefits Group business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, particularly those affecting pension plans in the U.K., leverage from other practices, increased global demand and increased market share.

Technology and Administration Solutions Group – Our Technology and Administration Solutions Group, accounting for 11 percent of our total fiscal year 2008 revenues, provides information technology services to our customers.

Human Capital Group – Our Human Capital Group, accounting for 12 percent of our total fiscal year 2008 revenues, generally encompasses short-term projects. As a result, this segment is most sensitive to cyclical economic fluctuations.

Investment Consulting Group - Our Investment Consulting Group accounts for 10 percent of our total fiscal year 2008 revenues.  This business, although relationship based, can be affected by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.

Insurance and Financial Services Group – Our Insurance & Financial Services Group accounts for 7 percent of our total fiscal year 2008 revenues. This business is characterized by ongoing relationships with our clients who will typically use our skills on a number of different projects.

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30.

The company has acquired many entities over the past three fiscal years including, WWLLP, WWN and Heissmann.  The WWLLP business combination was completed July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations through Watson Wyatt Limited beginning August 1, 2005.  Prior to July 31, 2005, or for one month of the first quarter of fiscal year 2006, the company recorded its share of the results of WWLLP and WWHE using the equity method of accounting.  This income is reflected in the “Income from affiliates” line on our income statement.  Our share of the results of our affiliated captive insurance company, Professional Consultants Insurance Company, Inc. (PCIC), continues to be recorded using the equity method of accounting, and is also reflected in the “Income from affiliates” line.  WWN and Heissmann were purchased on February 1, 2007 and July 20, 2007, respectively.  Our financial statements reflect the consolidation of these two entities effective February 1, 2007 and July 1, 2007, respectively.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. For fiscal years 2008, 2007, and 2006, no single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

For the fiscal years ended June 30, 2008, 2007, and 2006, the company’s top six markets based on percentage of consolidated revenue were as follows:

	Fiscal Year
Geographic Region	2008	2007	2006
United States	41%	44%	44%
United Kingdom	32	31	32
Germany(1)	5	1	1
Canada	4	4	5
Netherlands	4	1	1
Greater China	2	2	1

(1) Germany includes the revenue from Heissmann which was acquired by the company in fiscal year 2008.

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

Income Taxes

The company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established , when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). Reserves for income tax-related uncertainties are based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that cover approximately 85% of our liability.  Under our plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service.  Beginning January 2008, we have made changes to our plan in the U.K. related to years of service used in calculating benefits for associates.  Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date.  The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for each of the plans is June 30.

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

North America

The following assumptions were used at the end of the past three fiscal years in the valuation of our North American plans:

	Year Ended June 30
	2008	2007	2006
Discount rate	7.00%	6.25%	6.25%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%
Rate of increase in compensation levels	4.09%	3.84%	3.84%

The 7.00 percent discount rate assumption used at the end of fiscal year 2008 represents a 75 basis point increase from the 6.25 percent discount rate used at the end of fiscal year 2007 and fiscal year 2006.  The company’s discount rate assumptions were determined by matching future pension benefit payments with expected future U.S. AA corporate bond yields for the same periods.

The expected long-term rate of return on assets assumption remained at 8.75 percent per annum, unchanged from fiscal years 2007 and 2006. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The actual return on assets for fiscal year 2008 was a loss of 10.1 percent, compared to a return of 17.3 percent for fiscal year 2007.

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2008 Pre-Tax Pension Expense

25 basis point decrease in discount rate	+$3.3 million
25 basis point increase in discount rate	-$3.1 million
25 basis point decrease in expected return on assets	+$1.4 million
25 basis point increase in expected return on assets	-$1.4 million

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

United Kingdom

The following assumptions were used at the end of the past three fiscal years in the valuation of our U.K. plan:

	Year Ended June 30
	2008	2007	2006
Discount rate	6.50%	5.80%	5.10%
Expected long-term rate of return on assets	6.46%	5.69%	5.63%
Rate of increase in compensation levels	5.65%	4.95%	4.75%

The 6.50 percent discount rate assumption used at the end of fiscal year 2008 represents a 70 basis point increase over the rate used at June 30, 2007 and a 140 basis point increase over the discount rate at June 30, 2006. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this increase reflects the change in yields between these dates.

The expected long-term rate of return on assets assumption increased to 6.46 percent per annum for fiscal year 2008 from 5.69 percent per annum for fiscal year 2007.  The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.  The actual return on assets through fiscal year 2008 was a loss of 2.1 percent compared to a gain of 16.4 percent for fiscal year 2007.

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

The differences in the discount rate and compensation level assumption used for the North American and U.K. plans above can be attributed to the differing interest rate environments associated with the currencies and economies to which the plans are subject.  The differences in the expected return on assets are primarily driven by the respective asset allocation in each plan, coupled with the return expectations for assets in the respective currencies.  The North American plans are approximately 60 percent invested in equities, which on average provide a higher return than bonds, which is the predominant investment for the U.K. plans.

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

Results of Operations

The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated:

	Year ended June 30
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	55.2	54.2	55.0
Professional and subcontracted services	6.0	6.7	6.6
Occupancy, communications and other	11.8	12.4	12.9
General and administrative expenses	10.0	10.7	11.6
Depreciation and amortization	4.1	3.9	3.5
	87.1	87.9	89.6

Income from operations	12.9	12.1	10.4

Income/(loss) from affiliates	0.1	(0.4)	0.1
Interest income	0.3	0.3	0.3
Interest expense	(0.3)	(0.1)	(0.3)
Other non-operating income/(loss)	0.0	0.0	(0.2)

Income from continuing operations before income taxes	13.0	11.9	10.3

Provision for income taxes	4.2	4.0	3.6

Income from continuing operations	8.8%	7.9%	6.7%

Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007

Revenue

Revenues for fiscal year 2008 were $1.76 billion, an increase of $274 million, or 18 percent, from $1.49 billion in fiscal 2007.  We acquired Watson Wyatt Netherlands in February 2007 and Heissmann, our German business, in July 2007.  Approximately $101 million of the increase in revenues is due to the additional seven months of Watson Wyatt Netherlands and the full year of Heissmann included in our fiscal 2008 results.  The remainder of the increase in revenues is due to the growth of our business and the strengthening of currencies against the U.S. dollar.  Excluding the impact of acquisitions and changes in foreign exchange rates, revenue growth was 8%.

The average exchange rate used to translate our revenues earned in British pounds sterling increased to 2.0114 for fiscal year 2008 from 1.9391 for fiscal year 2007, and the average exchange rate used to translate our revenues earned in Euros increased to 1.4736 for fiscal year 2008 from 1.3113 for fiscal year 2007.  The appreciation of the British pound and the Euro resulted in $34 million of the increase in revenues in fiscal 2008.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in $16 million of the increase in fiscal year 2008 revenues.

A comparison of segment revenues between fiscal year 2008 and fiscal year 2007 is provided below:

•                  The Benefits Group increased revenues $172.6 million, or 21 percent, over fiscal year 2007.  Approximately $97.7 million of the increase is due to the acquisitions of Heissmann and Watson Wyatt Netherlands.  The remainder of the increase is due to increased demand for our services, primarily in the U.S. and Europe, and changes in foreign exchange rates.  The strengthening of the European and Canadian currencies accounted for 3 percentage points of the increase.  Excluding the impact of acquisitions and changes in foreign exchange rates, the Benefits Group revenue growth was 6%.

•                  The Technology and Administration Solutions Group increased revenues $25.4 million, or 16 percent, over fiscal year 2007, largely due to an increase in administration services in both the U.S. and Europe as well as the result of system modifications made to pension administration systems as companies implemented provisions of the Pension Protection Act in the U.S.  The number of projects in service delivery in the U.S. was 142 at June 30, 2008, an increase from 84 at June 30, 2007.  The number of projects in implementation in the U.S. was 50 at June 30, 2008, a decrease from 67 at June 30, 2007.  In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the Company begins recognizing revenue after projects go into service.  No revenues are recognized during project implementation.  The strengthening of the European and Canadian currencies accounted for 2 percentage points of the increase.

•                  The Human Capital Group increased revenues $26.1 million, or 15 percent, over fiscal year 2007, primarily due to increased demand for our compensation consulting and our data services.  The strengthening of the European and Canadian currencies accounted for 3 percentage points of the increase.

•                  The Investment Consulting Group increased revenues $40.5 million, or 31 percent, over fiscal year 2007 due to an increase in demand for our services, especially investment strategy advice.  The strengthening of the European and Canadian currencies accounted for 4 percentage points of the increase.

•                  The Insurance and Financial Services Group increased revenues $4.9 million, or 4 percent, over fiscal year 2007 due to the strengthening of the European currencies.  Revenues were flat on a constant currency basis.  The increase in revenues in Asia Pacific was offset by a decline in revenues in Europe.

Salaries and Employee Benefits

Salaries and employee benefits expenses for fiscal year 2008 were $970.2 million, compared to $805.6 million in fiscal year 2007, an increase of $164.6 million or 20.4 percent.  Of this increase, $68.5 million, or 8.5 percentage points, was attributable to the inclusion of recently acquired entities in our consolidated financials.  An additional 3.0 percentage points was attributable to the strengthening of foreign currencies.  The remaining increase, inclusive of the impact of foreign currencies, was principally due to higher salaries of $60.8 million, which is partially due to a 3.5 percent increase in headcount, a $33.4 million increase in discretionary compensation and increased benefits expense of $16.8 million.  The increase was partially offset by a decrease in pension expense of $15.5 million.  As a percentage of revenue, salaries and employee benefits increased to 55.2 percent from 54.2 percent.

 Professional and Subcontracted Services

Professional and subcontracted services used in consulting operations for fiscal year 2008 were $105.9 million, compared to $99.9 million for fiscal year 2007, an increase of $6.0 million or 6.0 percent.  This increase is primarily attributable to the strengthening of foreign currencies.  As a percentage of revenue, professional and subcontracted services decreased to 6.0 percent from 6.7 percent.

Occupancy, Communications and Other

Occupancy, communications and other expenses for fiscal year 2008 were $208.1 million, compared to $184.8 million for fiscal year 2007, an increase of $23.3 million or 12.6 percent.  Of this increase, $10.0 million, or 5.4 percentage points, was attributable to the inclusion of recently acquired entities in our consolidated financials while 3.8 percentage points was attributable to the strengthening of foreign currencies.  The remaining increase, inclusive of the impact on translation of foreign currencies, was attributable to an increase in rent of $6.3 million, travel of $5.3 million, telephone of $4.4 million and general increases in expenses such as promotion, business tax, office supplies, dues and development partially offset by recognized foreign currency gains of $13.3 million in fiscal year 2008 .  As a percentage of revenue, occupancy, communications and other expenses decreased to 11.8 percent from 12.4 percent.

General and Administrative Expenses

General and administrative expenses were $176.7 million for fiscal year 2008, compared to $159.6 million for fiscal year 2007, an increase of $17.1 million or 10.7 percent.  Of this increase, 2.1 percentage points was attributable to the strengthening of foreign currencies.  The increase, inclusive of the impact of foreign currencies, was principally due to increases in base salaries of $9.1 million, professional services expense of $7.9 million, insurance expense of $2.4 million and repairs and maintenance expenses of $3.7 million, partially offset by decreases in rent, telephone and general office expenses. As a percentage of revenue, general and administrative expenses decreased to 10.0 percent from 10.7 percent.

Depreciation and Amortization

Depreciation and amortization for fiscal year 2008 was $72.4 million, compared to $57.2 million for fiscal year 2007, an increase of $15.2 million or 26.6 percent.  Of this increase, $3.7 million, or 6.5 percentage points, was attributable to the inclusion of recently acquired entities in our consolidated financials.  An additional 2.3 percentage points was attributed to the strengthening of foreign currencies.

The remaining increase was due to $5.4 million of amortization on internally developed software used to support our Benefits Group and Technology and Administration Solutions Group and $6.2 million higher depreciation expense on capital assets and amortization of intangibles.  As a percentage of revenue, depreciation and amortization increased to 4.1 percent from 3.9 percent.

Income/(Loss) From Affiliates

Income from affiliates was $2.1 million for fiscal year 2008, compared to a loss of $5.5 million for fiscal year 2007.  The income in fiscal year 2008 reflects our share of PCIC’s income compared to our share of  PCIC’s losses in fiscal year 2007.  PCIC’s losses in fiscal year 2007 are the result of a substantial increase in reserves in response to unusually rapid development of several claims against its three participating firms.

Interest Income

Interest income was $5.6 million for fiscal year 2008, an increase of $1.5 million from $4.1 million during fiscal year 2007.  The increase was mainly due to higher short-term interest rates in Europe as well as higher average cash balances.

Interest Expense

Interest expense was $6.0 million for fiscal year 2008, an increase of $4.3 million from $1.7 million during fiscal year 2007.  The increase was due to a higher average debt balance in fiscal year 2008 resulting from borrowings required for the Heissmann acquisition in July 2007.

Other Non-Operating Income/(Loss)

Other non-operating income was $0.5 million for fiscal year 2008, an increase of $0.3 million from $0.2 million during fiscal year 2007.  The increase was mainly due to additional payments on divestitures, including payments for the sales of $0.3 million of the financial planning practice in Australia and $0.2 million of the company’s multi-employer retirement consulting business.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes for fiscal year 2008 was $228.9 million, an increase of 29.7 percent from $176.5 million during fiscal year 2007.  As a percentage of revenue, income from continuing operations for fiscal year 2008 increased to 13.0 percent from 11.9 percent.

Provision for Income Taxes

Provision for income taxes for fiscal year 2008 was $73.5 million, compared to $60.2 million for fiscal year 2007. Our effective tax rate was 32.1 percent for fiscal year 2008 and 34.1 percent for fiscal year 2007.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with the WWLLP business combination.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Income From Continuing Operations

Income from continuing operations for fiscal year 2008 was $155.4 million, an increase of 33.7 percent from $116.3 million during fiscal year 2007.  As a percentage of revenue, income from continuing operations for fiscal year 2008 increased to 8.8 percent from 7.9 percent.

Earnings Per Share, Income From Continuing Operations

Diluted earnings per share, income from continuing operations was $3.50 for fiscal year 2008, compared to $2.60 for fiscal year 2007. The diluted earnings per share calculations assume that the 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005. The diluted earnings per share calculation for 2008 also assumes that the 218,089 WWN contingent shares were also outstanding at the beginning of the fiscal year.

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

  Income/(Loss) From Affiliates

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

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2008 totaled $124.6 million, compared to $248.2 million at June 30, 2007.  During fiscal year 2008, we paid $139 million of previously accrued discretionary compensation, $138.8 million related to acquisitions, $76.3 million in corporate taxes, $82.0 million for stock repurchases, $38.7 million in capital expenditures and $12.8 million in dividends.  These payments were funded by cash flow from current consulting operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, stock buybacks, and dividends, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs.  At June 30, 2008, $92.6 million of the total cash balance of $124.6 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Under the terms of the WWLLP Business Combination, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlement related to the former partners of WWLLP.  If the assets of the trust are not used by 2017, they will be returned to the company. As of June 30, 2008, we maintained $6.6 million of restricted cash related to this obligation. This restricted cash balance was included in Other Assets on our consolidated balance sheet.

Cash From Operating Activities

Cash from operating activities for fiscal year 2008 was $283.7 million, compared to cash from operating activities of $167.1 million for fiscal year 2007.  The increase is primarily attributable to $39.2 million of additional net income and an increase in the discretionary compensation accrual.

The allowance for doubtful accounts increased $2.3 million from June 30, 2007 to June 30, 2008.  The number of days of accounts receivable and work in process outstanding decreased to 71 at June 30, 2008 from 83 at June 30, 2007.

Cash from operating activities for fiscal year 2007 was $167.1 million, compared to cash from operating activities of $169.1 million for fiscal year 2006.

The allowance for doubtful accounts increased $2.5 million from June 30, 2006 to June 30, 2007.  As a result of the increase in accounts receivable and work in process since June 30, 2006, the number of days of accounts receivable and work in process outstanding increased to 83 at June 30, 2007 from 78 at June 30, 2006.

Cash Used in Investing Activities

Cash used in investing activities for fiscal year 2008 was $204.6 million, compared to $114.2 million for fiscal year 2007.  The difference can be primarily attributed to the Heissmann business combination and other acquisition related payments totaling $138.8 million.

Cash used in investing activities for fiscal year 2007 was $114.2 million, compared to $202.3 million for fiscal year 2006.  The difference can be primarily attributed to a reduction in the amounts spent on acquisitions and contingent consideration payments in fiscal year 2007.  Expenditures of capital funds were $44.0 million for fiscal year 2007.

Cash (Used in) From Financing Activities

Cash used in financing activities was $188.8 million for fiscal year 2008, compared to $27.2 million from financing activities during fiscal year 2007.  The difference was primarily attributable to net debt repayments of $105.0 million in fiscal year 2008, compared to net borrowings of $75 million during fiscal year 2007 and higher stock repurchases of $33.7 million.

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

Capital Commitments

Expenditures of capital funds were $38.7 million for fiscal year 2008.  Anticipated commitments of capital funds for Watson Wyatt are estimated at $44.0 million for fiscal year 2009. We expect cash from operations to adequately provide for these cash needs.

Dividends

During fiscal year 2008, the Board of Directors of the company approved the payment of a quarterly cash dividend in the amount of $0.075 per share.  Total dividends paid in fiscal year 2008 were $12.8 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2008
Contractual Cash Obligations (in thousands)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years (1)
Lease commitments	$372,095	$66,750	$114,244	$86,160	$104,941
Pension Contribution	182,876	33,096	71,239	78,540	—
Total	$554,971	$99,846	$185,483	$164,700	$104,941

(1) Pension Contributions for this category cannot be estimated.

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Pension Contributions.  Contributions to our various pension plans for fiscal year 2009 are projected to be approximately $38.0 million.

Credit Agreement

The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  The company had no borrowings under the credit facility as of June 30, 2008 compared to $105.0 million of borrowings outstanding under the facility at June 30, 2007.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including a cash flow leverage ratio and a fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with both covenants under the credit facility as of June 30, 2008. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of June 30, 2008.  We are charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.8 million) to an Australian governmental agency as required by the local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

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

As of July 1, 2008, the captive insurance company carries reinsurance for losses it insures above $25 million.  Since losses incurred by PCIC below this level are not covered by reinsurance, but are direct expenses of PCIC, reserve adjustments and actual outcomes of specific claims of any PCIC member firm carry through into Watson Wyatt’s financial results as income or loss from affiliates through our 36.43% ownership of PCIC.  Thus from time to time the impacts of PCIC’s reserve development may result in fluctuations in Watson Wyatt’s earnings.

Our agreements with PCIC could require additional payments to PCIC in the event that the company decided to exit PCIC and adverse claims significantly exceed prior expectations.  If these circumstances were to occur, the company would record a liability at the time it becomes probable and reasonably estimable.

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable.  Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $39.0 million IBNR liability recorded as of June 30, 2008.

Insurance market conditions for our industry and the company include heightened overall premium cost.  In addition, in 2005, PCIC raised the reinsurance attachment point from $15 million to $25 million. Trends toward higher self-insured retentions and constraints on aggregate excess coverage for this class of insurance coverage are anticipated to continue or to recur periodically, and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“FAS 157”) which in most respects is effective beginning July 1, 2008.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The company has evaluated the new statement and has determined that the adoption of FAS 157 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB published Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158).  The company adopted the provisions of FAS 158 for the fiscal year ended June 30, 2007.  FAS 158 requires companies to recognize the funded status of each of the defined benefit pension and postretirement plans.  The impact of the standard of $2.3 million and $1.4 million for the fiscal years ended June 30, 2008 and 2007, respectively, are recognized as a component of accumulated other comprehensive income.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statement” (“SAB 108”) which provides guidance on how companies should quantify financial statement misstatements.  SAB 108 permits companies, under certain circumstances, to adjust for the cumulative effect of misstatements relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted SAB 108 in fiscal year 2007 and recorded an adjustment to beginning retained earnings of $10.1 million.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The company adopted this standard on July 1, 2007.  See Note 11 of this report for further information regarding the company’s adoption of FIN 48.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“FAS 160”).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company is currently evaluating the effects, if any, that FAS 160 may have on its financial statements.

In April 2008, the FASB issued FASB Staff Positon No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited.  The effects of FSP 142-3 will depend on future acquisitions of intangible assets.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business.  These risks include interest rate risk, foreign currency exchange and translation risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in mainly short term securities that are recorded on the balance sheet at fair value.

Foreign Currency Risk

International revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency, as their functional currency.  Our primary international operations use the British Pound, the Euro and the Canadian dollar. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors.

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

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item 9.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our principal executive officer, principal financial officer and senior management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer, principal financial officer, and senior management concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our periodic reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

Management has excluded Heissmann and Marcu from its assessment of internal control over financial reporting as of June 30, 2008 because both entities were acquired by the company during fiscal year 2008.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on management’s assessment of our internal control over financial reporting.  This report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Watson Wyatt Worldwide, Inc.
Arlington, Virginia

We have audited the internal control over financial reporting of Watson Wyatt Worldwide, Inc. and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008 of the Company and our report dated August 15, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

DELOITTE & TOUCHE LLP

McLean, Virginia
August 15, 2008

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

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2008
Consolidated Balance Sheets at June 30, 2008 and 2007
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2008
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2008
Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2008

Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 97.

c)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT WORLDWIDE, INC.
(Registrant)

Date: August 15, 2008	By:	/s/ John J. Haley
John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer	8/15/08
John J. Haley	and Director

/s/ Carl D. Mautz	Vice President and Chief	8/15/08
Carl D. Mautz	Financial Officer

/s/ Peter L. Childs	Controller	8/15/08
Peter L. Childs

/s/ John J. Gabarro	Director	8/15/08
John J. Gabarro

/s/ Kevin Meehan	Director	8/15/08
Kevin Meehan

/s/ R. Michael McCullough	Director	8/15/08
R. Michael McCullough

/s/ Brendan O’Neill	Director	8/15/08
Brendan O’Neill

/s/ Linda D. Rabbitt	Director	8/15/08
Linda D. Rabbitt

/s/Chandrasekhar Ramamurthy	Vice President and Director	8/15/08
Chandrasekhar Ramamurthy

/s/ Gilbert T. Ray	Director	8/15/08
Gilbert T. Ray

/s/ John C. Wright	Director	8/15/08
John C. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Watson Wyatt Worldwide, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Watson Wyatt Worldwide, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended June 30, 2008 and 2007.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Watson Wyatt Worldwide, Inc. and subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules for the years ended June 30, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158 as well as SEC Staff Accounting Bulletin No. 108.  Additionally, as discussed in Note 1 and 11 of the notes to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting .

DELOITTE & TOUCHE LLP

McLean, Virginia
August 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders

Watson Wyatt Worldwide, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Watson Wyatt Worldwide, Inc. and its subsidiaries for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended June 30, 2006, listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia

August 17, 2006

WATSON WYATT WORLDWIDE, INC.

Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

	Year Ended June 30
	2008	2007	2006

Revenue	$1,760,055	$1,486,523	$1,271,811

Costs of providing services:
Salaries and employee benefits	970,236	805,571	699,049
Professional and subcontracted services	105,896	99,943	84,165
Occupancy, communications and other	208,058	184,832	164,140
General and administrative expenses	176,664	159,637	147,122
Depreciation and amortization	72,428	57,235	44,918
	1,533,282	1,307,218	1,139,394

Income from operations	226,773	179,305	132,417

Income/(Loss) from affiliates	2,067	(5,500)	1,135
Interest income	5,584	4,066	4,325
Interest expense	(5,977)	(1,581)	(4,093)
Other non-operating income/(loss)	464	178	(2,081)

Income from continuing operations before income taxes	228,911	176,468	131,703

Provision for income taxes	73,470	60,193	45,585

Income from continuing operations	155,441	116,275	86,118

Discontinued operations:

Adjustment to reduce estimated loss on disposal of discontinued operations (less applicable income tax expense for the year ended June 30, 2006)	—	—	1,028

Sublease income from discontinued operations, less applicable income tax expense for the year ended June 30, 2006	—	—	45

Net income	$155,441	$116,275	$87,191

Basic earnings per share:
Income from continuing operations	$3.65	$2.74	$2.08
Income from discontinued operations	—	—	0.03
Net income	$3.65	$2.74	$2.11

Diluted earnings per share:
Income from continuing operations	$3.50	$2.60	$1.99
Income from discontinued operations	—	—	0.02
Net income	$3.50	$2.60	$2.01

Weighted average shares of common stock, basic (000)	42,577	42,413	41,393
Weighted average shares of common stock, diluted (000)	44,381	44,684	43,297

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share Data)

	June 30,	June 30,
	2008	2007

Assets
Cash and cash equivalents	$124,632	$248,186
Receivables from clients:
Billed, net of allowances of $8,544 and $6,216	239,593	227,130
Unbilled, at estimated net realizable value	126,163	109,697
	365,756	336,827
Deferred income taxes	18,576	17,016
Other current assets	48,523	34,733
Total current assets	557,487	636,762
Investment in affiliate	8,526	3,058
Fixed assets, net	184,684	172,147
Deferred income taxes	72,572	66,751
Goodwill	634,176	382,936
Intangible assets, net	236,767	211,715
Other assets	21,764	56,340

Total Assets	$1,715,976	$1,529,709

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$381,784	$303,346
Income taxes payable and deferred	3,462	7,062
Total current liabilities	385,246	310,408
Revolving credit facility	—	105,000
Accrued retirement benefits	209,168	198,677
Deferred rent and accrued lease losses	29,239	32,686
Deferred income taxes and other long term tax liabilities	13,430	2,663
Other noncurrent liabilities	94,498	92,756

Total Liabilities	731,581	742,190

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 43,813,451 and 42,463,451 issued and 43,578,268 and 42,299,792 outstanding	438	428
Additional paid-in capital	456,681	395,521
Treasury stock, at cost - 235,183 and 463,659 shares	(13,222)	(22,251)
Retained earnings	474,961	336,101
Accumulated other comprehensive income	65,537	77,720
Total Stockholders’ Equity	984,395	787,519

Total Liabilities and Stockholders’ Equity	$1,715,976	$1,529,709

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

	Year ended June 30
	2008	2007	2006

Cash flows from operating activities:
Net income	$155,441	$116,275	$87,191
Adjustments to reconcile net income to net cash from operating activities:
Loss on foreign currency forward contract	—	—	3,602
Income from discontinued operations, net of income tax expense	—	—	(1,028)
Provision for doubtful receivables from clients	11,207	8,551	5,687
Depreciation	56,281	47,090	36,763
Amortization of intangible assets	16,397	10,145	8,155
Provision for (benefit from) deferred income taxes	8,468	8,418	9,545
(Income)/Loss from affiliates	(2,066)	5,500	(1,136)
Distributions from affiliates	—	—	1,614
Other, net	8,640	977	449
Changes in operating assets and liabilities (net of business acquisitions and discontinued operations):
Receivables from clients	(22,057)	(43,464)	(27,917)
Other current assets	(1,885)	(24,699)	32,212
Other assets	37,080	1,324	(2,000)
Accounts payable and accrued liabilities	79,646	19,246	5,238
Income taxes payable	(2,080)	4,407	(235)
Accrued retirement benefits	(61,682)	(2,831)	4,148
Deferred rent and accrued lease losses	(3,447)	54	1,561
Other noncurrent liabilities	3,788	16,119	5,274
Cash flows from operating activities:	283,731	167,112	169,123

Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	(138,830)	(48,099)	(137,784)
Purchases of fixed assets	(38,694)	(43,989)	(38,060)
Capitalized software costs	(21,904)	(22,295)	(27,743)
Investment in affiliates	(3,316)	—	—
Increase in restricted cash	(2,331)	—	—
Contingent proceeds from divestitures	464	178	1,296
Cash flows used in investing activities:	(204,611)	(114,205)	(202,291)

Cash flows (used in)/from financing activities:
(Repayments)/borrowings under Credit Facility	(105,000)	75,000	30,000
Foreign currency forward contract	—	—	(8,405)
Dividends paid	(12,767)	(12,717)	(12,667)
Repurchases of common stock	(82,032)	(48,303)	(4,272)
Issuance of common stock and excess tax benefit	11,046	13,245	12,200
Cash flows (used in)/from financing activities:	(188,753)	27,225	16,856

Effect of exchange rates on cash	(13,921)	2,709	13,581

(Decrease)/Increase in cash and cash equivalents	(123,554)	82,841	(2,731)

Cash and cash equivalents at beginning of period	248,186	165,345	168,076

Cash and cash equivalents at end of period	$124,632	$248,186	$165,345

Supplemental disclosures:
Cash paid for interest	$5,951	$1,822	$3,822
Cash paid for income taxes, net of refunds	$76,324	$68,893	$21,578

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total

Balance at July 1, 2005	32,627	334	147,948	(18,705)	168,075	(63,449)	234,203
Comprehensive income:
Net income	—	—	—	—	87,191	—	87,191
Additional minimum pension liability, net of tax	—	—	—	—	—	61,662	61,662
Foreign currency translation adjustment, net of tax	—	—	—	—	—	23,266	23,266
Total comprehensive income							172,119
Cash dividends declared	—	—	—	—	(12,667)	—	(12,667)
Repurchases of common stock	(150)	—	—	(4,272)	—	—	(4,272)
Issuances of common stock - acquisitions	9,184	91	238,799	2,328	—	—	241,218
Issuances of common stock and excess tax benefit	725	—	(2,698)	18,515	—	—	15,817
Non-qualified stock option expense	—	—	307	—	—	—	307
Tax benefit of exercises of stock options	—	—	2,036	—	—	—	2,036

Balance at June 30, 2006	42,386	$425	$386,392	$(2,134)	$242,599	$21,479	$648,761
Cumulative adjustment to retained earnings for adoption of SAB 108, net of tax	—	—	—	—	(10,056)	—	(10,056)
Adoption of FAS 158, net of tax	—	—	—	—	—	(1,412)	(1,412)
Comprehensive income:
Net income	—	—	—	—	116,275	—	116,275
Additional minimum pension liability, net of tax	—	—	—	—	—	6,716	6,716
Foreign currency translation adjustment, net of tax	—	—	—	—	—	50,937	50,937
Total comprehensive income							173,928
Cash dividends declared	—	—	—	—	(12,717)	—	(12,717)
Repurchases of common stock	(1,083)	—	—	(48,303)	—	—	(48,303)
Issuances of common stock - acquisitions	252	3	11,274	99	—	—	11,376
Issuances of common stock and excess tax benefit	744	—	(2,145)	28,087	—	—	25,942

Balance at June 30, 2007	42,299	$428	$395,521	$(22,251)	$336,101	$77,720	$787,519

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Consolidated Statement of Changes in Stockholders’ Equity, continued

(Thousands of U.S. Dollars)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	(Loss)/Income	Total

Adoption of FIN 48	—	—	—	—	(3,813)	—	(3,813)
Comprehensive income:
Net income	—	—	—	—	155,441	—	155,441
Additional pension liability, net of tax	—	—	—	—	—	(32,368)	(32,368)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	20,185	20,185
Total comprehensive income							143,258
Cash dividends declared	—	—	—	—	(12,768)	—	(12,768)
Repurchases of common stock	(1,586)	—	—	(82,031)	—	—	(82,031)
Issuances of common stock - acquisitions and contingent consideration	2,176	10	52,694	57,999	—	—	110,703
Issuances of common stock and excess tax benefit	689	—	8,466	33,061	—	—	41,527

Balance at June 30, 2008	43,578	$438	$456,681	$(13,222)	$474,961	$65,537	$984,395

See accompanying notes to the consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Consolidated Financial Statements

(Tabular Amounts in Thousands of U.S. Dollars Except Share and Percentage Data)

Note 1 - Summary of Significant Accounting Policies

Nature of the Business - Watson Wyatt Worldwide, Inc. (collectively referred to as “we”, “Watson Wyatt” or the “company”), together with our subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, human capital consulting and human resource-related technology consulting, but also in other areas of specialization such as investment and financial advisory services.  The company’s fiscal year ends on June 30th.

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

Cash and Cash Equivalents - We consider short-term, highly-liquid investments with original maturities of 90 days or less to be cash equivalents.  All of our cash and short term investments at June 30, 2008 were deemed to be cash and cash equivalents.

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

Fair Value of Financial Instruments - The carrying amount of our cash and cash equivalents, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.  There were no borrowings outstanding under our revolving credit agreement at June 30, 2008.

Concentration of Credit Risk - Financial instruments that potentially subject the company to concentrations of credit risk consist principally of certain cash and cash equivalents, and receivables from clients.  We invest our excess cash in financial instruments that are rated in the highest short-term rating category by major rating agencies such as Moody’s and Standard and Poor’s. Concentrations of credit risk with respect to receivables from clients are limited due to our large number of clients and their dispersion across many industries and geographic regions.

Incurred But Not Reported (IBNR) Claims - The company accrues for IBNR professional liability claims that are estimable and probable, and for which we have not yet contracted for insurance coverage.  This liability was $39.0 million and $35.5 million at June 30, 2008 and 2007, respectively.

Stock-based Compensation - The company accounts for its share-based payment transactions in accordance with FAS 123(R).

During fiscal years 2008, 2007 and 2006, the company recognized compensation expense of $4.8 million or $.11 per diluted share, $4.1 million, or $.09 per diluted share and $2.1 million, or $.05 per diluted share, respectively, in connection with our share-based compensation plans.  This does not include any expense related to the 2001 Deferred Stock Unit Plan for Selected Employees, as expense related to shares awarded under this plan is recorded as a component of the company’s accrual for discretionary compensation.

The total income tax benefit recognized in the income statement for the exercise of nonqualified stock options and the award of stock purchase plan shares was $2.2 million, $3.3 million and $2.0 million for fiscal years 2008, 2007 and 2006, respectively, which has been reported in the Consolidated Statements of Cash Flows.

The company repurchases shares of common stock to offset potential dilution from shares issued in connection with the company’s share-based compensation plans.

Earnings per Share - The computation of basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock based compensation plan shares and employee stock purchase plan shares using the “treasury stock” method.  See Note 14 for identification of the components of basic and diluted earnings per share.  The diluted earnings per share calculation for fiscal year 2008, 2007 and 2006 assume that 1,950,000 contingent shares related to the R. Watson & Sons (referred herein as “Watson Wyatt LLP” or “WWLLP”) business combination had been issued as of July 31, 2005.  The calculation also assumes that an additional 218,089 shares were issued during fiscal year 2008 relative to the acquisition of Watson Wyatt Brans & Co. (“Watson Wyatt Netherlands” or “WWN”).

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

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“FAS 157”) which in most respects is effective beginning July 1, 2008.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The company has evaluated the new statement and has determined that the adoption of FAS 157 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB published Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158).  The company adopted the provisions of FAS 158 for the fiscal year ended June 30, 2007.  FAS 158 requires companies to recognize the funded status of each of the defined benefit pension and postretirement plans.  The impact of the standard of $2.3 million and $1.4 million for the fiscal years ended June 30, 2008 and 2007, respectively, are recognized as a component of accumulated other comprehensive income.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statement” (“SAB 108”) which provides guidance on how companies should quantify financial statement misstatements.  SAB 108 permits companies, under certain circumstances, to adjust for the cumulative effect of misstatements relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted SAB 108 in fiscal year 2007 and recorded an adjustment to beginning retained earnings of $10.1 million

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The company adopted this standard on July 1, 2007.  See Note 11 of this report for further information regarding the company’s adoption of FIN 48.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“FAS 160”).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company is currently evaluating the effects, if any, that FAS 160 may have on its financial statements.

In April 2008, the FASB issued FASB Staff Positon No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited.  The effects of  FSP 142-3 will depend on future acquisitions of intangible assets.

Note 2 - Acquisitions

Fiscal Year 2008 Acquisitions

Heissmann - On July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH (“Heissmann”) for approximately $136 million (€99 million in cash plus approximately $1.4 million in transaction costs).  Heissmann was an actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France.  As of July 20, 2007, Heissmann employed approximately 360 associates.  Annual revenue, including subsidiaries, was approximately $70 million (€52 million) for their fiscal year ended March 31, 2007.  The financial results of Heissmann have been consolidated into the company’s financial statements upon the date of acquisition.

The company has determined the following preliminary fair values for the assets purchased and liabilities assumed in the Heissmann acquisition:

	July 1, 2007 (in thousands)
Total purchase price		$135,807
Less net assets acquired:
Customer related intangibles	$27,070
Non-compete agreements	541
Trade-name intangible	271
Core/developed technology intangibles	1,218
Cash	12,824
Client receivables and unbilled revenue	17,754
Fixed assets	4,607
Other assets	6,879
Liabilities	(46,093)

Net assets acquired		25,071
Goodwill		$110,736

The allocation of the purchase price resulted in the allocation of $110.7 million to goodwill, which has been assigned to our segments as follows:

Goodwill
Benefits Group	$106,306
Human Capital Group	2,215
Investment Consulting Group	2,215
Allocation of goodwill to business segments	$110,736

Goodwill associated with this transaction is not deductible for tax purposes.

WisdomNet - On July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock, including the payoff of $0.5 million of debt.  WisdomNet was a Denver-based talent management software and consulting firm that was founded in 2001.  WisdomNet offered a proprietary line of business software products, including an end-to-end solution for managing organizations’ talent management processes.  The acquisition of WisdomNet strengthens our existing talent management business and provides strategic software that will be used to service our clients on an ongoing basis. As of the date of the acquisition, WisdomNet employed 15 associates. The company recorded $2.2 million goodwill associated with this acquisition.

Marcu & Asociados S.A. - On June 16, 2008, the company acquired the outstanding stock of Marcu & Asociados S.A. (Marcu) for $2.8 million in cash.  Marcu is a human resource, risk and financial management consulting firm based in Buenos Aires, Argentina.  As of the date of acquisition, Marcu employed 37 associates and had annual revenues of approximately $2.5 million.  The financial results of Marcu will be included in the company’s consolidated financial statements effective July 1, 2008. The company recorded $1.6 million goodwill associated with this acquisition.

Fiscal Year 2007 Acquisitions

On February 1, 2007, Watson Wyatt B.V., an indirect wholly-owned subsidiary of the company, acquired the net assets of Watson Wyatt Netherlands (“WWN”), its long-time alliance partner in the Netherlands.  The financial results of WWN have been consolidated into the company’s financial statements since February 1, 2007.

The contingencies associated with the payment of an additional 218,089 Class A shares were met and the contingent shares were issued to the former partners of WWN on June 27, 2008.

Fiscal Year 2006 Acquisitions

On July 31, 2005, the company acquired substantially all of the assets and assumed most liabilities of Watson Wyatt LLP (“WWLLP”) (the “WWLLP business combination”), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership. The financial results of WWLLP have been consolidated into the company’s financial statements since August 1, 2005.

In addition to the initial purchase price, the terms of the purchase agreement called for an additional 1,950,000 shares to be paid to the former partners of WWLLP, contingent upon the achievement by the acquired business of certain agreed-upon financial performance goals.  The agreed-upon financial performance goals were met at the end of fiscal year 2007 and the contingent shares were issued to the former partners of WWLLP on April 15, 2008 for payment of $94.2 million.

Note 3 - Investments in Affiliates

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

Capital contributions to PCIC are required when approved by a majority of its stockholders.  In July 2007, the Shareholders of PCIC approved a requirement for an additional capital contribution.  As a result, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit provided on behalf of PCIC by $2.6 million in lieu of a higher cash capital contribution.  From the time PCIC was organized through June 30, 2008, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through the issuance of letters of credit totaling $10.6 million.  Our ownership interest in PCIC as of June 30, 2008 and 2007 was 36.43 percent and 34.15 percent, respectively.

Management believes that the company’s maximum financial statement exposure regarding its investment in PCIC as of June 30, 2008 is limited to the carrying value of the company’s investment in PCIC of $7.1 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $17.7 million.

Combined summarized operating results (prior to distribution of profits) reported by the affiliates for the years ended June 30 are as follows:

	2008	2007	2006
Revenue	$44,032	$36,394	$33,313
Operating Expenses	64,667	44,630	26,391

Income before taxes	(20,635)	(8,236)	6,922

Net (loss)/income	$(13,620)	$(5,436)	$4,568

Summarized balance sheet information for PCIC, whose year end is December 31, is as follows:

	December 31,
	2007	2006
Current assets	$172,639	$135,754
Noncurrent assets	64,552	100,689

Total assets	$237,191	$236,443

Current liabilities	$28,751	$24,323
Noncurrent liabilities	198,584	193,513
Stockholders’ equity	9,856	18,607

Total liabilities and stockholders’ equity	$237,191	$236,443

Note 4 - Fixed Assets

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

The components of fixed assets are as follows:

	June 30,
	2008	2007

Furniture, fixtures and equipment	$193,554	$182,591
Computer software	184,517	144,427
Leasehold improvements	79,250	73,738
	457,321	400,756
Less: accumulated depreciation and amortization	(272,637)	(228,609)

Fixed assets, net	$184,684	$172,147

Total unamortized computer software costs were $106.4 million, $94.7 million and $76.7 million for fiscal years 2008, 2007 and 2006, respectively.  Total amortization expense for computer software was $26.5 million, $21.0 million and $12.9 million for fiscal years 2008, 2007 and 2006, respectively.

Note 5 - Retirement Benefits

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the UK that cover approximately 85% of our liability.  Under our plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service.  Beginning January 2008, we have made changes to our plan in the U.K. related to years of service used in calculating benefits for associates.  Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The non-qualified plan in North America provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement, the liability for which is reflected in the balance sheet.  The UK does not have a non-qualified plan.  The measurement date for all plans is June 30.

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

Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost.  The excess of net periodic pension cost over such contributions and direct benefit payments under non-qualified plan provisions is accrued by the company.  The following table sets forth our projected pension contributions for fiscal year 2009, as well as the pension contributions to our various plans in fiscal years 2008 and 2007:

	2009 (Projected)	2008 (Actual)	2007 (Actual)
U.S.	$15,000	$15,130	$15,000
Canada	1,300	1,535	2,488
U.K.	16,900	19,577	12,036

The fair value of plan assets is based on the market value of domestic equity, international equity and fixed income securities that are in the pension portfolio, which vary by country.  To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.

The assumptions used in the valuation for the North America plans, included the following at the end of the past three fiscal years:

	Year Ended June 30,
	2008	2007	2006

Discount rate, Projected Benefit Obligation	7.00%	6.25%	6.25%
Discount rate, Net Periodic Benefit Cost	6.25%	6.25%	5.25%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%
Rate of increase in compensation, Projected Benefit Obligation	4.09%	3.84%	3.84%
Rate of increase in compensation, Net Periodic Benefit Cost	3.84%	3.84%	3.34%

The 7.00 percent discount rate assumption used at the end of fiscal year 2008 represents a 75 basis point increase from the 6.25 percent discount rate used at the end of fiscal year 2007 and fiscal year 2006.  The company’s discount rate assumptions were determined by matching future pension benefit payments with expected future U.S. AA corporate bond yields for the same periods.

The expected long-term rate of return on assets assumption remained at 8.75 percent per annum, unchanged from fiscal years 2007 and 2006. Selection of the return assumption at 8.75 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments.  The investment makeup is heavily weighted towards equities.  The actual return on assets for fiscal year 2008 was a loss of 6.2 percent, compared to a return of 17.3 percent for fiscal year 2007.

The following assumptions were used at the end of the past three fiscal years in the valuation of our U.K. plan:

	Year Ended June 30,
	2008	2007	2006

Discount rate, Projected Benefit Obligation	6.50%	5.80%	5.10%
Discount rate, Net Periodic Benefit Cost	5.80%	5.10%	5.30%
Expected long-term rate of return on assets	6.46%	5.69%	5.63%
Rate of increase in compensation, Projected Benefit Obligation	5.65%	4.95%	4.75%
Rate of increase in compensation, Net Periodic Benefit Cost	4.95%	4.75%	4.75%

The 6.50 percent discount rate assumption used at the end of fiscal year 2008 represents a 70 basis point increase over the rate used at fiscal year 2007 and an 140 basis point increase over the discount rate at fiscal year 2006. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this increase reflects the change in yields between these dates.

The expected long-term rate of return on assets assumption increased to 6.46 percent per annum for fiscal year 2008 from 5.69 percent per annum for fiscal year 2007.  The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.   The actual return on assets through fiscal year 2008 was a loss of 2.1 percent compared to a gain of 16.4 percent for fiscal year 2007.

Net periodic pension cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30, 2008		Year Ended June 30, 2007		Year Ended June 30, 2006
	North America	U.K.	North America	U.K.	North America	U.K.

Service cost	$30,592	$9,023	$26,275	$13,461	$29,423	$11,007
Interest cost	44,918	20,929	40,159	18,061	36,811	14,319
Expected return on plan assets	(55,622)	(23,328)	(46,845)	(18,123)	(43,824)	(13,717)
Amortization of transition obligation	(65)	—	(39)	—	(38)	—
Amortization of net unrecognized losses/(gains)	6,222	22	8,594	(555)	16,155	294
Amortization of prior service cost	(2,594)	(2,806)	(2,934)	754	(1,718)	11
Net periodic pension cost	$23,451	$3,840	$25,210	$13,598	$36,809	$11,914

In March 2006, the company amended its U.S. pension plan to remove long-term disability benefits from the plan effective July 1, 2006.  Since that time, these benefits have been provided through an insurance provider.  Given the significance of this amendment, the company remeasured the pension plan effective March 31, 2006.  The remeasurement caused pension expense to decrease by $4.0 million during the fourth quarter of fiscal year 2006.

The following table provides a reconciliation of the changes in the qualified plans projected benefit obligations and fair value of assets for the years ended June 30, 2008 and 2007, and a statement of funded status as of June 30, 2008 and 2007.

	June 30, 2008		June 30, 2007
	North America	U.K.	North America	U.K.
Change in Benefit Obligation
Benefit obligation at beginning of year	$632,038	$363,203	$561,566	$340,608
Service cost	23,781	9,023	20,995	13,461
Interest cost	39,065	20,929	35,076	18,061
Actuarial (gains)/losses	(64,630)	(1,414)	27,004	(33,756)
Benefit payments	(20,802)	(6,314)	(20,154)	(5,862)
Change in assumptions	—	—	4,302	—
Settlements	—	—	305	—
Plan amendments & other	—	2,645	—	1,731
Foreign currency adjustment	3,166	(3,171)	2,944	28,960
Benefit obligation at end of year	$612,618	$384,901	$632,038	$363,203

Change in Plan Assets
Fair value of plan assets, beginning of year	$639,378	$354,410	$541,237	$294,153
Actual return on plan assets	(39,718)	(1,575)	98,988	14,646
Company contributions	16,665	19,577	16,273	23,339
Benefit payments	(20,802)	(6,314)	(20,154)	(5,862)
Participant contributions	—	1,760	—	1,672
Foreign currency adjustment	2,940	(2,990)	3,034	26,462
Fair value of plan assets, end of year	$598,463	$364,868	$639,378	$354,410
Funded status at end of year	$(14,156)	$(20,033)	$7,340	$(8,793)

	June 30, 2008		June 30, 2007
	North America	U.K.	North America	U.K.
Amounts recognized in Consolidated Balance Sheets consist of :
Noncurrent assets	$326	$—	$11,439	$—
Current liabilities	—	—	—	—
Noncurrent liabilities	(14,482)	(20,033)	(4,099)	(8,793)
Net Amount Recognized	$(14,156)	$(20,033)	$7,340	$(8,793)
Amounts recognized in Accumulated Comprehensive Income consist of :
Net actuarial loss/(gain)	81,833	(6,083)	56,277	(32,373)
Net prior service cost/(credit)	(13,105)	866	(15,504)	—
Net transition obligation/(asset)	—	—	(112)	—
Accumulated Other Comprehensive Income	$68,728	$(5,217)	$40,661	$(32,373)

The following table provides a reconciliation of the changes in the North American non-qualified plans projected benefit obligations for the years ended June 30, 2008 and 2007, and a statement of funded status as of June 30, 2008 and 2007:

	June 30,
	2008	2007
	Non- Qualified	Non- Qualified
Change in Benefit Obligation
Benefit obligation, beginning of year	$99,959	$96,789
Service cost	6,811	5,280
Interest cost	5,853	5,084
Actuarial (gains)/losses	(4,254)	166
Benefit payments	(8,349)	(1,350)
Change in assumptions	—	613
Settlements	—	(11,015)
Plan amendments	—	3,748
Foreign currency adjustment	662	644
Benefit obligation, end of year	$100,682	$99,959

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	8,349	12,364
Benefit payments	(8,349)	(12,364)
Participant contributions	—	—
Foreign currency adjustment	—	—
Fair value of plan assets, end of year	$—	$—
Funded status at end of year	$(100,682)	$(99,959)

	June 30, 2008	June 30, 2007
Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(8,470)	(6,135)
Noncurrent liabilities	(92,212)	(93,824)
Net Amount Recognized	$(100,682)	$(99,959)
Amounts recognized in Accumulated Comprehensive Income consist of:
Net actuarial loss/(gain)	4,782	10,124
Net prior service cost/(credit)	(1,304)	(1,523)
Net transition obligation/(asset)	—	50
Accumulated Other Comprehensive Income	$3,478	$8,651

The company adopted SFAS 158 for fiscal year ending 2007 which required the recognition of the funded status of each of the defined benefit pension plans therefore eliminating unrecognized differences.

The qualified plans in North America and the U.K. each had assets greater than the accumulated benefit obligation.  The non-qualified amounts reflect only the U.S. and Canadian plans and are unfunded.

	June 30,
	2008	2007
	Non- Qualified	Non- Qualified
Projected Benefit Obligation	$100,682	$99,959
Accumulated Benefit Obligation	81,427	79,099
Fair value of plan assets	—	—

The following table, and the narrative that follows, provide information relating to the weighted-average asset allocations at June 30, 2008 and 2007 and the investment strategy for the company’s U.S. and U.K. defined benefit pension plans, which comprises the majority of our defined benefit pension plans:

	U.S. Plan Assets at June 30,		U.K. Plan Assets at June 30,
	2008	2007	2008	2007
Asset Category
Equity securities	61.0%	64.9%	32.4%	33.0%
Debt securities	35.8%	33.8%	58.0%	57.0%
Real estate	0.0%	0.0%	5.9%	9.0%
Other	3.2%	1.3%	3.7%	1.0%
Total	100.0%	100.0%	100.0%	100.0%

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

Benefit payments for our defined benefit pension plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Benefit Payments
Fiscal Year	North America	U.K.	Total
2009	$30,697	$6,772	$37,469
2010	32,637	7,171	39,808
2011	34,706	7,768	42,474
2012	36,886	8,167	45,053
2013	39,874	9,163	49,037
Years 2014-2018	242,756	57,765	300,521
	$417,556	$96,806	$514,362

Defined Contribution Plans

We sponsor a savings plan that provides benefits to substantially all U.S. associates.  The company provides a match to employee contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation.  The company will also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.  The company contributed $3.7 million, $3.5 million, and $3.4 million to the plan in fiscal years 2008, 2007, and 2006 respectively.

The UK pension plan has a money purchase section to which the company makes core contributions plus additional contributions matching those of the participating employees up to a maximum rate.  Contribution rates are dependant upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and the company has paid an equivalent amount as pension contributions.  Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%.  Company contributions to the plan amounted to $6.9 million, $5.3 million, and $3.0 million in fiscal years 2008, 2007 and 2006, respectively.

Health Care Benefits

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates.  We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history.  The liability totaled $1.8 million at June 30, 2008 and 2007, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

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

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following over the past three fiscal years:

	Year Ended June 30,
	2008	2007	2006

Health care cost trend, accumulated benefit obligation:
Pre-65 benefits (decreasing to 5.00% for 2010 and thereafter)	10.00%	8.00%	9.00%
Post-65 benefits (decreasing to 5.00% for 2010 and thereafter)	10.00%	9.00%	9.00%
Discount rate, accumulated benefit obligation postretirement benefit	7.00%	6.25%	6.25%

Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating employees, which is approximately 16 years.

A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost in fiscal year 2008	$406	$(185)
Effect on accumulated postretirement benefit obligation as of June 30, 2008	2,371	(1,954)

Net periodic postretirement benefit cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30,
	2008	2007	2006

Service cost	$1,543	$1,423	$1,703
Interest cost	2,724	2,646	2,334
Amortization of transition obligation	—	—	—
Amortization of net unrecognized losses/(gains)	(478)	(395)	5
Amortization of prior service cost	(664)	(661)	(660)
Net periodic postretirement benefit cost	$3,125	$3,013	$3,382

The following table provides a reconciliation of the changes in the postretirement plan projected benefit obligations and fair value of assets for the years ended June 30, 2008 and 2007 and a statement of funded status as of June 30, 2008 and 2007:

	June 30,
	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning of year	$48,212	$43,596
Service cost	1,543	1,423
Interest cost	2,724	2,646
Participant contributions	2,020	1,887
Actuarial (gains)/losses	(7,406)	38
Benefit payments	(3,559)	(3,551)
Other	—	1,535
Foreign currency adjustment	622	638
Benefit obligation, end of year	$44,156	$48,212

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Company contributions	1,539	1,664
Participant contributions	2,020	1,887
Benefit payments	(3,559)	(3,551)
Fair value of plan assets, end of year	$—	$—
Funded status at end of year	$(44,156)	$(48,212)

	June 30,
	2008	2007
Amounts recognized in Consolidated Balance Sheets consist of
Noncurrent assets	$—	$—
Current liabilities	(4,933)	(2,871)
Noncurrent liabilities	(39,223)	(45,341)
Net Amount Recognized	$(44,156)	$(48,212)
Amounts recognized in Accumulated Comprehensive Income consist of
Net actuarial loss/(gain)	(12,535)	(5,757)
Net prior service cost/(credit)	(4,208)	(4,865)
Net transition obligation/(asset)	—	—
Accumulated Other Comprehensive Income	$(16,743)	$(10,622)

The company adopted SFAS 158 for fiscal year ending 2007 which required the recognition of the funded status of each of the defined benefit pension plans therefore eliminating unrecognized differences.

The following benefit payments for our postretirement plan, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Benefit Payments

2009	$5,101
2010	5,625
2011	6,263
2012	6,990
2013	7,676
Years 2014-2018	50,240
$81,895

Note 6 - Accounts Payable and Accrued Liabilities, Including Discretionary Compensation

Accounts payable and accrued liabilities consist of:

	June 30,
	2008	2007

Accounts payable and accrued liabilities	$81,874	$63,052
Accrued salaries and bonuses	188,763	149,424
Current portion of defined benefit retirement plans and postretirement benefits other than pensions	16,492	9,826
Accrued vacation	34,043	28,147
Advance billings deferred revenue	57,413	49,754
Dividends payable	3,199	3,143
Total accounts payable and accrued liabilities	$381,784	$303,346

Note 7 - Leases

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years.  Rental expense was $90.1 million, $81.8 million, and $74.8 million for fiscal years 2008, 2007 and 2006, respectively, inclusive of operating expenses related to such space and equipment.  We have entered into sublease agreements for some of our excess leased space.  Sublease income was $0.6 million, $1.1 million and $0.7 million for fiscal years 2008, 2007 and 2006, respectively.

Future minimum lease payments for Watson Wyatt’s operating lease commitments net of anticipated cash inflows for sublease income are:

Fiscal	Lease
Year	Commitments

2009	$66,750
2010	61,040
2011	53,204
2012	45,053
2013	41,108
Thereafter	104,940
Total	$372,095

We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.

Note 8 - Line of Credit

The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  The Company had no borrowings under its credit facility as of June 30, 2008 compared to $105.0 million outstanding under the facility as of June 30, 2007.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including a cash flow leverage ratio and a fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with both covenants under the credit facility as of June 30, 2008. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support required letters of credit issued under the credit line.  As a result, $10.6 million of the facility was unavailable for operating needs as of June 30, 2008.  We are charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.8 million) to an Australian governmental agency as required by the local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

Note 9 - Share-based Compensation

Share-based Compensation Plans

The company has four share-based compensation plans, which are described below.  These compensation plans include the 2001 Employee Stock Purchase Plan, 2001 Deferred Stock Unit Plan for Selected Employees,  Amended Compensation Plan for Outside Directors and the 2000 Long-Term Incentive Plan.  All four plans have been approved by stockholders.

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) enables employees to purchase shares of the company’s stock at a discount.  The Stock Purchase Plan is a non-compensatory plan under FAS 123(R).  As a result, no compensation expense was recognized during fiscal year 2008, 2007 and 2006.  Approximately 125,000 shares, 150,000 shares and 200,000 shares were issued under this plan during fiscal year 2008, 2007 and 2006 respectively.

2001 Deferred Stock Unit Plan for Selected Employees

Deferred Stock Units - The 2001 Deferred Stock Unit Plan for Selected Employees (the “Stock Unit Plan”) was approved at the annual meeting of stockholders.  The Stock Unit Plan is intended to provide senior associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of deferred stock units, in lieu of a portion of their annual fiscal year end bonus, typically paid in September of each year. Each stock unit represents one share of common stock at the market price on the date of grant.  The total number of shares authorized for issuance in payment of deferred stock units under the Stock Unit Plan is 2,700,000 shares.

Deferred stock units have been granted annually since September 2002 and have vested immediately in each year.  Vesting of future awards is at the discretion of the company, with such determination being made prior to issuance of the deferred stock units.

During fiscal year 2008, 349,118 shares of common stock, at an average market price of $47.63, were awarded for a total fair value of $16.6 million.  During fiscal year 2007, 300,552 shares of common stock, at an average market price of $40.48, were awarded for a total fair value of $12.4 million. During fiscal year 2006, approximately 181,000 shares of common stock, at a market price of $29.14 were awarded for a total fair value of $5.3 million.

SBI Program - On November 19, 2004, the company’s Board of Directors approved a long-term bonus arrangement pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  The arrangement, called the Performance Share Bonus Incentive Program (the “SBI Program”), is a long-term stock bonus arrangement for senior executives and key associates of the company and its affiliates that is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the quarter end prior to grant.  Depending on the plan, participants may vest between zero and 170% of the target number of deferred stock units or between zero and 100% based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period. For the performance periods covering fiscal year 2006 through 2008, 2007 through 2009, 2008 through 2010 and calendar year 2008 through 2010, the vesting criteria are based upon growth specific metrics such as earnings per share, NOI and revenue.

Compensation expense of $4.6 million , $3.8 million, and $1.4 million was recorded pursuant to this plan during fiscal year 2008, 2007 and 2006, respectively.  Expenses for this plan are recognized when awards are both probable and reasonably estimable.  The compensation expense associated with these plans is recognized as a component of salaries and employee benefits.

The table below presents share activity and weighted average fair values for fiscal year 2008:

	Number of	Weighted Average
	Shares	Fair Value
	(in 000’s)

Nonvested at June 30, 2007	278	$29.64
Granted	235	56.62
Vested	(161)	25.63
Forfeited	—

Nonvested at June 30, 2008	352	$49.48

The weighted average grant date fair value of shares granted during fiscal year 2008, 2007 and 2006 were $13.3 million, $4.1 million and $4.1 million, respectively.

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

During fiscal year 2008, 5,000 shares of common stock were awarded for a total fair value of $0.2 million.  During fiscal year 2007, 10,000 shares of common stock were awarded for a total fair value of $0.3 million. During fiscal year 2006, 14,000 shares of common stock were awarded for a total fair value of $0.4 million.

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

Compensation expense of $0.1 million and $0.3 million was recorded pursuant to the Stock Option Plan for fiscal year 2007 and 2006, respectively.  No compensation expense was recorded pursuant to the stock option plan in fiscal year 2008.

The table below presents stock option activity and weighted average exercise prices for fiscal year 2008:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)
	(in 000’s)

Outstanding at June 30, 2007	227	$14.14
Granted	—	—
Exercised	(190)	13.78
Forfeited	—	—
Expired	(29)	—

Outstanding at June 30, 2008	8	$21.73	0.1
Exercisable Options at June 30, 2008	8	$21.73	0.1

The total fair value of options vested during fiscal year 2008 and 2007 was less than $100,000 in fiscal year 2008 and fiscal year 2007. Cash received from the exercise of nonqualifed stock options for fiscal year 2008 and 2007 was $2.6 million and $3.7 million, respectively.

Note 10 - Goodwill and Intangible Assets

The increases in goodwill and intangible assets outlined below for the fiscal year ended June 30, 2008 are principally attributable to the Heissman acquisition, the issuance of contingent shares for the WWLLP and Watson Wyatt Netherlands acquisitions, and foreign currency translation on goodwill and intangible assets.  See Note 2 for further details regarding our business combinations.  The carrying amount of goodwill for the fiscal years ended June 30, 2008 and 2007, are as follows:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	All Other	Total

Balance as of June 30, 2007	$208,453	$46,662	$22,805	$44,897	$58,905	$1,214	$382,936
Goodwill acquired during the year and contingent payments	168,845	15,519	11,364	16,274	18,209	—	230,211
Translation adjustment	20,423	(472)	887	806	(615)	—	21,029
Balance as of June 30, 2008	$397,721	$61,709	$35,056	$61,977	$76,499	$1,214	$634,176

The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2008 and 2007:

	Trademark & trade name	Customer related intangible	Core/developed technology	Non-compete agreements	Total
Balance as of June 30, 2007	$122,666	$76,270	$12,256	$523	$211,715
Intangible assets acquired during the year	391	29,021	5,548	611	35,571
Amortization expense	(204)	(10,359)	(5,289)	(545)	(16,397)
Translation adjustment	(968)	6,660	89	97	5,878
Balance as of June 30, 2008	$121,885	$101,592	$12,604	$686	$236,767

The following table reflects the carrying value of intangible assets at June 30, 2008 and 2007:

	Fiscal year 2008		Fiscal year 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Trademark and trade name	$122,089	$204	$122,666	$—
Customer related intangibles	122,807	21,215	85,064	8,794
Core/developed technology	24,965	12,361	17,935	5,679
Non-compete agreements	1,316	630	1,028	505
Total intangible assets	$271,177	$34,410	$226,693	$14,978

A component of the change in the gross carrying amount of trademark and trade name, customer related intangibles and core/developed technology reflects foreign currency translation adjustments between June 30, 2007 and June 30, 2008.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

Certain trade-mark and trade-name intangibles purchased as part of the WWLLP combination in fiscal year 2005 have indefinite useful lives and are not amortized.

The weighted average remaining life of amortizable intangible assets at June 30, 2008, was 9 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30	Amount
2009	$16,655
2010	15,422
2011	11,727
2012	11,403
2013	10,277
Thereafter	49,604
Total estimated amortization expense	$115,088

Note 11 - Income Taxes

The components of the income tax provision for continuing operations include:

	Year Ended June 30
	2008	2007	2006

Current tax (benefit) expense:
U.S.	$29,278	$40,485	$(1,112)
State and local	6,781	5,439	1,402
Foreign	25,861	17,352	12,371
	61,920	63,276	12,661
Deferred tax (benefit) expense:
U.S.	6,031	(10,585)	23,297
State and local	1,397	(835)	5,166
Foreign	4,122	8,337	4,461
	11,550	(3,083)	32,924
Total provision for income taxes	$73,470	$60,193	$45,585

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.  The company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2008, and June 30, 2007, are comprised of the following:

	June 30
	2008	2007

Prepaid	$(1,589)	$(1,422)
Depreciation and amortization	(37,706)	(31,103)
Goodwill	(10,830)	(6,926)
Other	(10,792)	(4,905)
Gross deferred tax liabilities	(60,917)	(44,356)

Accrued retirement benefits	72,558	61,098
Deferred rent	5,697	6,924
Other	8,724	7,762
Net operating loss carryforwards	12,212	9,084
Share based compensation	3,010	1,433
Accrued liability	15,910	20,135
Capitalized expenditure	803	866
Accrued compensation	12,162	7,966
Deferred revenue	30,972	17,046
Foreign tax credit	1,199	—
Gross deferred tax assets	163,247	132,314
Deferred tax assets valuation allowance	(12,524)	(9,826)
Net deferred tax asset	$89,806	$78,132

At June 30, 2008, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $58.8 million of which $37.5 million can be indefinitely carried forward under local statutes.  The remaining loss carryforwards will expire, if unused, in varying amounts from 2009 through 2015.  The valuation allowance includes the tax effect of foreign net operating loss carryforwards of $11.1 million and the tax effect of certain foreign temporary expenses of $1.4 million.

The company maintains a valuation allowance of $12.5 million and $9.8 million at June 30, 2008 and 2007, respectively, against certain of its deferred tax assets, as it is more likely than not that they will not be fully realized. The principal components of the deferred tax assets for which a valuation allowance has been established include certain foreign country net operating loss carry-forwards and deferred foreign expenses.

The net change in the valuation allowance of $2.7 million in fiscal year 2008 and $14.0 million in fiscal year 2007  is due to the release of valuation allowance in various jurisdictions, and the tax effect of the change in net operating losses and deferred foreign expense.

The domestic and foreign components of income from continuing operations before income taxes for each of the three years ended June 30 are as follows:

	2008	2007	2006

Domestic	$111,586	$97,241	$73,672
Foreign	117,324	79,229	58,031

	$228,910	$176,470	$131,703

The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely.  These earnings relate to ongoing operations and at June 30, 2008 were approximately $318 million.  Due to the availability of U.S. foreign tax credits, it is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings were not reinvested indefinitely.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate.  The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30
	2008	2007	2006

Tax provision at U.S. federal statutory tax rate of 35 percent	$80,119	$61,764	$46,096
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(10,955)	(5,678)	(5,974)
State income taxes, net of federal tax effect	4,030	4,604	4,720
Non-deductible expenses and foreign dividend	8,670	5,999	6,205
Tax credits	(11,484)	(8,338)	(2,812)
Other	3,090	1,842	(2,650)

Income tax provision	$73,470	$60,193	$45,585

The company adopted the provisions of FIN 48 on July 1, 2007.  The cumulative effect of adopting FIN 48 was a $13.0 million increase in the liability for uncertain tax positions, a $9.1 million increase to deferred tax assets, a $0.1 million decrease to other comprehensive income and a $3.8 million decrease to retained earnings at July 1, 2007.

Upon adoption, the gross liability for income taxes associated with uncertain tax positions at July 1, 2007 was $16.3 million.  This liability could be reduced by $8.4 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes.  The net difference of $7.9 million, if recognized, would have a $7.5 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.4 million.   At June 30, 2008, the gross liability for income taxes associated with uncertain tax positions was $11.0 million.  This liability can be reduced by $2.8 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits, and the federal tax benefit of state income taxes.  The net difference of $8.2 million, if recognized, would have a $7.9 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.3 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax liability is as follows:

Total

Gross unrecognized tax liability at July 1, 2007	$16,300
Increases related to tax positions in prior years	400
Decreases related to tax positions in prior years	(6,400)
Decreases related to settlements	(700)
Decreases related to lapse in statute of limitations	(600)
Increases related to current year tax positions	2,000

Balances at June 30, 2008	$11,000

Interest and penalties related to income tax liabilities are included in income tax expense.  The company had accrued interest of $1.8 million and penalties of $1.4 million, totaling $3.2 million at July 1, 2007.  At June 30, 2008 the company had accrued interest of $1.6 million and penalties of $0.4 million, totaling $2.0 million.   Tax expense for the year ended June 30, 2008 includes an interest benefit of $0.1 million and a penalty benefit of $1.1 million, totaling a $1.2 million benefit.

The gross tax liability for uncertain tax positions decreased by $5.3 million during the year.  This decrease was primarily related to a $5.9 million decrease due to a change in accounting method which the company filed with the Internal Revenue Service (“IRS”) in October 2007 to change the method of accounting for accrued expenses owed to foreign affiliates.  Since the accounting method change was filed voluntarily, the IRS will not assess tax, interest or penalties related to the position claimed in prior tax returns.  The $5.9 million decrease in the gross tax liability relates to a deferred tax item and did not impact the company’s effective tax rate.  Gross accrued interest and penalties related to this tax position decreased $1.3 million, which net of federal tax benefits, resulted in a $1.2 million impact on the effective tax rate.

The company believes it is reasonably possible that there will be a $3.2 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.

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

Open Tax Years
(fiscal year ending in)

United States – federal	2005 and forward
United States – various states	2003 and forward
Canada – federal	2004 and forward
Germany	2003 and forward
United Kingdom	2005 and forward

Note 12 - Segment Information

We have five reportable operating segments or practice areas as follows:

(1)	Benefits Group
(2)	Human Capital Group
(3)	Technology and Administration Solutions Group
(4)	Investment Consulting Group
(5)	Insurance & Financial Services Group

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the year ended June 30, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$993,371	$195,925	$182,953	$169,173	$118,603	$1,660,025
Net operating income	285,610	35,067	47,246	59,918	2,381	430,222
Interest expense	2,979	859	369	305	307	4,819
Depreciation & Amortization	16,811	2,189	18,500	736	4,253	42,489
Receivables	248,375	46,526	16,075	34,545	33,140	378,661

The table below presents specified information about reported segments as of and for the year ended June 30, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$820,806	$169,845	$157,516	$128,720	$113,676	$1,390,563
Net operating income	222,021	24,052	36,663	39,269	18,985	340,990
Interest expense	3,352	506	425	369	555	5,207
Depreciation & Amortization	11,118	2,695	14,108	830	796	29,547
Receivables	228,284	40,516	15,616	27,427	31,959	343,802

The table below presents specified information about reported segments as of and for the year ended June 30, 2006:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$725,630	$146,111	$132,805	$86,462	$91,987	$1,182,995
Net operating income	186,463	12,796	31,539	12,622	18,161	261,581
Interest expense	2,618	559	321	198	252	3,948
Depreciation & Amortization	13,267	2,848	9,615	1,578	1,413	28,721
Receivables	194,014	37,355	16,709	19,088	26,992	294,158

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	Year Ended June 30,
	2008	2007	2006

Revenue:
Total segment revenue	$1,660,025	$1,390,563	$1,182,995
Reimbursable expenses not included in segment revenue	62,014	58,164	51,925
All other segments	43,922	41,104	40,431
Other, net	(5,906)	(3,308)	(3,540)
Consolidated revenue	$1,760,055	$1,486,523	$1,271,811

Net Operating Income:

Total segment income	$430,222	$340,990	$261,581
Income/(loss) from affiliates	2,067	(5,500)	1,135
Differences in allocation methods for depreciation, G&A, pension and medical costs (1)	(17,675)	(9,422)	(4,694)
Interest Expense	(5,977)	(1,581)	(4,093)
Loss on hedge	—	—	(3,602)
Other non-operating income	464	178	1,521
Discretionary bonuses	(184,980)	(139,433)	(108,671)
All other segments	4,670	(6,108)	(5,321)
Other, net	120	(2,656)	(6,153)

Income from continuing operations before income taxes	$228,911	$176,468	$131,703

Interest Expense:
Total segment expense	$4,819	$5,207	$3,948
All other segments	142	138	104
Differences in allocation method	1,016	(3,764)	41
Consolidated interest expense	$5,977	$1,581	$4,093

Depreciation & Amortization:
Total segment expense	$42,489	$29,547	$28,721
All other segments	5,616	8,757	2,631
Intangible asset amortization, not allocated to segments	16,397	10,145	8,155
Differences in allocation method and other	7,926	8,786	5,411
Consolidated depreciation and amortization expense	$72,428	$57,235	$44,918

Receivables:
Total segment receivables	$378,661	$343,802	$294,158
All other segments	4,773	6,689	5,030

Net valuation differences (2)	(16,353)	(13,664)	4,389
Total billed and unbilled receivables	367,081	336,827	303,577
Assets not reported by segment	1,348,895	1,192,882	936,782
Consolidated assets	$1,715,976	$1,529,709	$1,240,359

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

The following represents total revenue and long-lived assets information by geographic area as of and for the years ended June 30:

	Revenue			Long-lived Assets
	2008	2007	2006	2008	2007	2006

United States	$761,584	$707,784	$649,109	$137,120	$174,369	$153,278
United Kingdom	531,444	468,142	345,732	862,555	617,816	493,942
Rest of World	467,027	310,597	276,970	86,242	34,011	29,075
	$1,760,055	$1,486,523	$1,271,811	$1,085,917	$826,196	$676,295

Revenue is based on the country of domicile for the legal entity that originated the revenue.  Exclusive of the United States and the U.K., revenue from no single country constituted more than 10 percent of consolidated revenues.  Revenue from no single customer constituted more than one percent of consolidated revenues.

Note 13 - Commitments and Contingent Liabilities

The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Letters of Credit.  At June 30, 2008, the company has letters of credit totaling $10.6 million under our existing credit facility to guarantee payment to beneficiaries in the event that the company fails to meet its financial obligations to these beneficiaries.  These letters of credit will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.8 million) to an Australian governmental agency as required by local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that probability of future usage is remote.

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

Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company):  On July 23, 2004, we received a demand letter from Stroh’s counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth.  As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million.  In January, 2008, the Sixth Circuit Court of Appeals held that the entire claim is subject to arbitration.  Stroh has filed a demand for arbitration on April 16, 2008 and Watson Wyatt filed a response.  We expect the arbitrators to set a hearing schedule in late 2008.

Department of Labor Investigation: On November 17, 2006, Watson Wyatt Investment Consulting Inc. (“WWIC”) received a subpoena from the United States Department of Labor (“DOL”) in connection with its investigation into the compensation of consultants and other investment advisers.  WWIC has responded to the subpoena and continues to cooperate with the DOL.

Note 14 - Earnings Per Share

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

	Year Ended June 30,
	2008	2007	2006

Income from continuing operations	$155,441	$116,275	$86,118
Income from discontinued operations	—	—	1,073
Net income	$155,441	$116,275	$87,191

Weighted average outstanding shares of common stock	42,577	42,413	41,393
Contingency Stock	—	1,950	1,787
Dilutive effect of employee stock options and employee stock purchase plan shares	1,804	321	117

Common stock and stock equivalents	44,381	44,684	43,297

Basic earnings per share
Income from continuing operations	$3.65	$2.74	$2.08
Income from discontinued operations	—	—	0.03
Basic earnings per share, net income	$3.65	$2.74	$2.11

Diluted earnings per share
Income from continuing operations	$3.50	$2.60	$1.99
Income from discontinued operations	—	—	0.02
Diluted earnings per share, net income	$3.50	$2.60	$2.01

The diluted earnings per share calculation for fiscal years 2008, 2007 and 2006 assume that 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005.  The diluted earnings per share calculation for 2008 also assumes that the 218,089 WWN contingent shares were also outstanding at the beginning of the fiscal year.  All of these shares were issued during the fourth quarter of fiscal year 2008.

Note 15 - Discontinued Operations

During the fiscal year 2006, the company evaluated its accrual for the estimated remaining future obligations and costs related to the exit from Wellspring.  As a result of the analysis, the company released the remainder of its accrual of $1.75 million, less the associated income tax expenses.  The adjustment is reflected in the Consolidated Statement of Operations for fiscal year 2006 in the line “Adjustment to reduce estimated loss on disposal of discontinued operations.”

Wellspring Resources, LLC (“Wellspring”), the benefits administration outsourcing business that we exited from in fiscal year 1998.

Note 16 – Restricted Shares

In conjunction with our WWLLP business combination on July 31, 2005, we issued 9,090,571 Class A common shares, 4,749,797 of which were subject to contractual transfer restrictions.  Transfer restrictions expired on 2,339,761 of these shares on July 31, 2006 and expired on the remaining 2,410,036 shares on July 31, 2007.  The contingencies associated with the payment of an additional 1,950,000 Class A shares were met and the the contigent shares were issued to the former partners of WWLLP on April 15, 2008.

In conjunction with our acquisition of WWN on February 1, 2007, we issued 252,285 Class A common shares which were subject to contractual transfer restrictions.  Transfer restrictions on 50% of these shares expired on February 1, 2008.  Transfer restrictions on the remaining shares will expire on February 1, 2009.  The contingencies associated with the payment of an additional 218,089 Class A shares were met and the contingent shares were issued to the former partners of WWN on June 27, 2008. Sale of these shares, are also subject to contractual transfer restrictions that will expire on 50% of these shares on each of the first and second anniversaries of issuance of the shares.  See Note 2 of this report for further information regarding these acquisitions.

Note 17 – Exit From Multi-employer Retirement Consulting Business

Exit from Mutli-employer Retirement Consulting Business - On February 1, 2008, the company exited its U.S. “Taft-Hartley” retirement consulting business and its Canadian private sector, negotiated costs, trusteed plan business.  The affected approximately 70 retirement clients, accounting for approximately $15 million in annual revenue.  Two newly created companies, which are owned and operated by individuals who were formerly Watson Wyatt associates, service these clients in the U.S. and Canada, respectively. These associates, who focus on multi-employer retirement plans, moved to the new companies on February 1, 2008.  Watson Wyatt has no ownership in these new companies, but is compensated for release of certain non-compete obligations through receipt of approximately 30% of the new companies’ revenues from clients that transfer from the company for the next five years.

Note 18 - Unaudited Quarterly Financial Data

Summarized quarterly financial data for the years ended June 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	2008 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$401,687	$447,032	$457,525	$453,811
Income from operations	51,233	59,942	64,434	51,164
Income before income taxes	51,833	57,587	64,816	54,675
Net income	34,444	36,781	42,546	41,670
Earnings per share: (a)
Net income, basic	0.81	0.87	1.01	0.96
Net income, diluted	0.77	0.82	0.96	0.95

	2007 Quarter Ended
	September 30	December 31	March 31	June 30

Revenue	$336,004	$366,425	$395,598	$388,496
Income from operations	38,573	40,184	52,354	48,194
Income before income taxes	39,387	39,787	48,486	48,808
Net income	24,814	25,994	33,834	31,633
Earnings per share: (a)
Net income, basic	0.59	0.61	0.80	0.71
Net income, diluted	0.56	0.58	0.76	0.71

(a)          The diluted earnings per share calculation for fiscal year 2008 and 2007 assume that the 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005.  The diluted earnings per share calculation for 2008 also assumes that the 218,089 WWN contingent shares were also outstanding at the beginning of the fiscal year.  All of these shares were issued during fourth quarter of fiscal year 2008.

The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K.  In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

WATSON WYATT WORLDWIDE, INC.

Schedule II

Valuation and Qualifying Accounts and Reserves

(Thousands of U.S. Dollars)

Description	Balance at Beginning of Year	Additions Charged Against (Credited to) Revenue	Additions Charged to Other Accounts	Additions Resulting From Acquisitions	Deductions	Balance at End of Year

Year Ended June 30, 2008
Allowance for uncollectible accounts	$6,216	$14,309	$—	$—	$(11,981)	$8,544

Allowance for unbillable accounts	7,683	4,017	—	—	—	11,700

Valuation allowance for deferred tax assets	9,826	—	2,698	—	—	12,524

Year Ended June 30, 2007

Allowance for uncollectible accounts	$3,678	$11,109	$—		$—	$(8,571)	$6,216

Allowance for unbillable accounts	5,348	2,335	—		—	—	7,683

Valuation allowance for deferred tax assets	23,841	—	(9,777	)(1)	—	(4,238)	9,826

Year Ended June 30, 2006

Allowance for uncollectible accounts	$2,114	$7,774	$—	$1,574	$(7,784)	$3,678

Allowance for unbillable accounts	700	(942)	—	5,590	—	5,348

Valuation allowance for deferred tax assets	13,549	—	—	11,386	(1,094)	23,841

(1)           The decrease is due to reclassification of the deferred tax assets for foreign branches.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt Worldwide, Inc.(1)
3.2	Amended and Restated Bylaws of Watson Wyatt Worldwide, Inc.(2)
4	Form of Certificate Representing Common Stock(3)
10.1	Amended and Restated Revolving Credit Agreement (Credit Agreement) Among Suntrust Bank and Others dated July 11, 2005(4)
10.2	Amendment to the Credit Agreement Among Suntrust Bank and Others dated September 30, 2005(5)
10.3	Amendment to the Credit Agreement Among Suntrust Bank and Others dated June 21, 2007 (6)
10.4	Third Amendment to Amended and Restated Revolving Credit Agreement dated September 14, 2007 (7)
10.5	FY06 Performance Share Bonus Incentive Program (8)
10.6	FY07 Performance Share Bonus Incentive Program (1)
10.7	FY08 Performance Share Bonus Incentive Program (9)
10.8	Trust Deed and Rules of the Watson Wyatt Share Incentive Plan 2005 (U.K.) (10)
10.9	Watson Wyatt Share Incentive Plan 2005 Deed of Amendment (U.K.) (10)
10.10	Amended and Restated Senior Officer Deferred Compensation Plan (2)
10.11	Amended 2001 Deferred Stock Unit Plan for Selected Employees(2)
10.12	Amended Voluntary Deferred Compensation Plan for Non-Employee Directors (2)
10.13	Amended Compensation Plan for Outside Directors(7)
10.14	Form of Employment Agreement between Watson Wyatt Limited and each of Chandrasekhar Ramamurthy, Paul N. Thornton and Roger C. Urwin(11)
10.15	Deed of Lease between Watson Wyatt & Company and Arlington Office, LLC, dated April 27, 2004(12)
10.16	First Amendment to Deed of Lease between Watson Wyatt & Company and Arlington Office L.L.C., dated April 22, 2005(13)
10.17	First Amendment to Lease Between Watson Wyatt & Company and Arlington Office LLC dated November 14, 2005 (14)
10.18	Form of Indemnification Agreement among Watson Wyatt & Company Holdings and each of its directors and Section 16 officers(15)
16	Letter re change in certifying accountant (16)
21	Subsidiaries of Watson Wyatt Worldwide, Inc.(2)
23	Consent of the Company’s Independent Registered Public Accounting Firm — Deloitte & Touche LLP(2)
23.1	Consent of the Company’s Independent Registered Public Accounting Firm — PricewaterhouseCoopers(2)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)             Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2007

(2)             Filed with this Form 10-K

(3)             Incorporated by reference from Registrant’s Form 8-K, filed on January 3, 2006

(4)             Incorporated by reference from Registrant’s Form 8-K, filed on July 14, 2005

(5)             Incorporated by reference from Registrant’s Form 10-Q, filed on November 9, 2005

(6)             Incorporated by reference from Registrant’s Form 10-K, filed on August 24, 2007

(7)             Incorporated by reference from Registrant’s Form 10-Q, filed on November 9, 2007

(8)             Incorporated by reference from Registrant’s Form 8-K, filed on May 16, 2006.

(9)             Incorporated by reference from Registrant’s Form 10-Q, filed on May 8, 2008

(10)       Incorporated by reference from Registrant’s Form 10-K, filed on September 1, 2006

(11)       Incorporated by reference from Registrant’s Form S-4 (File No. 33-3124629), filed on May 4, 2005

(12)       Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004

(13)       Incorporated by reference from Registrant’s Form 10-Q, filed on May 10, 2005

(14)       Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2006

(15)       Incorporated by reference from Registrant’s Form 8-K, filed on October 4, 2005

(16)       Incorporated by reference from Registrant’s Form 8-K, filed on December 13, 2006