Form 10-Q
period 2008-09-30
Watson Wyatt Worldwide, Inc.
filed 2008-11-07
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☒         No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2008.

Class	Outstanding at October 31, 2008

Class A Common Stock, $.01 par value per share	42,559,215 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three Months Ended September 30, 2008

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

(Unaudited)

	Three months ended September 30,
	2008	2007

Revenue	$426,126	$401,687

Costs of providing services:
Salaries and employee benefits	235,879	219,363
Professional and subcontracted services	26,315	25,527
Occupancy, communications and other	49,997	43,925
General and administrative expenses	43,887	44,305
Depreciation and amortization	18,864	17,334
	374,942	350,454

Income from operations	51,184	51,233

Income from affiliates	1,695	925
Interest income	1,031	1,844
Interest expense	(569)	(2,258)
Other non-operating (expense) / income	(19)	89

Income before income taxes	53,322	51,833

Provision for income taxes	18,162	17,389

Net income	$35,160	$34,444

Earnings per share:
Net income - Basic	$0.82	$0.81
Net income - Diluted	$0.82	$0.77

Weighted average shares of common stock, basic (000)	42,935	42,288
Weighted average shares of common stock, diluted (000)	43,085	44,896

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share Data)

(Unaudited)

	September 30,	June 30,
	2008	2008

Assets
Cash and cash equivalents	$67,475	$124,632
Receivables from clients:
Billed, net of allowances of $10,408 and $8,544	219,281	239,593
Unbilled, at estimated net realizable value	141,369	126,163
	360,650	365,756
Deferred income taxes	16,666	18,576
Other current assets	57,936	48,523
Total current assets	502,727	557,487
Investment in affiliates	14,088	8,526
Fixed assets, net	180,410	184,684
Deferred income taxes	80,518	72,572
Goodwill	571,016	634,176
Intangible assets, net	208,466	236,767
Other assets	15,649	21,764

Total Assets	$1,572,874	$1,715,976

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$266,321	$381,784
Income taxes payable and deferred	146	3,462
Total current liabilities	266,467	385,246
Revolving credit facility	105,000	—
Accrued retirement benefits	206,759	209,168
Deferred rent and accrued lease losses	28,271	29,239
Deferred income taxes and other long term tax liabilities	12,600	13,430
Other noncurrent liabilities	83,046	94,498

Total Liabilities	702,143	731,581

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized; 43,813,451 and 43,813,451 issued and 42,610,373 and 43,578,268 outstanding	438	438
Additional paid-in capital	453,501	456,681
Treasury stock, at cost - 1,203,078 and 235,183 shares	(66,270)	(13,222)
Retained earnings	506,926	474,961
Accumulated other comprehensive (loss)/income	(23,864)	65,537
Total Stockholders’ Equity	870,731	984,395

Total Liabilities and Stockholders’ Equity	$1,572,874	$1,715,976

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Three months ended September 30,
	2008	2007

Cash flows used in operating activities:
Net income	$35,160	$34,444
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	3,615	4,124
Depreciation	14,827	13,554
Amortization of intangible assets	4,037	3,780
Provision for (benefit from) deferred income taxes	(7,946)	1,698
Income from affiliates	(1,695)	(925)
Other, net	1,663	—
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	1,492	(20,836)
Other current assets	(7,503)	(35,099)
Other assets	2,162	(793)
Accounts payable and accrued liabilities	(100,646)	(44,969)
Income taxes payable and deferred	(3,190)	1,256
Accrued retirement benefits	(2,409)	2,341
Deferred rent and accrued lease losses	(968)	(1,441)
Other noncurrent liabilities	(12,328)	(5,872)
Cash flows used in operating activities:	(73,729)	(48,738)

Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	(538)	(130,517)
Purchases of fixed assets	(10,013)	(6,105)
Capitalized software costs	(5,594)	(6,619)
Investment in affiliates	—	(1,914)
Distributions from affiliates	144	—
Contingent proceeds from divestitures	(19)	88
Cash flows used in investing activities:	(16,020)	(145,067)

Cash flows from financing activities
Borrowings (repayments) under Credit Facility	105,000	36,400
Dividends paid	(3,195)	(3,186)
Repurchases of common stock	(73,613)	(14,114)
Issuances of common stock and excess tax benefit	1,535	3,612
Cash flows from financing activities	29,727	22,712

Effect of exchange rates on cash	2,865	(2,525)

Decrease in cash and cash equivalents	(57,157)	(173,618)

Cash and cash equivalents at beginning of period	124,632	248,186

Cash and cash equivalents at end of period	$67,475	$74,568

Supplemental disclosures:
Cash paid for interest	$395	$1,743
Cash paid for income taxes, net of refunds	$14,251	$27,300

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars, Except Share Data)

(Unaudited)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Income/(Loss)	Total

Balance at June 30, 2008	43,578	$438	$456,681	$(13,222)	$474,961	$65,537	$984,395
Comprehensive loss:
Net income	—	—	—	—	35,160	—	35,160
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(89,401)	(89,401)
Total comprehensive loss							(54,241)
Cash dividends declared	—	—	—	—	(3,195)	—	(3,195)
Repurchases of common stock	(1,341)	—	—	(73,613)	—	—	(73,613)
Issuances of common stock and excess tax benefit	373	—	(3,180)	20,565	—	—	17,385

Balance at September 30, 2008	42,610	$438	$453,501	$(66,270)	$506,926	$(23,864)	$870,731

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Notes to the Condensed Consolidated Financial Statements

(Tabular amounts are in thousands, except per share data)

(Unaudited)

Note 1 – Basis of Presentation.

The accompanying unaudited quarterly condensed consolidated financial statements of Watson Wyatt Worldwide, Inc. and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt Worldwide” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods.  All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.  The year-end balance sheet data was derived from audited financial statements.

Our fiscal year 2009 began July 1, 2008 and ends June 30, 2009.

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2009.  The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Acquisitions that we have completed include the following:

Dr. Dr. Heissmann GmbH

On July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH (“Heissmann”) for approximately $136 million (€99 million) in cash plus approximately $1.4 million in transaction costs.  Heissmann was an actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France.  As of July 20, 2007, Heissmann employed approximately 360 associates.  Annual revenue, including subsidiaries, was approximately $70 million (€52 million) for their fiscal year ended March 31, 2007.  The financial results of Heissmann have been consolidated into the company’s financial statements upon the date of acquisition.

WisdomNet

On July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock, including the payoff of $0.5 million of debt.  WisdomNet was a Denver-based talent management software and consulting firm that was founded in 2001.  WisdomNet offered a proprietary line of business software products, including an end-to-end solution for managing organizations’ talent management processes.  The acquisition of WisdomNet strengthens our existing talent management business and provides strategic software that will be used to service our clients on an ongoing basis. As of the date of the acquisition, WisdomNet employed 15 associates. The company recorded $2.6 million of goodwill associated with this acquisition.

Marcu & Asociados S.A.

On June 16, 2008, the company acquired the outstanding stock of Marcu & Asociados S.A. (Marcu) for $2.8 million in cash.  Marcu is a human resource, risk and financial management consulting firm based in Buenos Aires, Argentina.  As of the date of acquisition, Marcu employed 37 associates and had annual revenues of approximately $2.5 million.  The financial results of Marcu are included in the company’s consolidated financial statements effective July 1, 2008. The company recorded $1.6 million of goodwill associated with this acquisition.

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

Note 3 – Segment Information.

We have five reportable operating segments or practice areas as follows:

(1)	Benefits Group

(2)	Human Capital Group

(3)	Technology and Administration Solutions Group

(4)	Investment Consulting Group

(5)	Insurance & Financial Services Group

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended September 30, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$237,900	$49,514	$47,910	$42,107	$27,807	$405,238
Net operating income	63,209	6,833	12,860	12,519	834	96,255
Receivables	243,394	45,170	20,681	29,827	27,355	366,427

The table below presents specified information about reported segments as of and for the three months ended September 30, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance & Financial Services Group	Total
Revenue (net of reimbursable expenses)	$226,569	$42,714	$40,477	$39,944	$28,001	$377,705
Net operating income	57,050	5,587	8,379	14,121	1,450	86,587
Receivables	258,383	43,384	19,886	30,405	27,282	379,340

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30
	2008	2007

Revenue:
Total segment revenue	$405,238	$377,705
Reimbursable expenses and other not included in total segment revenue	9,242	12,559
All other segments	11,646	11,423
Consolidated fees	$426,126	$401,687

Net Operating Income:
Total segment net operating income	$96,255	$86,587
Income from affiliates	1,695	925
Differences in allocation methods (1)	(2,960)	(465)
Discretionary compensation	(42,258)	(41,390)
All other segments	3,288	3,440
Other, net	(2,698)	2,736
Consolidated pretax income	$53,322	$51,833

Receivables:
Total segment receivables - billed and unbilled (2)	$366,427	$379,340
All other segments	7,985	8,214
Net valuation differences	(13,762)	(15,550)
Total billed and unbilled receivables	360,650	372,004
Assets not reported by segment (3)	1,212,224	1,339,867
Consolidated assets	$1,572,874	$1,711,871

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

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $779.5 million and $854.9 million, respectively.

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

2001 Deferred Stock Unit Plan for Selected Employees

Deferred Stock Units - The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus.  Shares under this plan are awarded during the first quarter of each fiscal year.  During the first quarter of fiscal year 2009, 295,775 shares of common stock were awarded at an average market price of $53.92 for a total fair value of $15.9 million.  During the first quarter of fiscal year 2008, 349,118 shares of common stock were awarded at an average market price of $47.63 for a total fair value of $16.6 million.

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

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the quarter end prior to grant.  Depending on the plan, participants may vest between zero and 170% of the target number of deferred stock units or between zero and 100% based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period. For the performance periods covering fiscal year 2007 through 2009 and 2008 through 2010, the vesting criteria are based upon growth specific metrics such as earnings per share, NOI and revenue. During the first quarter of fiscal year 2009, 44,061 shares were awarded to certain senior executive officers under the SBI 2006 plan, which represented vesting at 170% of the target number of deferred stock units.

Approximately $0.8 million of compensation expense was recorded relative to this plan during the first quarter of fiscal year 2009 compared to $0.3 million in the first quarter of fiscal year 2008.

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

Approximately $0.3 million of compensation expense was recorded relative to this plan during the first quarter of fiscal year 2009 compared to $0.1 million in the first quarter of fiscal year 2008.

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) enables employees to purchase shares of the company’s stock at a discount.  The Stock Purchase Plan is a non-compensatory plan under FAS 123(R).  As a result, no compensation expense was recognized during the first three months of fiscal years 2009 or 2008.

2000 Long-Term Incentive Plan

The company issued non-qualified stock options under the 2000 Long-Term Incentive Plan (the “Stock Option Plan”) in conjunction with its initial public offering in fiscal year 2001.  No options have been granted under the stock option plan since March 2002 and the company does not currently intend to issue further stock options under the Stock Option Plan.

Note 5 – Retirement Benefits.

Defined Benefit Plans

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that account for approximately 85% of our pension liability.  Under our plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service.  Beginning January 2008, we made changes to our plan in the U.K. related to years of service used in calculating benefits for associates.  Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date.  The non-qualified plan in North America provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement, the liability for which is reflected in the balance sheet.  The U.K. does not have a non-qualified plan.  The measurement date for all plans is June 30.

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plans for North America and the U.K. for the three month periods ended September 30, 2008 and 2007:

	North America September 30		U.K. September 30
	2008	2007	2008	2007

Service Cost	$7,160	$7,366	$1,851	$2,733

Interest Cost	12,066	11,122	6,200	5,274

Expected return on plan assets	(12,826)	(13,783)	(6,314)	(5,923)

Amortization of transition obligation/(asset)	—	(16)	—	—

Amortization of net unrecognized loss/(gain)	1,867	1,386	(100)	(721)

Amortization of prior service (credit)/cost	(565)	(635)	13	4

Net periodic benefit cost	$7,702	$5,440	$1,650	$1,367

The fiscal year 2009 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2008 for the North America and U.K. plans:

	North America	U.K.
Discount rate	7.00%	6.50%

Expected long-term rate of return on assets	8.75%	6.46%

Rate of increase in compensation levels	4.09%	5.65%

The company made $300,000 in contributions to the North America plans during the first quarter of fiscal year 2009 and anticipates making $16.0 million in contributions over the remainder of the fiscal year.

The company made $3.8 million in contributions to the U.K. plans during the first quarter of fiscal year 2009 and anticipates making $13.0 million in contributions over the remainder of the fiscal year.

Defined Contribution Plans

In the U.S., we sponsor a savings plan that provides benefits to substantially all U.S. associates. The company matches employee contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation.  The company will also make an annual profit sharing contribution to the plan in an amount that is dependant upon the company’s financial performance during the fiscal year.

The U.K. pension plan has a money purchase section to which the company makes core contributions plus additional contributions matching those of the participating employees up to a maximum rate.  Contribution rates are dependant upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and the company has paid an equivalent amount as pension contributions.  Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s post-retirement plans for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30
	2008	2007

Service cost	$329	$400
Interest cost	724	709
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of unrecognized net gain	(201)	(78)
Amortization of prior service credit	(166)	(166)
Net periodic benefit cost	$686	$865

Employer contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $950,000 and $700,000 in the three months ended September 30, 2008 and 2007, respectively.  We plan to make additional payments estimated to total $4.1 million through the end of June 30, 2009.

Note 6 – Goodwill & Intangible Assets.

The components of goodwill and intangible assets are outlined below for the three months ended September 30, 2008:

	Benefits Group	Technology and Administration Solutions Group	Human Capital Group	Investment Consulting Group	Insurance & Financial Services Group	All Other Segments	Total

Balance as of June 30, 2008	$397,721	$61,709	$35,056	$61,977	$76,499	$1,214	$634,176
Goodwill acquired and contingent payments made during the period	—	—	337	—	72	—	409
Translation adjustment	(39,404)	(6,162)	(3,498)	(6,477)	(8,028)	—	(63,569)
Balance as of September 30, 2008	$358,317	$55,547	$31,895	$55,500	$68,543	$1,214	$571,016

The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended September 30, 2008:

	Trademark & trade name	Customer related intangible	Core/developed technology	Non-compete agreements	Total
Balance as of June 30, 2008	$121,885	$101,592	$12,604	$686	$236,767
Intangible assets acquired during the period	—	125	—	—	125
Amortization expense	(58)	(2,526)	(1,308)	(145)	(4,037)
Translation adjustment	(13,081)	(10,372)	(897)	(39)	(24,389)
Balance as of September 30, 2008	$108,746	$88,819	$10,399	$502	$208,466

The following table reflects the carrying value of intangible assets at September 30, 2008 and June 30, 2008:

	September 30, 2008		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark & trade name	$109,008	$262	$122,089	$204
Customer related intangibles	112,560	23,741	122,807	21,215
Core/developed technology	24,068	13,669	24,965	12,361
Non-compete agreements	1,277	775	1,316	630
Total intangible assets	$246,913	$38,447	$271,177	$34,410

A component of the change in the gross carrying amount of intangible assets reflects translation adjustments between June 30, 2008 and September 30, 2008.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at September 30, 2008, was 8.9 years.  Future estimated amortization expense is as follows:

Fiscal year ending June 30:	Amount
2009	$10,925
2010	13,878
2011	10,587
2012	10,299
2013	9,218
Thereafter	44,461
Total	$99,368

Note 7 – Earnings Per Share.

Basic earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the three months ended September 30, 2008 and 2007.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and employee stock purchase plan shares using the “treasury stock” method over the same measurement period and contingent shares associated with our acquisitions.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30
	2008	2007

Net income	$35,160	$34,444

Weighted average outstanding shares of common stock	42,935	42,288
Dilutive effect of employee stock options, employee stock purchase plan shares, and contingent shares	150	2,608

Common stock and stock equivalents	43,085	44,896

Earnings per share:
Net income-Basic	$0.82	$0.81
Net income-Diluted	$0.82	$0.77

Note 8 – Investment in Affiliates.

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

Capital contributions to PCIC are required when approved by a majority of its stockholders.  In July 2007, the Shareholders of PCIC approved a requirement for an additional capital contribution.  As a result, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit provided to PCIC by $2.6 million in lieu of a higher cash capital contribution.  From the time PCIC was organized through September 30, 2008, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through issuance of letters of credit totaling $10.6 million. Our ownership interest in PCIC as of September 30, 2008 and 2007 was 36.43 percent.

Management believes that the company’s maximum financial statement exposure regarding its investment in PCIC as of September 30, 2008 is limited to the carrying value of the company’s investment in PCIC of $8.5 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $19.1 million.

The company acquired a 20 percent investment in Fifth Quadrant Actuaries & Consultants (Pty) Ltd (Fifth Quadrant) in June 2008. Fifth Quadrant is an independent South African firm of actuaries and employee benefits consultants established in 1998. Its core business is to provide independent, high quality advice to institutional clients, which include retirement funds, medical schemes, charitable trusts and corporate and public sector clients. The company has a $3.7 million investment in Fifth Quadrant as of September 30, 2008.

The company opened a partnership with the Knowledge and Human Development Authority in Dubai in January 2008. The partnership is aimed at supporting public and private sector organizations across the Gulf in their pursuit for reaching international standards of excellence in human capital strategies and programs. As of September 30, 2008, the company has a $1.8 million investment in Dubai.

The company applies the equity method of accounting for all of its investment in affiliates.

Note 9 – Comprehensive (Loss)/Income.

Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss.  For the three months ended September 30, 2008, comprehensive loss totaled $54.2 million, compared with comprehensive income of $55.3 million for the three months ended September 30, 2007.

Note 10 – Restricted Shares.

In conjunction with our WWLLP business combination on July 31, 2005, we issued 9,090,571 Class A common shares, 4,749,797 of which were subject to contractual transfer restrictions.  Transfer restrictions expired on 2,339,761 of these shares on July 31, 2006 and expired on the remaining 2,410,036 shares on July 31, 2007.  The contingencies associated with the payment of an additional 1,950,000 Class A shares were met and the contingent shares were issued to the former partners of WWLLP on April 15, 2008.

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

Note 11 – Commitments and Contingent Liabilities.

The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Letters of Credit.  At September 30, 2008, the company has letters of credit totaling $10.6 million under our existing credit facility to guarantee payment to beneficiaries in the event that the company fails to meet its financial obligations to these beneficiaries.  These letters of credit will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.

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

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Management believes, based on currently available information including the existence of professional liability insurance, that the results of all pending claims against the company will not have a material adverse effect on the results of operations, financial position, or statement of cash flows but litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of such matters, we will not incur material costs.

Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company):  On July 23, 2004, we received a demand letter from Stroh’s counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth.  As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price.  On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million.  In January 2008, the Sixth Circuit Court of Appeals held that the entire claim is subject to arbitration.  Stroh has filed a demand for arbitration on April 16, 2008 and Watson Wyatt filed a response.  We anticipate arbitration hearings to be held in 2009.

Government Subpoenas and Investigations: We also have received subpoenas and requests for information in connection with the following government investigation:

Department of Labor Investigation: On November 17, 2006, Watson Wyatt Investment Consulting Inc. (“WWIC”) received a subpoena from the United States Department of Labor (“DOL”) in connection with its investigation into the compensation of consultants and other investment advisers.  WWIC has responded to the subpoena and continues to cooperate with the DOL.

Note 12 – Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The company adopted FAS 157 on July 1, 2008 and determined that the adoption of FAS 157 does not have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The company adopted this standard on July 1, 2007.

In February 2007, the FASB published Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 allows entities to choose to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, “Fair Value Measurements”. The company adopted FAS 159 on July 1, 2008 and did not choose to elect the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which is a revision of FAS 141, “Business Combinations”.  FAS 141(R) changes the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We will be required to comply with the provisions of FAS 141(R) for acquisitions that occur on or after July 1, 2009. The Statement would apply prospectively to any future business combinations and therefore the impact would be determined when a business combination occurs.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited.  The effects of  FSP 142-3 will depend on future acquisitions of intangible assets.

Note 13 – Income Taxes.

At September 30, 2008, the gross liability for income taxes associated with uncertain tax positions, determined in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FAS 109”),  was $10.2 million.  This liability can be reduced by $1.9 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes.  The net difference of $8.3 million, if recognized, would have an $8.0 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.3 million.

Interest and penalties related to income tax liabilities are included in income tax expense.  At September 30, 2008 the company had accrued interest of $1.8 million and penalties of $0.3 million, totaling $2.1 million.

During the three months ended September 30, 2008, the gross tax liability for uncertain tax positions decreased by $1.1 million during the year.  Of the total decrease, $0.9 million related to a deferred tax item which did not impact the company’s effective tax rate and the remaining $0.2 million resulted in a tax benefit in the current period.

The company believes it is reasonably possible that there will be a $2.1 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Investment Consulting, and Insurance and Financial Services, operating from 106 offices in 32 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employed approximately 7,670 and 7,510 associates as of September 30, 2008 and June 30, 2008 respectively, in the following practice areas:

	September 30,	June 30,
	2008	2008
Benefits Group	3,340	3,290
Technology and Administration Solutions Group	875	850
Human Capital Group	930	900
Investment Consulting Group	555	500
Insurance & Financial Services Group	415	420
Other (incl. Communication)	455	450
Business Services (incl. Corporate and field support)	1,100	1,100
Total	7,670	7,510

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

In the short term, our revenues are driven by many factors including the continuing regulatory compliance requirements of our clients, the general state of the global economy and the resulting level of discretionary spending, the ability of our consultants to attract new clients or provide additional services to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices.  In the long term, we expect that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique business combination of benefits and human capital consulting as well as strategic technology solutions.

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group - The Benefits Group, accounting for 56 percent of our total first quarter fiscal year 2009 revenues, is the foundation of our business.  Retirement, the core of our Benefits Group business, lags reduction in discretionary spending compared to our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, leverage from other practices, increased global demand and increased market share.   Services provided through the Benefits Group include the following:

•                  Design and management of benefit programs

•                  Actuarial services including development of funding and risk management strategies

•                  Expatriate and international human resource strategies

•                  Mergers and acquisitions

•                  Strategic workforce planning

•                  Compliance and governance

Human Capital Group - The Human Capital Group (HCG), accounting for 12 percent of our total first quarter fiscal year 2009 revenues, generally encompasses short-term projects, although the percentage of recurring projects has grown in the U.S. as a result of new regulations in the legal and accounting field.  As a result, sensitivity of this segment to cyclical economic fluctuations may diminish.  Services provided through HCG include the following:

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

•                  Organization effectiveness consulting, including talent management

•                  Strategies for attracting, retaining and motivating employees

•                  Data Services

Technology and Administration Solutions Group - The Technology and Administration Solutions Group (TAS), accounting for 11 percent of our total first quarter fiscal year 2009 revenues, provides information technology services to our clients.  Revenue for TAS is relatively stable, compared to what it had historically experienced in an economic downturn, because of its long term contracts associated with the administration business.  Income in this segment is slightly greater in the first half of the fiscal year because of the timing of the typical enrollment season for benefits.  Services provided through the TAS Group include the following:

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

•                  Administration outsourcing solutions for health and welfare and pension benefits

•                  Call center strategy, design and tools

•                  Strategic human resources technology and service delivery consulting

•                  Targeted online compensation and benefits statements, content management and call center case management solutions

•                  Integrated talent management suite

Investment Consulting Group - The Investment Consulting Group accounts for 10 percent of our total first quarter fiscal year 2009 revenues.  This business, although relationship based, can be affected by an increasingly complex investment landscape as well as by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.  Services provided through our Investment Consulting Group include the following:

•                  Investment consulting services to pension plans and other institutional funds

•                  Input on governance and regulatory issues

•                  Analysis of asset allocation and investment strategies

•                  Investment structure analysis, selection and evaluation of managers and performance monitoring

•                  Implementation/fiduciary services for defined benefit and defined contribution investment programs via our Advanced Investment Solutions (AIS) services

Insurance & Financial Services Group - The Insurance & Financial Services Group (I&FS) accounts for 7 percent of our total first quarter fiscal year 2009 revenues. This business is largely a project-based business and therefore could be cyclical.  Services provided through I&FS include the following:

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

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2009 (September 30, 2008) and as of the end of fiscal year 2008 (June 30, 2008), Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2008 and 2007, Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2008 and 2007 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three month period ended September 30, 2008.

We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed.  No single client accounted for more than 2 percent of our consolidated revenue for any of the most recent three fiscal years.

For the quarter ended September 30, 2008 and fiscal years ended June 30, 2008 and 2007, the company’s top six markets based on percentage of consolidated revenue were as follows:

	Fiscal Year
Geographic Region	2009	2008	2007

United States	43%	41%	44%
United Kingdom	32	32	31
Germany	4	5	1
Canada	4	4	4
Netherlands	3	4	1
Greater China	2	2	2

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  For the most recent three fiscal years, approximately 50 to 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.  For the first quarter of fiscal year 2009, approximately 50 percent of professional and subcontracted services represent these reimbursable services.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involves making difficult, subjective or complex accounting estimates that could have a material affect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption and different estimates that we could have used or changes in the estimate that are reasonably likely to occur may have a material impact on our financial statements and results of operations.

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

Income Taxes

The company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). Reserves for income tax-related uncertainties are based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

Pension Assumptions

We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that cover approximately 85% of our liability.  Under our plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service.  Beginning January 2008, we made changes to our plan in the U.K. related to years of service used in calculating benefits for associates.  Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date.  The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code.  The non-qualified plan has no assets and therefore is an unfunded arrangement.  The benefit liability is reflected on the balance sheet.  The measurement date for each of the plans is June 30.

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

The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Change in Assumption	Effect on FY2009 Pre-Tax Pension Expense

25 basis point decrease in discount rate	+$3.3 million
25 basis point increase in discount rate	-$3.1 million
25 basis point decrease in expected return on assets	+$1.4 million
25 basis point increase in expected return on assets	-$1.4 million

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

United Kingdom

The following assumptions were used in the valuation of our U.K. plan at June 30, 2008, 2007 and 2006:

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

The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Change in Assumption	Effect on FY2009 Pre-Tax Pension Expense

25 basis point decrease in discount rate	+$1.3 million
25 basis point increase in discount rate	-$ 1.2 million
25 basis point decrease in expected return on assets	+$ 0.5 million
25 basis point increase in expected return on assets	-$ 0.5 million

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

Results of Operations

The table below sets forth our historical Condensed Consolidated Statements of Operations data for continuing operations as a percentage of revenue for the periods indicated:

Condensed Consolidated Statements of Operations

	Three months ended September 30
	2008	2007	2008	2007

Revenue	$426,126	$401,687	100%	100%

Costs of providing services:
Salaries and employee benefits	235,879	219,363	55.4	54.6
Professional and subcontracted services	26,315	25,527	6.2	6.4
Occupancy, communications and other	49,997	43,925	11.7	10.9
General and administrative expenses	43,887	44,305	10.3	11.0
Depreciation and amortization	18,864	17,334	4.4	4.3
	374,942	350,454	88.0	87.2

Income from operations	51,184	51,233	12.0	12.8

Income from affiliates	1,695	925	0.4	0.2
Interest income	1,031	1,844	0.2	0.5
Interest expense	(569)	(2,258)	(0.1)	(0.5)
Other non-operating income	(19)	89	—	—

Income from operations before taxes	53,322	51,833	12.5	13.0

Provision for income taxes	18,162	17,389	4.2	4.3

Net Income	$35,160	$34,444	8.3%	8.6%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenue

Revenues for the first quarter of fiscal year 2009 were $426.1 million, an increase of $24.4 million, or 6 percent, from $401.7 million in the first quarter of fiscal year 2008.

The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.8885 for the first quarter of fiscal year 2009 from 2.0262 for the first quarter of fiscal year 2008, and the average exchange rate used to translate our revenues earned in Euros increased to 1.5006 for the first quarter of fiscal year 2009 from 1.3775 for the first quarter of fiscal 2008.  The net impact of the depreciation of the British pound and the appreciation of the Euro resulted in a $5 million decrease in revenues in the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in a $1 million increase in revenues in the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008. Excluding the changes in foreign currency exchange rates, total company revenues increased 7 percent in the first quarter of fiscal year 2009.

The increases in our segment revenue for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008 are as follows (constant currency referenced throughout the MD&A is calculated by translating prior year revenues at the current year average exchange rate):

•                  Benefits increased revenues $11.3 million, or 5 percent, over the first quarter of fiscal year 2008 due to increased demand for our services, particularly in North America.  On a constant currency basis, Benefits revenues increased 6 percent over the first quarter of fiscal year 2008.

•                  Technology and Administration Solutions increased revenues $7.4 million, or 18 percent, over the first quarter of fiscal year 2008 due to increases in both North America and Europe.  In both geographic regions, the revenue increase resulted from new clients as well as additional work for some existing clients.  In North America, revenue is not recognized during project implementation. The company begins recognizing revenue after projects go into service delivery. At September 30, 2008, the company had 164 projects in on-going service delivery and 59 projects in implementation.  At September 30, 2007, the company had 95 projects in on-going service delivery and 72 projects in implementation.  On a constant currency basis, Technology and Administration Solutions revenues increased 21 percent over the first quarter of fiscal year 2008.

•                  Human Capital Group increased revenues $6.8 million, or 16 percent, over the first quarter of fiscal year 2008, primarily due to increased demand in all geographic regions.  On a constant currency basis, Human Capital Group revenues increased 15 percent over the first quarter of fiscal year 2008.

•                  Investment Consulting increased revenues $2.2 million, or 5 percent, over the first quarter of fiscal year 2008, primarily as a result of increased demand for our investment strategy advice. On a constant currency basis, Investment Consulting revenues increased 10 percent over the first quarter of fiscal year 2008.

•                  Insurance and Financial Services decreased revenues $0.2 million, or 1 percent, over the first quarter of fiscal year 2008.  On a constant currency basis, Insurance and Financial Services revenues increased 2 percent over the first quarter of fiscal year 2008.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the first quarter of fiscal year 2009 were $235.9 million compared to $219.4 million for the first quarter of fiscal year 2008, an increase of $16.5 million or 8 percent. The increase, including the impact of foreign exchange, is mainly due to salary increases of $10.2 million, increased pension, benefits and bonus expense of $4.1 million. These increases were primarily attributable to a 7 percent increase in headcount since the end of the first quarter of fiscal year 2008. As a percentage of revenue, salaries and employee benefits increased to 55.4 percent from 54.6 percent. On a constant currency basis, salaries and employee benefits increased 11 percent.

Professional and Subcontracted Services.

Professional and subcontracted services expense for the first quarter of fiscal year 2009 were $26.3 million compared to $25.5 million for the first quarter of fiscal year 2008, an increase of $0.8 million or 3 percent. The increase is mainly due to higher reimbursable expenses incurred on behalf of clients. As a percentage of revenue, professional and subcontracted services decreased to 6.2 percent from 6.4 percent.  On a constant currency basis, professional and subcontracted services increased 4 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the first quarter of fiscal year 2009 were $50.0 million compared to $43.9 million for the first quarter of fiscal year 2008, an increase of $6.1 million or 14 percent.  The increase is mainly due to general office expenses such as professional development costs, repairs and maintenance, travel and business taxes as well as a $3.1 million foreign exchange loss on interest from intercompany loans.  As a percentage of revenue, occupancy, communications and other increased to 11.7 percent from 10.9 percent. On a constant currency basis, occupancy, communications and other increased 17 percent.

General and Administrative Expenses.

General and administrative expenses for the first quarter of fiscal year 2009 were $43.9 million compared to $44.3 million for the first quarter of fiscal year 2008, a decrease of $0.4 million or 1 percent.  As a percentage of revenue, general and administrative expenses decreased to 10.3 percent from 11.0 percent. On a constant currency basis, general and administrative expenses increased 2 percent.

Depreciation and Amortization.

Depreciation and amortization for the first quarter of fiscal year 2009 was $18.9 million compared to $17.3 million for the first quarter of fiscal year 2008, an increase of $1.6 million or 9 percent. The increase is primarily attributable to increases in amortization of intangible assets and of internally developed software used to support our Technology and Administration Solutions Group. As a percentage of revenue, depreciation and amortization increased to 4.4 percent from 4.3 percent.  On a constant currency basis, depreciation and amortization increased 12 percent.

Income From Affiliates.

Income from affiliates for the first quarter of fiscal year 2009 was $1.7 million compared to $0.9 million for the first quarter of fiscal year 2008, an increase of $0.8 million.  These amounts reflect our portion of PCIC’s, Fifth Quadrant’s and Dubai’s operating results for the first quarter of fiscal year 2009 while the first quarter fiscal year 2008 only included PCIC’s operating results.

Interest Expense.

Interest expense for the first quarter of fiscal year 2009 was $0.6 million compared to $2.3 million for the first quarter of fiscal year 2008.  The decrease in the current period reflects a lower average debt balance.

Interest Income.

Interest income for the first quarter of fiscal year 2009 was $1.0 million compared to $1.8 million for the first quarter of fiscal year 2008. The decrease is mainly due to a lower average cash balance in the current period compared to the prior period.

Provision for Income Taxes.

Provision for income taxes for the first quarter of fiscal year 2009 was $18.2 million compared to $17.4 million for the first quarter of fiscal year 2008. Our effective tax rate was 34.06 percent for the first quarter of fiscal year 2009 and 33.6 percent for the first three months of fiscal year 2008.  The tax rate increase is due primarily to the geographic mix of income.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income.

Net income for the first quarter of fiscal year 2009 was $35.2 million compared to $34.4 million for the first quarter of fiscal year 2008.  As a percentage of revenue, income from continuing operations decreased to 8.3 percent from 8.6 percent.

Earnings Per Share.

Diluted earnings per share, income from continuing operations for the first quarter of fiscal year 2009 was $0.82, compared to $0.77 for the first quarter of fiscal year 2008.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2008 totaled $67.5 million compared to $124.6 million at June 30, 2008.  The decrease in cash from June 30, 2008 to September 30, 2008 was principally attributable to payment during the first quarter of fiscal year 2009 of previously accrued discretionary compensation of $166 million, payment of $14.3 million in corporate taxes, $10.0 million in capital expenditures and $3.2 million in dividends during the quarter.  These outflows of cash were funded by cash flow from current operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it has sufficient resources to fund operations beyond the next twelve months.

Our non U.S. operations are substantially self-sufficient for their working capital needs.  At September 30, 2008, $64.2 million of the total cash balance of $67.5 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Under the terms of the WWLLP Business Combination, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlement related to the former partners of WWLLP.  If the assets of the trust are not used by 2017, they will be returned to the company. As of September 30, 2008, we maintained $6.0 million of restricted cash related to this obligation. This restricted cash balance was included in Other Assets on our consolidated balance sheet.

Cash Used in Operating Activities.

Cash used in operating activities for the first quarter of fiscal year 2009 was $73.7 million compared to cash used in operating activities of $48.7 million for the first quarter of fiscal year 2008.  The difference is primarily attributable to payment for discretionary compensation during the quarter.

The allowance for doubtful accounts increased $1.9 million from June 30, 2008 to September 30, 2008. The number of days of accounts receivable and work in process outstanding was 73 at September 30, 2008, compared to 71 at June 30, 2008.

Cash Used in Investing Activities.

Cash used in investing activities for the first quarter of fiscal year 2009 was $16.0 million compared to $145.1 million used in investing activities for the first quarter of fiscal year 2008.  The difference can be primarily attributed to acquisition and contingent consideration payments of $130.5 million in the first quarter of fiscal year 2008.

Expenditures of capital funds were $10.0 million for the first quarter of fiscal year 2009.  Anticipated commitments of capital funds are estimated at $34.3 million for the remainder of fiscal year 2009. We expect cash from operations to adequately provide for these capital commitments.

Cash From Financing Activities.

Cash from financing activities for the first quarter of fiscal year 2009 was $29.7 million compared to cash from financing activities of $22.7 million for the first quarter of fiscal year 2008.  This change is primarily attributable to activity under our credit facility which included net borrowings of $105 million in the first quarter of fiscal year 2009 compared to net borrowings of $36.4 million in the first quarter of fiscal year 2008.  Additionally, during the first quarter of fiscal year 2009, the company repurchased $73.6 million of common stock compared to $14.1 million of stock repurchases during the same period in fiscal year 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of September 30, 2008
Contractual Cash Obligations (in thousands)	Total	Remaining 2009	2010 through 2011	2012 through 2013	Thereafter
Lease commitments	$334,525	$47,685	$108,297	$81,702	$96,841
Revolving Credit Facility	111,751	107,987	3,764	—	—
Total	$446,276	$155,672	$112,061	$81,702	$96,841

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Credit Agreement.  The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  Borrowings under this facility were $105.0 and $141.4 million as of September 30, 2008 and 2007, respectively.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements relating to our leverage ratio and fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with both covenants under the credit facility as of September 30, 2008. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support a required letter of credit.  As a result, $10.6 million of the facility was unavailable for operating needs as of September 30, 2008.  We are charged a fee for the outstanding letter of credit that also fluctuates based on our leverage ratio.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.0 million) to an Australian governmental agency as required by the local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

Pension Contributions.  Remaining contributions to our various pension plans for fiscal year 2009 are projected to be approximately $29.0 million.

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

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable.  Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $37.0 million IBNR liability recorded as of September 30, 2008.

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

Special Note Regarding Forward-looking Statements

This filing contains a number of  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 -  Retirement Benefits; Note 6 – Goodwill and Intangible Assets; Note 11 – Commitment and Contingent Liabilities; Note 13 – Income Taxes; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”.  You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to:

•                  our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;

•                  foreign currency exchange and interest rate fluctuations;

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

and other factors discussed under “Risk Factors” in the company’s 2008 Annual Report on Form 10-K filed with the SEC on August 15, 2008.  These statements are based on assumptions that may not come true.  All forward-looking disclosure is speculative by its nature.  The company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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

The foreign currency and translation exposure risks have been heightened, particularly in the financial services sector, as a result of the current economic crisis.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 11 “Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ending September 30, 2008.

ITEM 1A.  RISK FACTORS.

There are no material changes from risk factors as previously disclosed in our 2008 Annual Report on Form 10-K (File No. 001-16159) filed on August 15, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Issuer Purchases of Equity Securities

The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	336,603	$54.31	336,603
August 1, 2008 through August 31, 2008	326,344	57.92	326,344
September 1, 2008 through September 30, 2008	678,264	55.56	678,264
Total	1,341,211		1,341,211	545,041

On February 11, 2008, the company’s Board of Directors approved the repurchase of up to $100 million of the company’s Class A Common Stock.  The remaining number of shares that may be purchased under this plan is approximately 77,018 shares, estimated by using the market closing price on September 30, 2008 of $49.73 per share.

During the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A Common Stock.  The maximum number of shares remaining to be repurchased under this plan is 468,023.

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

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		November 7, 2008
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Roger F. Millay		November 7, 2008
Name:	Roger F. Millay	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		November 7, 2008
Name:	Peter L. Childs	Date
Title:	Controller