Form 10-Q
period 2008-12-31
Watson Wyatt Worldwide, Inc.
filed 2009-02-06
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2009.

Class	Outstanding at January 31, 2009
Class A Common Stock, $.01 par value per share	42,594,415 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three and Six Months Ended December 31, 2008

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007

Revenue	$436,389	$447,032	$862,515	$848,719

Costs of providing services:
Salaries and employee benefits	246,648	249,073	482,527	468,436
Professional and subcontracted services	25,564	29,293	51,879	54,820
Occupancy, communications and other	46,316	49,307	96,313	93,232
General and administrative expenses	43,206	41,791	87,093	86,096
Depreciation and amortization	18,870	17,626	37,734	34,960
	380,604	387,090	755,546	737,544

Income from operations	55,785	59,942	106,969	111,175

Income (Loss) from affiliates	1,070	(1,499)	2,765	(574)
Interest expense	(1,059)	(1,969)	(1,628)	(4,227)
Interest income	322	927	1,353	2,771
Other non-operating income	1,699	186	1,680	275

Income before income taxes	57,817	57,587	111,139	109,420

Provision for income taxes	18,266	20,806	36,428	38,195

Net income	$39,551	$36,781	$74,711	$71,225

Earnings per share:
Net income - Basic	$0.93	$0.87	$1.75	$1.68
Net income - Diluted	$0.93	$0.82	$1.75	$1.60

Weighted average shares of common stock, basic (000)	42,571	42,338	42,753	42,313
Weighted average shares of common stock, diluted (000)	42,616	44,649	42,804	44,652

See accompanying notes to the
condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share Data)

(Unaudited)

	December 31,	June 30,
	2008	2008
Assets
Cash and cash equivalents	$73,878	$124,632
Receivables from clients:
Billed, net of allowances of $8,965 and $8,544	231,660	239,593
Unbilled, at estimated net realizable value	114,368	126,163
	346,028	365,756
Deferred income taxes	19,324	18,576
Other current assets	59,845	48,523
Total current assets	499,075	557,487
Investment in affiliates	17,430	8,526
Fixed assets, net	176,347	184,684
Deferred income taxes	71,768	72,572
Goodwill	504,164	634,176
Intangible assets, net	175,742	236,767
Other assets	13,688	21,764

Total Assets	$1,458,214	$1,715,976

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$275,236	$381,784
Income taxes payable and deferred	3,251	3,462
Total current liabilities	278,487	385,246

Revolving credit facility	60,641	—
Accrued retirement benefits	201,669	209,168
Deferred rent and accrued lease losses	29,298	29,239
Deferred income taxes and other long term tax liabilities	11,714	13,430
Other noncurrent liabilities	74,273	94,498

Total Liabilities	656,082	731,581

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value: 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock - $.01 par value: 99,000,000 shares authorized; 43,813,451 and 43,813,451 issued and 42,584,049 and 43,578,268 outstanding	438	438
Additional paid-in capital	453,630	456,681
Treasury stock, at cost - 1,229,402 and 235,183 shares	(67,290)	(13,222)
Retained earnings	543,283	474,961
Accumulated other comprehensive (loss)/income	(127,929)	65,537
Total Stockholders’ Equity	802,132	984,395

Total Liabilities and Stockholders’ Equity	$1,458,214	$1,715,976

See accompanying notes to the
condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Six months ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$74,711	$71,225
Adjustments to reconcile net income to net cash (used in)/from operating activities:
Provision for doubtful receivables from clients	3,481	7,706
Depreciation	30,329	26,948
Amortization of intangible assets	7,405	8,012
Provision for (benefit from) deferred income taxes	56	2,024
(Income)/loss from affiliates	(2,765)	574
Other, net	2,485	1,379
Changes in operating assets and liabilities, net of business acquisitions
Receivables from clients	16,247	(29,215)
Other current assets	(11,322)	(13,921)
Other assets	4,831	727
Accounts payable and accrued liabilities	(92,291)	(26,682)
Income taxes payable	214	1,431
Accrued retirement benefits	(7,500)	4,308
Deferred rent and accrued lease losses	59	(2,320)
Other noncurrent liabilities	(22,238)	(3,924)
Cash flows from operating activities:	3,702	48,272
Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	(518)	(134,748)
Purchases of fixed assets	(19,045)	(12,844)
Capitalized software costs	(10,322)	(12,256)
Investment in affiliates	(2,041)	(1,914)
Distribution from affiliates	118	—
Contingent proceeds from divestitures	1,680	275
Cash flows used in investing activities:	(30,128)	(161,487)
Cash flows used in financing activities
Borrowings under Credit Facility	60,641	2,000
Dividends paid	(6,389)	(6,360)
Repurchases of common stock	(77,442)	(28,282)
Issuances of common stock and excess tax benefit	3,439	7,504
Cash flows used in financing activities	(19,751)	(25,138)
Effect of exchange rates on cash	(4,577)	(6,250)
Decrease in cash and cash equivalents	(50,754)	(144,603)
Cash and cash equivalents at beginning of period	124,632	248,186
Cash and cash equivalents at end of period	$73,878	$103,583
Supplemental disclosures:
Cash paid for interest	$1,650	$4,227
Cash paid for income taxes, net of refunds	$31,411	$33,808

See accompanying notes to the
condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars, Except Share Data)

(Unaudited)

	Class A Common Stock Outstanding	Class A	Additional	Treasury		Accumulated Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Income/(loss)	Total

Balance at June 30, 2008	43,578	$438	$456,681	$(13,222)	$474,961	$65,537	$984,395
Comprehensive loss:
Net income	—	—	—	—	74,711	—	74,711
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(193,466)	(193,466)
Total comprehensive loss							(118,755)
Cash dividends declared	—	—	—	—	(6,389)	—	(6,389)
Repurchases of common stock	(1,418)	—	—	(77,442)	—	—	(77,442)
Issuances of common stock and excess tax benefit	424	—	(3,051)	23,374	—	—	20,323

Balance at December 31, 2008	42,584	$438	$453,630	$(67,290)	$543,283	$(127,929)	$802,132

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

Our fiscal year 2009 began July 1, 2008 and ends June 30, 2009.

The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2009.  The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.

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

Acquisitions that we have completed include the following:

Dr. Dr. Heissmann GmbH

On July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH (“Heissmann”) for approximately $136 million (€99 million) in cash plus approximately $1.4 million in transaction costs.  Heissmann was an actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France.  As of July 20, 2007, Heissmann employed approximately 360 associates. The financial results of Heissmann have been consolidated into the company’s financial statements since the date of acquisition.

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

Note 3 – Segment Information.

We have five reportable operating segments or practice areas as follows:

(1)	Benefits Group

(2)	Human Capital Group

(3)	Technology and Administration Solutions Group

(4)	Investment Consulting Group

(5)	Insurance & Financial Services Group

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended December 31, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$239,984	$51,454	$50,992	$37,492	$34,486	$414,408
Net operating income	71,606	10,110	14,419	8,411	10,065	114,611
Receivables	233,279	44,426	22,180	24,301	32,758	356,944

The table below presents specified information about reported segments as of and for the three months ended December 31, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$244,096	$53,450	$49,570	$42,362	$30,331	$419,809
Net operating income	63,883	12,538	16,431	14,613	(296)	107,169
Receivables	254,893	51,140	22,557	27,881	30,301	386,772

The table below presents specified information about reported segments as of and for the six months ended December 31, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$477,797	$101,056	$98,902	$79,599	$62,293	$819,647
Net operating income	134,796	16,952	27,279	20,930	10,899	210,856
Receivables	233,279	44,426	22,180	24,301	32,758	356,944

The table below presents specified information about reported segments as of and for the six months ended December 31, 2007:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$470,665	$96,164	$90,047	$82,306	$58,332	$797,514
Net operating income	120,933	18,125	24,810	28,734	1,154	193,756
Receivables	254,893	51,140	22,557	27,881	30,301	386,772

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and six month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Revenue:
Total segment revenue	$414,408	$419,809	$819,647	$797,514
Reimbursable expenses and other not included in total segment revenue	11,153	15,687	20,394	28,246
All other segments	10,828	11,536	22,474	22,959
Consolidated fees	$436,389	$447,032	$862,515	$848,719

Net Operating Income:
Total segment net operating income	$114,611	$107,169	$210,856	$193,756
Income from affiliates	1,070	(1,499)	2,765	(574)
Differences in allocation methods(1)	(3,486)	(3,120)	(6,446)	(3,585)
Discretionary compensation	(56,415)	(52,490)	(98,673)	(93,880)
All other segments	1,323	3,171	4,653	6,611
Other, net	714	4,356	(2,016)	7,092
Consolidated pretax income	$57,817	$57,587	$111,139	$109,420

Receivables:
Total segment receivables - billed and unbilled(2)	$356,945	$386,772	$356,945	$386,772
All other segments	6,733	6,672	6,733	6,672
Net valuation differences	(17,650)	(16,142)	(17,650)	(16,142)
Total billed and unbilled receivables	346,028	377,302	346,028	377,302
Assets not reported by segment (3)	1,112,186	1,332,504	1,112,186	1,332,504
Consolidated assets	$1,458,214	$1,709,806	$1,458,214	$1,709,806

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

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $680 million and $844 million, as of December 31, 2008 and 2007, respectively.

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

SBI Program  – The Performance Share Bonus Incentive Program (the “SBI Program”), as approved by the company’s Board of Directors pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees, is a long-term stock bonus arrangement for senior executives of the company and its affiliates. The SBI program is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees.  Grants of deferred stock units are based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the quarter end prior to grant.  Participants may vest between zero and 170% of the target number of deferred stock units or between zero and 100% based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period.  The financial and strategic performance metrics are established at the beginning of each performance period. For the performance periods covering fiscal years 2007 through 2009, 2008 through 2010, and 2009 through 2011, the vesting criteria are based upon growth specific metrics such as earnings per share, NOI and revenue. During the first quarter of fiscal year 2009, 44,061 shares were awarded to certain senior executive officers under the SBI 2006 plan, which represented vesting at 170% of the target number of deferred stock units.

Approximately $0.6 million of compensation expense was recorded relative to this plan during the second quarter of fiscal year 2009 compared to $0.6 million in the second quarter of fiscal year 2008.

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

Approximately $0.5 million of compensation expense was recorded relative to this plan during the first six months of fiscal year 2009 compared to $0.3 million in the first six months of fiscal year 2008.

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) enables employees to purchase shares of the company’s stock at a discount.  The Stock Purchase Plan is a non-compensatory plan under FAS 123(R).  As a result, no compensation expense was recognized during the first six months of fiscal years 2009 or 2008.

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America and the U.K. for the three and six month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008		2007
	North America	U.K.	North America	U.K.
Service Cost	$6,409	$1,851	$7,515	$2,750
Interest Cost	12,305	6,200	11,271	5,307
Expected Return on Plan Assets	(12,822)	(6,314)	(13,846)	(5,959)
Amortization of Transition Obligation	—	—	(17)	—
Amortization of Net Loss/(Gain)	2,222	(100)	1,678	(726)
Amortization of Prior Service Cost	(565)	13	(663)	4
Net Periodic Benefit Cost	$7,549	$1,650	$5,938	$1,376

	Six Months Ended December 31,
	2008		2007
	North America	U.K.	North America	U.K.
Service Cost	$13,569	$3,702	$14,882	$5,484
Interest Cost	24,371	12,400	22,392	10,581
Expected Return on Plan Assets	(25,648)	(12,628)	(27,629)	(11,882)
Amortization of Transition Obligation	—	—	(32)	—
Amortization of Net Loss/(Gain)	4,089	(200)	3,064	(1,447)
Amortization of Prior Service Cost	(1,129)	26	(1,297)	8
Net Periodic Benefit Cost	$15,252	$3,300	$11,380	$2,744

The fiscal year 2009 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2008 for the North America and U.K. plans:

	North America	U.K.
Discount rate	7.00%	6.50%

Expected long-term rate of return on assets	8.75%	6.46%

Rate of increase in compensation levels	4.09%	5.65%

Employer Contributions

The company made $700,000 in contributions to North American plans during the first six months of fiscal year 2009.  An additional pension contribution of $15 million was made in January 2009.  We anticipate that $15.6 million will be contributed by the company to the North American pension plans over the remainder of the fiscal year.

The company made $7.1 million in contributions to the U.K. plans during the first six months of fiscal year 2009 and anticipates making $5.9 million in contributions over the remainder of the fiscal year.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Service cost	$324	$385	$653	$770
Interest cost	687	681	1,411	1,363
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of net gain	(231)	(113)	(433)	(226)
Amortization of prior service cost	(166)	(166)	(332)	(332)
Net periodic benefit cost	$614	$787	$1,299	$1,575

Employer Contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $1.1 million and $900,000 in the three months ended December 31, 2008 and 2007, respectively and contributions of $2.1 million and $1.6 million in the six months ended December 31, 2008 and 2007, respectively.  We plan to make additional payments of approximately $3 million through the remainder of the fiscal year.

Note 6 – Goodwill and Intangible Assets.

Goodwill and intangible assets are largely denominated in the British pound and Euro and have declined in value in line with the strengthening of the US dollar.  The components of goodwill and intangible assets are outlined below for the six months ended December 31, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	All Other Segments	Total

Balance as of June 30, 2008	$397,721	$35,056	$61,709	$61,977	$76,499	$1,214	$634,176

Goodwill acquired	176	293	—	—	49	—	518

Translation adjustment and other	(72,969)	(7,755)	(15,249)	(14,690)	(19,867)	—	(130,530)

Balance as of December 31, 2008	$324,928	$27,594	$46,460	$47,287	$56,681	$1,214	$504,164

The following table reflects changes in the net carrying amount of the components of intangible assets for the six months ended December 31, 2008:

	Trademark & trade name	Customer related intangible	Core/developed technology	Non-compete agreements	Total
Balance as of June 30, 2008	$121,885	$101,592	$12,604	$686	$236,767
Intangible assets acquired during the period	—	—	—	—	—

Amortization expense	(101)	(4,723)	(2,313)	(268)	(7,405)

Translation adjustment	(32,552)	(18,979)	(2,010)	(79)	(53,620)

Balance as of December 31, 2008	$89,232	$77,890	$8,281	$339	$175,742

The following table reflects the carrying value of intangible assets at December 31, 2008 and June 30, 2008:

	December 31, 2008		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Trademark & trade name	$89,537	$305	$122,089	$204
Customer related intangibles	103,827	25,938	122,807	21,215
Core/developed technology	22,955	14,674	24,965	12,361
Non-compete	1,237	898	1,316	630
Total intangible assets	$217,556	$41,815	$271,177	$34,410

A component of the change in the gross carrying amount of intangible assets reflects translation adjustments between June 30, 2008 and December 31, 2008.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at December 31, 2008, was 8.8 years.  Estimated amortization expense for the remainder of fiscal year 2009 and subsequent fiscal years is as follows:

Fiscal year ending June 30:	Amount
2009	$6,443
2010	12,259
2011	9,550
2012	9,313
2013	8,229
Thereafter	40,331
Total	$86,125

Note 7 – Earnings Per Share.

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the three and six month periods ended December 31, 2008 and 2007.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of stock-based compensation plans and employee stock purchase plan shares using the “treasury stock” method over the same measurement period.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net income	$39,551	$36,781	$74,711	$71,225

Weighted average outstanding shares of common stock	42,571	42,338	42,753	42,313

Dilutive effect of stock-based compensation plans and employee stock purchase plan shares	45	2,311	51	2,339

Common stock and stock equivalents	42,616	44,649	42,804	44,652

Earnings per share:

Net income-Basic	$0.93	$0.87	$1.75	$1.68

Net income- Diluted	$0.93	$0.82	$1.75	$1.60

Note 8 – Investments in Affiliates.

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

Capital contributions to PCIC are required when approved by a majority of its stockholders.  In July 2007, the shareholders of PCIC approved a requirement for an additional capital contribution.  As a result, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit provided to PCIC by $2.6 million in lieu of a higher cash capital contribution.  From the time PCIC was organized through December 31, 2008, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through issuance of letters of credit totaling $10.6 million. Our ownership interest in PCIC as of December 31, 2008 and 2007 was 36.43 percent.

Management believes that the company’s maximum financial statement exposure regarding its investment in PCIC as of December 31, 2008 is limited to the carrying value of the company’s investment in PCIC of $9.5 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $20.1 million.

The company acquired a 20 percent investment in Fifth Quadrant Actuaries & Consultants (Pty) Ltd (Fifth Quadrant) in June 2008.  Fifth Quadrant is an independent South African firm of actuaries and employee benefits consultants established in 1998.  Its core business is to provide independent, high quality advice to institutional clients, which include retirement funds, medical schemes, charitable trusts and corporate and public sector clients.  The company has a $3.4 million investment in Fifth Quadrant as of December 31, 2008.

The company established a partnership with the Knowledge and Human Development Authority in Dubai in January 2008. The partnership is aimed at supporting public and private sector organizations across the Gulf in their pursuit for reaching international standards of excellence in human capital strategies and programs. As of December 31, 2008, the company has a $2.1 million investment in Dubai.

The company acquired a 20 percent investment in Gesellschaft fur Finanz-und Aktuarwissenschaften mbH, or IFA, in the second quarter of fiscal year 2009.  IFA is an insurance and financial services company based in Germany.  As of December 31, 2008, the company has a $2.4 million investment in IFA.

The company applies the equity method of accounting for all of its investments in affiliates.

Note 9 – Comprehensive (Loss)/Income.

Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss.  For the three months ended December 31, 2008, comprehensive loss totaled $64.6 million compared with comprehensive income of $24.0 million for the three months ended December 31, 2007.  For the six months ended December 31, 2008, comprehensive loss totaled $118.8 million, compared with comprehensive income of $79.2 million for the six months ended December 31, 2007.

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

In conjunction with our acquisition of WWN on February 1, 2007, we issued 252,285 Class A common shares which were subject to contractual transfer restrictions.  Transfer restrictions on 50% of these shares expired on February 1, 2008.  Transfer restrictions on the remaining shares expired on February 1, 2009.  The contingencies associated with the payment of an additional 218,089 Class A shares were met and the contingent shares were issued to the former partners of WWN on June 27, 2008. Sale of these shares, are also subject to contractual transfer restrictions that will expire on 50% of these shares on each of the first and second anniversaries of issuance of the shares.

Note 11 – Commitments and Contingent Liabilities.

The company has historically provided guarantees on an infrequent basis to third parties in the ordinary course of business.  The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.

Letters of Credit.  At December 31, 2008, the company has letters of credit totaling $10.6 million under our existing credit facility to guarantee payment to beneficiaries in the event that the company fails to meet its financial obligations to these beneficiaries.  These letters of credit will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $3.6 million) to an Australian governmental agency as required by local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that probability of future usage is remote.

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

In February 2007, the FASB published Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 allows entities to choose to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, “Fair Value Measurements”. The company adopted FAS 159 on July 1, 2008 and did not choose to elect the fair value option.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51” (“FAS 160”).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The company is currently evaluating the effects, if any, that FAS 160 may have on its financial statements.

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

Note 13 - Income Taxes.

At December 31, 2008, the gross liability for income taxes associated with uncertain tax positions, determined in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FAS 109”),  was $9.2 million.  This liability can be reduced by $0.9 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes.  The net difference of $8.3 million, if recognized, would have an $8.0 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.3 million.  The gross tax liability for uncertain tax positions decreased by $1.0 million and $1.8 million for the three month and six month periods ended December 31, 2008, respectively.

Interest and penalties related to income tax liabilities are included in income tax expense.  At December 31, 2008 the company had accrued interest of $1.8 million and penalties of $0.3 million, totaling $2.1 million.

The company believes it is reasonably possible that there will be a $1.9 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.

The company and its subsidiaries conduct business globally and are subject to income tax in the US and in many states and foreign jurisdictions.  The company is currently under examination in several tax jurisdictions.  A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

Open Tax Years (fiscal year ending)
United States - Federal	2005 and forward

United States - Various States	2003 and forward

Canada - Federal	2004 and forward

Germany	2003 and forward

United Kingdom	2005 and forward

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Human Capital Consulting, Technology and Administration Solutions, Investment Consulting, and Insurance and Financial Services operating from 106 offices in 32 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employed approximately 7,730 and 7,510 associates as of December 31, 2008 and June 30, 2008 respectively, in the following practice areas:

	December 31,	June 30,
	2008	2008
Benefits Group	3,360	3,290
Human Capital Group	920	900
Technology and Administration Solutions Group	890	850
Investment Consulting Group	560	500
Insurance & Financial Services Group	420	420
Other (incl. Communication)	460	450
Business Services (incl. Corporate and field support)	1,120	1,100
Total	7,730	7,510

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

In the short term, our revenues are driven by many factors including the continuing regulatory compliance requirements of our clients, changes in investment markets, the general state of the global economy and the resulting level of discretionary spending, the ability of our consultants to attract new clients or provide additional services to existing clients, and the impact of new regulations in the legal and accounting fields that most recently increased demand for our executive compensation and benefits practices.  In the long term, we expect that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique business combination of benefits and human capital consulting as well as strategic technology solutions.

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group - The Benefits Group, accounting for 55 percent of our total second quarter fiscal year 2009 revenues, is the foundation of our business.  Approximately 50 percent of those revenues originate from outside of the Unites States and are thus subject to translation exposure resulting from foreign exchange rate fluctuations.  Retirement, the core of our Benefits Group business, lags reduction in discretionary spending compared to our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, economic uncertainty leverage from other practices, increased global demand and increased market share.   Services provided through the Benefits Group include the following:

•                  Design and management of benefit programs

•        Actuarial services including development of funding and risk management strategies

•                  Expatriate and international human resource strategies

•                  Mergers and acquisitions

•                  Strategic workforce planning

•                  Compliance and governance

Human Capital Group - Our Human Capital Group (HCG), accounting for 12 percent of our total second quarter fiscal year 2009 revenues, generally encompasses short-term projects. Approximately 65 percent of those revenues originate from outside of the Unites States and are thus subject to translation exposure resulting from foreign exchange rate fluctuations.  Although the percentage of recurring projects has grown in the U.S. as a result of new regulations in the legal and accounting field, discretionary project work could be affected by the strength of the economy.  As a result, sensitivity of this segment to cyclical economic fluctuations may diminish.  Services provided through HCG include the following:

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

•                  Organization effectiveness consulting, including talent management

•                  Strategies for attracting, retaining and motivating employees

•                  Data services

Technology and Administration Solutions Group - Our Technology and Administration Solutions Group (TAS), accounting for 12 percent of our total second quarter fiscal year 2009 revenues, provides information technology services to our clients.  Revenue for TAS is relatively stable, compared to what it had historically experienced in an economic downturn, because of its long term contracts associated with the administration business.  However, TAS remains partially subject to the impact of the economy on discretionary spending.  Income in this segment is slightly greater in the first half of the fiscal year because of the timing of the typical enrollment season for benefits.  Approximately 40 percent of those revenues originate from outside of the Unites States and are thus subject to translation exposure resulting from foreign exchange rate fluctuations.  Services provided through the TAS Group include the following:

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

•                  Administration outsourcing solutions for health and welfare and pension benefits

•                  Call center strategy, design and tools

•                  Strategic human resource technology and service delivery consulting

•                  Targeted online compensation and benefits statements, content management and call center case management solutions

•                  Integrated talent management suite

Investment Consulting Group - Our Investment Consulting Group accounts for 9 percent of our total second quarter fiscal year 2009 revenues.  Approximately 85 percent of those revenues originate from outside of the Unites States and are thus subject to translation exposure resulting from foreign exchange rate fluctuations.  This business, although relationship based, can be affected by an increasingly complex investment landscape as well as by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.  Services provided through our Investment Consulting Group include the following:

•                  Investment consulting services to pension plans and other institutional funds

•                  Input on governance and regulatory issues

•                  Analysis of asset allocation and investment strategies

•                  Investment structure analysis, selection and evaluation of managers and performance monitoring

•                  Implementation/fiduciary services for defined benefit and defined contribution investment programs via our Advanced Investment Solutions (AIS) services

Insurance & Financial Services Group - Our Insurance & Financial Services Group (I&FS) accounts for 7 percent of our total second quarter fiscal year 2009 revenues. Approximately 95 percent of those revenues originate from outside of the Unites States and are thus subject to translation exposure resulting from foreign exchange rate fluctuations.  This business is largely a project-based business and therefore could be cyclical.  Services provided through I&FS include the following:

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

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2009 (December 31, 2008) and as of the end of fiscal year 2008 (June 30, 2008), Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2008 and 2007, Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2008 and 2007 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six month period ended December 31, 2008.

We derive the majority of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed.  No single client accounted for more than 1 percent of our consolidated revenue for any of the most recent three fiscal years.

For the six months ended December 31, 2008 and fiscal years ended June 30, 2008 and 2007, the company’s top six markets based on percentage of consolidated revenue were as follows:

	Six Months	Fiscal Year
Geographic Region	2009	2008	2007
United States	44%	41%	44%
United Kingdom	29	32	31
Germany	4	5	1
Canada	3	4	4
Netherlands	3	4	1
Greater China	3	2	2

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  For the most recent three fiscal years, approximately 50 to 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.  For the second quarter of fiscal year 2009, approximately 58 percent of professional and subcontracted services represent these reimbursable services.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in an estimate that are reasonably likely to occur, may have a material impact on our financial statements and results of operations.

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

Our non-recurring system projects are typically found in our Technology and Administration Solutions Group.  They tend to be projects that are longer in duration and subject to more changes in scope as the project progresses than projects undertaken in other segments. We evaluate at least quarterly, and more often as needed, project managers’ estimates-to-complete to assure that the projects’ current status is accounted for properly.  Our Technology and Administration Solutions Group contracts generally provide that if the client terminates a contract, the company is entitled to payment for services performed through termination.

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

Results of Operations

The table below sets forth our historical Condensed Consolidated Statements of Operations data as a percentage of change between periods indicated:

Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended December 31,			Six Months Ended December 31,
			%			%
	2008	2007	Change	2008	2007	Change
	(Unaudited)			(Unaudited)

Revenue	$436,389	$447,032	(2.4)%	$862,515	$848,719	1.6%

Costs of providing services:
Salaries and employee benefits	246,648	249,073	(1.0)	482,527	468,436	3.0
Professional and subcontracted services	25,564	29,293	(12.7)	51,879	54,820	(5.4)
Occupancy, communications and other	46,316	49,307	(6.1)	96,313	93,232	3.3
General and administrative expenses	43,206	41,791	3.4	87,093	86,096	1.2
Depreciation and amortization	18,870	17,626	7.1	37,734	34,960	7.9
	380,604	387,090	(1.7)	755,546	737,544	2.4

Income from operations	55,785	59,942	(6.9)	106,969	111,175	(3.8)

Income/(Loss) from affiliates	1,070	(1,499)	(171.4)	2,765	(574)	(581.7)
Interest expense	(1,059)	(1,969)	(46.2)	(1,628)	(4,227)	(61.5)
Interest income	322	927	(65.3)	1,353	2,771	(51.2)
Other non-operating income	1,699	186	813.4	1,680	275	510.9

Income before income taxes	57,817	57,587	0.4	111,139	109,420	1.6

Provision for income taxes	18,266	20,806	(12.2)	36,428	38,195	(4.6)

Net Income	$39,511	$36,781	7.4%	$74,711	$71,225	4.9%

Three and Six Months Ended December 31, 2008 Compared to the Three and Six Months Ended December 31, 2007

Revenue.

Revenues for the second quarter of fiscal year 2009 were $436.4 million, a decrease of $10.6 million, or 2 percent, from $447.0 million in the second quarter of fiscal year 2008.  The overall decrease in revenues is due to the strengthening of the U.S. dollar which causes foreign-based revenues to translate to fewer U.S. dollars.  On a constant currency basis, revenues increased 6 percent over the second quarter of fiscal year 2008.

The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.5969 for the second quarter of fiscal year 2009 from 2.0421 for the second quarter of fiscal year 2008, and the average exchange rate used to translate our revenues earned in Euros decreased to 1.3373 for the second quarter of fiscal year 2009 from 1.4493 for the second quarter of fiscal year 2008.  The depreciation of the British pound and the Euro resulted in a $34 million decrease in revenues in the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in a $5 million decrease in revenues in the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008.

The changes in our segment revenue for the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008 are as follows.  Constant currency is calculated by translating prior year revenues at the current year average exchange rate.

•                  Benefits decreased revenues $4.1 million, or 2 percent, over the second quarter of fiscal year 2008 due to the strengthening of the U.S. dollar.  On a constant currency basis, revenues increased $16.7 million, or 7 percent, over the second quarter of fiscal year 2008 due to increased demand for our services in all geographic regions, as plan sponsors evaluate the impact of current market conditions on the funded status of their plans.

•                  Technology and Administration Solutions increased revenues $1.4 million, or 3 percent, over the second quarter of fiscal year 2008, due to increases in both North America and Europe.  On a constant currency basis, Technology and Administration Solutions revenues increased 12 percent over the second quarter of fiscal year 2008.  In Europe, revenues increased due primarily to new clients.  In North America, revenues increased due to additional project work at existing clients as well as an increase in the number of clients that are now receiving on-going administrative services.

•                  Human Capital Group decreased revenues $2.0 million, or 4 percent, over the second quarter of fiscal year 2008 due to the strengthening of the U.S. dollar.  On a constant currency basis, revenues increased 1 percent over the second quarter of fiscal year 2008 due primarily to increases in demand in Latin America.

•                  Investment Consulting decreased revenues $4.9 million, or 11 percent, over the second quarter of fiscal year 2008 due to the strengthening of the U.S. dollar.  On a constant currency basis, revenues increased 5 percent over the second quarter of fiscal year 2008 due primarily to increased demand for investment strategy advice.

•                  Insurance and Financial Services increased revenues $4.2 million, or 14 percent, over the second quarter of fiscal year 2008.  On a constant currency basis, revenues increased 28 percent over the second quarter of fiscal year 2008 due primarily to a significant merger and acquisition project that occurred in the quarter ended December 31, 2008.

Revenues for the six months ended December 31, 2008 were $862.5 million, an increase of $13.8 million, or 2 percent, from $848.7 million in the six months ended December 31, 2007.

The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.7377 for the six months ended December 31, 2008 from 2.0325 for the six months ended December 31, 2007, and the average exchange rate used to translate our revenues earned in Euros increased to 1.4206 for the six months ended December 31, 2008 from 1.4116 for the second quarter of fiscal 2008.  The net impact of the depreciation of the British pound and the appreciation of Euro was a $37 million decrease in revenues in the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in a $4 million decrease in revenues in the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.

The changes in our segment revenue for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 are as follows.  Constant currency is calculated by translating prior year revenues at the current year average exchange rate.

•                  Benefits increased revenues $7.1 million, or 2 percent, over the six months ended December 31, 2007.  On a constant currency basis, revenues increased $28.5 million, or 6 percent, over the six months ended December 31, 2007 due to increased demand for our services.

•                  Technology and Administration Solutions increased revenues $8.9 million, or 10 percent, over the six months ended December 31, 2007, due to increases in both North America and Europe.  On a constant currency basis, Technology and Administration Solutions revenues increased 16 percent over the six months ended December 31, 2007.  In Europe, revenues increased due primarily to new clients.  In North America, revenues increased due to additional project work at existing clients as well as an increase in the number of clients that are now receiving on-going administrative services.

•                  Human Capital Group increased revenues $4.9 million, or 5 percent, over the six months ended December 31, 2007.  On a constant currency basis, revenues increased 6 percent over the six months ended December 31, 2007 due primarily to increases in demand.

•                  Investment Consulting decreased revenues $2.7 million, or 3 percent, over the six months ended December 31, 2007 due to the strengthening of the U.S. dollar.  On a constant currency basis, revenues increased 7 percent over the six months ended December 31, 2007 due primarily to increased demand for investment strategy advice.

•                  Insurance and Financial Services increased revenues $4.0 million, or 7 percent, over the six months ended December 31, 2007.  On a constant currency basis, revenues increased 15 percent over the six months ended December 31, 2007 due primarily to a significant merger and acquisition project that occurred in the quarter ended December 31, 2008.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the second quarter of fiscal year 2009 were $246.6 million compared to $249.0 million for the second quarter of fiscal year 2008, a decrease of $2.4 million or 1.0 percent. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds and the Euro.  The change in exchange rates has affected each expense category in similar fashion. On a constant currency basis, salaries and employee benefits increased 11 percent, principally due to increases in salary and discretionary compensation expense.  As a percentage of revenue, salaries and employee benefits increased to 56.5 percent from 55.7 percent.

Salaries and employee benefit expenses for the first six months of fiscal year 2009 were $482.5 million compared to $468.4 million for the first six months of fiscal year 2008, an increase of $14.1 million or 3.0 percent.  On a constant currency basis, salaries and employee benefits increased 11 percent, principally due to increases in salary, pension and discretionary compensation expenses.  As a percentage of revenue, salaries and employee benefits increased to 55.9 percent from 55.0 percent.

Professional and Subcontracted Services.

Professional and subcontracted services expenses for the second quarter of fiscal year 2009 were $25.6 million compared to $29.3 million for the second quarter of fiscal year 2008, a decrease of $3.7 million or 12.7 percent. On a constant currency basis, professional and subcontracted services increased 0.2 percent, principally due to an increase in reimbursable expenses incurred on behalf of clients. As a percentage of revenue, professional and subcontracted services decreased to 5.9 percent from 6.6 percent.

Professional and subcontracted services used in consulting operations for the first six months of fiscal year 2009 were $51.9 million, compared to $54.8 million for the first six months of fiscal year 2008, a decrease of $2.9 million or 5.4 percent.  On a constant currency basis, professional and subcontracted services increased 1 percent, principally due to an increase in reimbursable expenses incurred on behalf of clients.  As a percentage of revenue, professional and subcontracted services decreased to 6.0 percent from 6.4 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the second quarter of fiscal year 2009 were $46.3 million compared to $49.3 million for the second quarter of fiscal year 2008, a decrease of $3.0 million or 6.1 percent.  On a constant currency basis, occupancy, communications and other increased 4 percent, principally due to increases in general office expenses.  As a percentage of revenue, occupancy, communications and other decreased to 10.6 percent from 11.0 percent.

Occupancy, communications and other expenses for the first six months of fiscal year 2009 were $96.3 million compared to $93.2 million for the first six months of fiscal year 2008, an increase of $3.1 million or 3.3 percent.  On a constant currency basis, occupancy, communications and other increased 11 percent, principally due to increases in general office expenses.  As a percentage of revenue, occupancy, communications and other increased to 11.2 percent from 11.0 percent.

General and Administrative Expenses.

General and administrative expenses for the second quarter of fiscal year 2009 were $43.2 million, compared to $41.8 million for the second quarter of fiscal year 2008, an increase of $1.4 million or 3.4 percent. On a constant currency basis, general and administrative expenses increased 15 percent, principally due to increases in salary expense.  As a percentage of revenue, general and administrative expense increased to 9.9 percent from 9.3 percent.

General and administrative expenses for the first six months of fiscal year 2009 were $87.1 million, compared to $86.1 million for the first six months of fiscal year 2008, an increase of $1.0 million or 1.2 percent.  On a constant currency basis, general and administrative expenses increased 8 percent, principally due to increases in salary expense.  As a percentage of revenue, general and administrative expense remained at 10.1 percent for both periods.

Depreciation and Amortization.

Depreciation and amortization for the second quarter of fiscal year 2009 was $18.9 million, compared to $17.6 million for the second quarter of fiscal year 2008, an increase of $1.3 million or 7.4 percent.  On a constant currency basis, depreciation and amortization increased 17 percent, principally due to increases in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups.  As a percentage of revenue, depreciation and amortization increased to 4.3 percent from 3.9 percent.

Depreciation and amortization for the first six months of fiscal year 2009 was $37.7 million, compared to $35.0 million for the first six months of fiscal year 2008, an increase of $2.7 million or 7.7 percent.  On a constant currency basis, depreciation and amortization increased 15 percent, principally due to increases in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups.  As a percentage of revenue, depreciation and amortization increased to 4.4 percent from 4.1 percent.

Income (Loss) From Affiliates.

Income from affiliates for the second quarter of fiscal year 2009 was $1.1 million compared to a loss of $1.5 million for the second quarter of fiscal year 2008, an increase of $2.6 million.  These amounts reflect our portion of PCIC’s, Fifth Quadrant’s, Dubai’s and IFA’s operating results for the second quarter of fiscal year 2009 while the second quarter fiscal year 2008 only included PCIC’s operating results.

Income from affiliates for the first six months of fiscal year 2009 was $2.8 million compared to a loss of $0.6 million for the first six months of fiscal year 2008, an increase of $3.4 million.  These amounts reflect our portion of PCIC’s, Fifth Quadrant’s, Dubai’s and IFA’s operating results for the first six months of fiscal year 2009 while the first six months fiscal year 2008 only included PCIC’s operating results.

Interest Expense.

Interest expense for the second quarter of fiscal year 2009 was $1.1 million, compared to $2.0 million for the second quarter of fiscal year 2008.  Interest expense for the first six months of fiscal year 2009 was $1.6 million, compared to $4.2 million for the first six months of fiscal year 2008.  The decrease in both periods was due to a lower average debt balance and lower short-term interest rates.

Interest Income.

Interest income for the second quarter of fiscal year 2009 was $0.3 million, compared to $0.9 million for the second quarter of fiscal year 2008. Interest income for the first six months of fiscal year 2009 was $1.4 million, compared to $2.8 million for the first six months of fiscal year 2008.  The decrease is mainly due to a lower average cash balance in the current period compared to the prior period, combined with lower short-term interest rates in the United States and Europe.

Provision for Income Taxes.

Provision for income taxes for the first six months of fiscal year 2009 was $36.4 million, compared to $38.2 million for the first six months of fiscal year 2008. Our effective tax rate was 32.8 percent for the first six months of fiscal year 2009 and 34.9 percent for the first six months of fiscal year 2008.  The tax rate decrease is due to the geographic mix of income and the release of tax reserves.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent acquisitions.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income.

Net income for the second quarter of fiscal year 2009 was $39.6 million, compared to $36.8 million for the second quarter of fiscal year 2008.  As a percentage of revenue, net income increased to 9.1 percent from 8.2 percent. Net income for the first six months of fiscal year 2009 was $74.7 million, compared to $71.2 million for the first six months of fiscal year 2008.  As a percentage of revenue, income from operations increased to 8.7 percent from 8.4 percent.

Earnings Per Share.

Diluted earnings per share, income from operations for the second quarter of fiscal year 2009 was $0.93, compared to $0.82 for the second quarter of fiscal year 2008.  Diluted earnings per share, income from operations for the first six months of fiscal year 2009 was $1.75, compared to $1.60 for the first six months of fiscal year 2008.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2008 totaled $73.9 million, compared to $124.6 million at June 30, 2008.  The decrease in cash from June 30, 2008 to December 31, 2008 was principally attributable to the payment during the first quarter of fiscal year 2009 of $166 million of previously accrued discretionary compensation.  We also paid $31.4 million in corporate taxes, $19.0 million in capital expenditures and $6.4 million in dividends during the first six months of fiscal year 2009.  These outflows of cash were funded by cash from operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it has sufficient resources to fund operations beyond the next twelve months.

Our non-U.S. operations are substantially self-sufficient for their working capital needs.  At December 31, 2008, $59.2 million of the total cash balance of $73.9 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Under the terms of the WWLLP business combination, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlement related to the former partners of WWLLP.  If the assets of the trust are not used by 2017, they will be returned to the company. As of December 31, 2008, we maintained $5.0 million of restricted cash related to this obligation. This restricted cash balance was included in Other Assets on our consolidated balance sheet.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of December 31, 2008, at appreciated U.S. dollar rates compared to historical periods.  As a result, cash flows derived from changes in the Company’s consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Cash From Operating Activities.

Cash from operating activities for the first six months of fiscal year 2009 was $3.7 million, compared to cash from operating activities of $48.3 million for the first six months of fiscal year 2008.  The difference is primarily attributable to a decrease in billed and unbilled receivables primarily due to exchange rates, as well as to the relative size of accruals and payments associated with discretionary compensation in the periods presented.

The allowance for doubtful accounts increased $0.4 million from June 30, 2008 to December 31, 2008. The number of days of accounts receivable and work in process outstanding also benefited from exchange rates and this decreased to 69 at December 31, 2008 compared to 71 at June 30, 2008.

Cash Used in Investing Activities.

Cash used in investing activities for the first six months of fiscal year 2009 was $30.1 million, compared to $161.5 million used in investing activities for the first six months of fiscal year 2008.  The difference can be attributed to acquisition and contingent consideration payments of $134.7 million in the first six months of fiscal year 2008, which was primarily attributable to the Heissmann acquisition.

Expenditures of capital funds were $19.0 million for the first six months of fiscal year 2009.  Anticipated commitments of capital funds are estimated at $25.0 million for the remainder of fiscal year 2009. We expect cash from operations to adequately provide for these cash needs.

Cash Used in Financing Activities.

Cash used in financing activities for the first six months of fiscal year 2009 was $19.8 million, compared to cash used in financing activities of $25.1 million for the first six months of fiscal year 2008.  This change is primarily attributable to activity under our credit facility which included net borrowings of $60.6 million in the first six months of fiscal year 2009 compared to $2.0 million in the first six months of fiscal year 2008.  This is offset by the company repurchase of $77.4 million of common stock in the first six months of fiscal year 2009, compared to $28.3 million of common stock during the same period in fiscal year 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of December 31, 2008
Contractual Cash Obligations (in thousands)	Total	Remaining 2009	2010 through 2011	2012 through 2013	Thereafter
Lease commitments	$303,544	29,671	103,155	77,392	93,326
Revolving Credit Facility	62,351	61,084	1,267	—	—
Total	$365,895	90,755	104,422	77,392	93,326

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Credit Agreement.  The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  Borrowings under this facility were $60.6 million compared to $107.0 million as of December 31, 2007.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements relating to our leverage ratio and fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of December 31, 2008. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support a required letter of credit.  As a result, $10.6 million of the facility was unavailable for operating needs as of December 31, 2008.  We are also charged a fee for the outstanding letter of credit that also fluctuates based on our leverage ratio.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $3.6 million) to an Australian governmental agency as required by the local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

Pension Contributions.  Remaining contributions to our various pension plans for fiscal year 2009 are projected to be approximately $21.5 million.

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

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable.  Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $33.7 million IBNR liability recorded as of December 31, 2008.

Insurance market conditions for our industry and the company include heightened overall premium cost.  In addition, in 2005, PCIC raised the reinsurance attachment point from $15 million to $25 million. Trends toward higher self-insured retentions, constraints on aggregate excess coverage for this class of insurance coverage and financial difficulties which are presently faced by several longstanding E&O carriers are anticipated to continue or to recur periodically, and to be reflected in our future annual insurance renewals.  As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors. In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, as well as the hardening insurance market conditions in recent years, the firms that own PCIC, including the company, have increased PCIC’s capital in the past and we will continue to re-assess capital requirements on a regular basis.

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

Disclaimer Regarding Forward-looking Statements

This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 -  Retirement Benefits; Note 6 – Goodwill and Intangible Assets; Note 10 – Restricted Shares; Note 11 – Commitments and Contingent Liabilities; Note 13 – Income Taxes; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”.  You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to:

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

The foreign currency and translation exposure risks have been heightened as a result of the current global economic environment.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 11 “Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended December 31, 2008.

ITEM 1A.  RISK FACTORS.

There are no material changes from risk factors as previously disclosed in our 2008 Annual Report on Form 10-K (File No. 001-16159) filed on August 15, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Issuer Purchases of Equity Securities

The company periodically repurchases shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with the company’s benefit plans. The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 through October 31, 2008	77,082	$49.43	77,082
November 1, 2008 through November 30, 2008	—	—	—
December 1, 2008 through December 31, 2008	—	—	—
Total	77,082		77,082	468,023

During the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A Common Stock.  The maximum number of shares remaining to be repurchased under this plan is 468,023.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the ninth annual meeting of the stockholders of the Company, held on November 14, 2008, the following matters were submitted to a vote of stockholders: (1) the election of seven members of the Board of Directors; (2) the ratification of the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending June 30, 2009; and (3) the approval of the 2001 Deferred Stock Unit Plan For Selected Employees as Amended in order to satisfy Internal Revenue Code Section 162(m).

Proxies representing 36,651,770 shares were received (total shares outstanding as of the Record Date were 42,673,708) and the results of the meeting are as follows with respect to each matter submitted to a vote of stockholders.

Election of Directors

Seven nominees stood for election to serve a one-year term expiring at the 2009 Annual Meeting of Stockholders, or until his or her successor shall have been elected and qualified.

Of the proxies received, the votes were as follows:

Nominees for Directors

Term expiring at the annual meeting of stockholders in 2009:

	For	Against	Abstain
John J. Gabarro	36,379,021	254,531	18,216
John J. Haley	35,806,277	752,917	92,575
R. Michael McCullough	35,892,411	715,980	43,378
Brendan R. O’Neill	35,903,054	698,039	50,676
Linda D. Rabbitt	36,521,931	87,108	42,730
Gilbert T. Ray	36,493,889	142,344	15,537
John C. Wright	36,503,143	107,692	40,934

Ratification of the selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending June 30, 2009.

The Audit Committee selected Deloitte & Touche LLP to serve as the company’s independent registered public accounting firm for the fiscal year ending June 30, 2009.  Although ratification by the Company’s shareholders is not required under the company’s Bylaws or otherwise, the Board submitted the selection of Deloitte & Touche LLP to our stockholders for ratification because we value our stockholders’ views on the company’s independent registered public accounting firm - and as a matter of good corporate governance.

Of the proxies received, the votes were as follows:

For	Against	Abstain
36,471,368	145,342	35,059

Approval of amendments to the 2001 Deferred Stock Unit Plan For Selected Employees, as Amended in order to satisfy Internal Revenue Code Section 162(m).

On November 14, 2008, the stockholders approved the amendments to the 2001 Deferred Stock Unit Plan for Selected Employees (“DSU Plan”), permitting amounts awarded under arrangements granted or established prior to our 2013 stockholders’ meeting to qualify as performance-based compensation.

Our DSU Plan was established and approved by our stockholders in 2001. In 2006, stockholders approved an amendment to the DSU Plan to increase the maximum number of shares of common stock that may be issued under the DSU Plan to 2,700,000, subject to adjustment in the Compensation Committee’s discretion for stock splits, dividends and similar transactions as well as changes in capitalization of the Company.  The DSU Plan is intended to provide senior employees of the Company with additional incentives by permitting the Company to grant them common stock units in payment of all or a portion of annual or long-term bonus arrangements. Each stock unit represents the Company’s obligation to issue one share of common stock, either immediately or upon a deferred basis as established by the DSU Plan administrator.  The DSU Plan is administered by the Compensation Committee of the Board of Directors.

At the recommendation of the Compensation Committee, the Board amended the DSU Plan on July 25, 2008 to add provisions so that shares paid under it can qualify as performance-based compensation that is tax-deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  Under Section 162(m) of the Code, compensation above $1,000,000 that is paid within a fiscal year to our CEO and our three other most highly compensated executive officers (other than the CFO) is not deductible unless material terms of the plan under which the compensation is paid are approved by stockholders and the arrangement otherwise qualifies as performance-based compensation as defined under Section 162(m) regulations.  For purposes of Section 162(m), the material terms of a performance-based compensation plan include the employees eligible to receive compensation under the plan, a description of the business criteria on which the performance goal is based and the maximum amount of compensation that can be paid to any employee under the plan. The DSU Plan as amended is designed to provide for this type of performance-based compensation.

Of the proxies received, the votes were as follows:

For	Against	Abstain	Broker Non-Vote
28,700,161	531,106	1,385,115	6,035,388

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	2008 Long-Term Incentive Program for Selected Associates(1)

10.2	Amended 2001 Deferred Stock Unit Plan for Selected Employees(1)

10.3	Performance Share Bonus Incentive Program FY09(1)

21	Subsidiaries of Watson Wyatt Worldwide, Inc.(1)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)   Filed with this Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley	February 6, 2009
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Roger F. Millay	February 6, 2009
Name:	Roger F. Millay	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs	February 6, 2009
Name:	Peter L. Childs	Date
Title:	Controller