Form 10-Q
period 2009-03-31
Watson Wyatt Worldwide, Inc.
filed 2009-05-07
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2009.

Class	Outstanding at April 30, 2009
Class A Common Stock, $.01 par value per share	42,633,002 shares

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q

For the Three and Nine Months Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars, Except Per Share Data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008

Revenue	$416,994	$457,525	$1,279,509	$1,306,244

Costs of providing services:
Salaries and employee benefits	237,208	254,147	719,735	722,583
Professional and subcontracted services	23,835	20,334	75,714	75,154
Occupancy, communications and other	40,941	54,955	137,254	148,187
General and administrative expenses	45,689	45,390	132,782	131,486
Depreciation and amortization	17,531	18,265	55,265	53,225
	365,204	393,091	1,120,750	1,130,635

Income from operations	51,790	64,434	158,759	175,609

Income (loss) from affiliates	3,201	(29)	5,966	(603)
Interest expense	(553)	(1,353)	(2,181)	(5,580)
Interest income	294	1,585	1,647	4,356
Other non-operating income	1,786	179	3,466	454

Income before income taxes	56,518	64,816	167,657	174,236

Provision for income taxes	15,927	22,270	52,355	60,465

Net income	$40,591	$42,546	$115,302	$113,771

Earnings per share:
Net income - Basic	$0.95	$1.01	$2.70	$2.69
Net income - Diluted	$0.95	$0.96	$2.69	$2.56

Weighted average shares of common stock, basic (000)	42,609	42,064	42,705	42,230
Weighted average shares of common stock, diluted (000)	42,773	44,333	42,869	44,515

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars, Except Share Data)

(Unaudited)

	March 31,	June 30,
	2009	2008

Assets
Cash and cash equivalents	$118,292	$124,632
Receivables from clients:
Billed, net of allowances of $7,045 and $8,544	210,699	239,593
Unbilled, at estimated net realizable value	116,097	126,163
	326,796	365,756
Deferred income taxes	21,113	18,576
Other current assets	55,870	48,523
Total current assets	522,071	557,487

Investment in affiliates	20,488	8,526
Fixed assets, net	173,646	184,684
Deferred income taxes	62,589	72,572
Goodwill	490,618	634,176
Intangible assets, net	169,195	236,767
Other assets	14,972	21,764

Total Assets	$1,453,579	$1,715,976

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$307,028	$381,784
Income taxes payable and deferred	929	3,462
Total current liabilities	307,957	385,246
Revolving credit facility	40,223	—
Accrued retirement benefits	168,379	209,168
Deferred rent and accrued lease losses	28,769	29,239
Deferred income taxes and other long term tax liabilities	11,158	13,430
Other noncurrent liabilities	74,672	94,498

Total Liabilities	631,158	731,581

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - No par value:
1,000,000 shares authorized;
none issued and outstanding	—	—
Class A Common Stock - $.01 par value:
99,000,000 shares authorized;
43,813,451 and 43,813,451 issued and
42,621,505 and 43,578,268 outstanding	438	438
Additional paid-in capital	452,887	456,681
Treasury stock, at cost - 1,191,946 and 235,183 shares	(65,266)	(13,222)
Retained earnings	580,677	474,961
Accumulated other comprehensive (loss)/income	(146,315)	65,537
Total Stockholders’ Equity	822,421	984,395

Total Liabilities and Stockholders’ Equity	$1,453,579	$1,715,976

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Nine months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	115,302	$113,771
Adjustments to reconcile net income to net cash (used in)/from operating activities:
Provision for doubtful receivables from clients	4,113	11,295
Depreciation	44,598	40,943
Amortization of intangible assets	10,668	12,282
Provision for (benefit from) deferred income taxes	7,446	9,453
(Income)/loss from affiliates	(5,966)	603
Other, net	710	6,729
Changes in operating assets and liabilities, net of business acquisitions
Receivables from clients	34,847	(43,785)
Other current assets	(7,348)	(19,818)
Other assets	3,603	(3,689)
Accounts payable and accrued liabilities	(58,119)	27,242
Income taxes payable	(2,397)	(478)
Accrued retirement benefits	(40,789)	(8,118)
Deferred rent and accrued lease losses	(470)	(3,379)
Other noncurrent liabilities	(22,531)	(5,244)
Cash flows from operating activities:	83,667	137,807

Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	(518)	(134,934)
Purchases of fixed assets	(29,772)	(24,698)
Capitalized software costs	(14,503)	(16,903)
Investment in affiliates	(2,007)	(3,316)
Distribution from affiliates	227	—
Increase in restriced cash	—	(2,265)
Contingent proceeds from divestitures	3,466	454
Cash flows used in investing activities:	(43,107)	(181,662)

Cash flows used in financing activities:
Borrowings under credit facility	40,223	5,500
Dividends paid	(9,586)	(9,498)
Repurchases of common stock	(77,443)	(53,980)
Issuances of common stock and excess tax benefit	4,949	9,445
Cash flows used in financing activities:	(41,857)	(48,533)

Effect of exchange rates on cash	(5,043)	2,018

Decrease in cash and cash equivalents	(6,340)	(90,370)

Cash and cash equivalents at beginning of period	124,632	248,186

Cash and cash equivalents at end of period	$118,292	$157,816

Supplemental disclosures:
Cash paid for interest	$2,091	$5,498
Cash paid for income taxes, net of refunds	$46,889	$55,191

See accompanying notes to the

condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Thousands of U.S. Dollars, Except Share Data)

(Unaudited)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Income/(Loss)	Total

Balance at June 30, 2008	43,578	$438	$456,681	$(13,222)	$474,961	$65,537	$984,395
Comprehensive loss:
Net income	—	—	—	—	115,302	—	115,302
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(211,852)	(211,852)
Total comprehensive loss							(96,550)
Cash dividends declared	—	—	—	—	(9,586)	—	(9,586)
Repurchases of common stock	(1,418)	—	—	(77,443)	—	—	(77,443)
Issuances of common stock and excess tax benefit	461	—	(3,794)	25,399	—	—	21,605

Balance at March 31, 2009	42,621	$438	$452,887	$(65,266)	$580,677	$(146,315)	$822,421

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

Our fiscal year 2009 began July 1, 2008 and ends June 30, 2009.

The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2009.  The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Acquisitions that we have completed during the past two fiscal years include the following:

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

WisdomNet

On July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock, including the payoff of $0.5 million of debt.  WisdomNet was a Denver-based talent management software and consulting firm that was founded in 2001.  WisdomNet offered a proprietary line of business software products, including an end-to-end solution for managing organizations’ talent management processes.  The acquisition of WisdomNet strengthens our existing talent management business and provides strategic software that is being used to service our clients on an ongoing basis. As of the date of the acquisition, WisdomNet employed 15 associates. The company recorded $2.6 million of goodwill associated with this acquisition.

Marcu & Asociados S.A.

On June 16, 2008, the company acquired the outstanding stock of Marcu & Asociados S.A. (Marcu) for $2.8 million in cash.  Marcu is a human resource, risk and financial management consulting firm based in Buenos Aires, Argentina.  As of the date of acquisition, Marcu employed 37 associates and had annual revenue of approximately $2.5 million.  The financial results of Marcu are included in the company’s consolidated financial statements effective July 1, 2008. The company recorded $1.6 million of goodwill associated with this acquisition.

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

We have five reportable operating segments or practice areas as follows:

(1)     Benefits Group

(2)     Human Capital Group

(3)     Technology and Administration Solutions Group

(4)     Investment Consulting Group

(5)     Insurance & Financial Services Group

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.

The table below presents specified information about reported segments as of and for the three months ended March 31, 2009:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$248,051	$36,844	$44,602	$39,214	$31,442	$400,153
Net operating income	81,693	(630)	9,112	10,648	8,991	109,814
Receivables	236,208	36,568	15,409	26,073	25,123	339,381

The table below presents specified information about reported segments as of and for the three months ended March 31, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$267,940	$49,058	$45,008	$43,457	$30,799	$436,262
Net operating income	89,135	9,460	10,180	15,947	1,411	126,133
Receivables	281,316	48,395	17,072	29,829	26,581	403,193

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2009:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$725,848	$137,900	$143,503	$118,813	$93,735	$1,219,799
Net operating income	216,489	16,321	36,392	31,597	19,890	320,689
Receivables	236,208	36,568	15,409	26,073	25,123	339,381

The table below presents specified information about reported segments as of and for the nine months ended March 31, 2008:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	Total
Revenue (net of reimbursable expenses)	$738,605	$145,222	$135,055	$125,763	$89,131	$1,233,776
Net operating income	210,068	27,585	34,990	44,681	2,565	319,889
Receivables	281,316	48,395	17,072	29,829	26,581	403,193

Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three and nine month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Revenue:
Total segment revenue	$400,153	$436,262	$1,219,799	$1,233,776
Reimbursable expenses and other not included in total segment revenue	9,486	11,039	29,881	39,286
All other segments	7,355	10,224	29,829	33,182
Consolidated revenue	$416,994	$457,525	$1,279,509	$1,306,244

Net Operating Income:
Total segment net operating income	$109,814	$126,133	$320,689	$319,889
Income from affiliates	3,201	(29)	5,966	(603)
Differences in allocation methods(1)	(5,144)	(3,930)	(11,590)	(8,964)
Discretionary compensation	(45,779)	(50,483)	(144,452)	(144,363)
All other segments	(1,907)	(490)	2,729	6,121
Other, net	(3,667)	(6,385)	(5,685)	2,156
Consolidated income before income taxes	$56,518	$64,816	$167,657	$174,236

Receivables:
Total segment receivables - billed and unbilled(2)	$339,381	$403,193	$339,381	$403,193
All other segments	4,470	6,434	4,470	6,434
Net valuation differences	(17,055)	(21,345)	(17,055)	(21,345)
Total billed and unbilled receivables	326,796	388,282	326,796	388,282
Assets not reported by segment (3)	1,126,783	1,417,342	1,126,783	1,417,342
Consolidated total assets	$1,453,579	$1,805,624	$1,453,579	$1,805,624

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

(2) Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue – cash collections and invoices generated in excess of revenue recognized in the segment revenue.

(3) Assets not reported by segment for management reporting purposes include goodwill and intangible assets of $660 million and $868 million, as of March 31, 2009 and 2008, respectively.

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

Management periodically reviews the conditions that would affect the vesting of performance based awards and adjusts compensation expense, if necessary, based on achievement of financial and strategic performance metrics.

During the third quarter of fiscal year 2009, the deferred stock units expected to vest under the SBI plans decreased in conjunction with the forecasted financial and strategic performance metrics.   As a result, compensation expense associated with these plans decreased by approximately $0.5 million in the third quarter of fiscal year 2009 compared to an increase in expense of $1.2 million in the third quarter of fiscal year 2008.

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

Approximately $0.7 million of compensation expense was recorded relative to this plan during the first nine months of fiscal year 2009 compared to $0.3 million in the first nine months of fiscal year 2008.

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) enables employees to purchase shares of the company’s stock at a 5 percent discount.  The Stock Purchase Plan is a non-compensatory plan under FAS 123(R).  As a result, no compensation expense was recognized during the first nine months of fiscal years 2009 or 2008.

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

Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans

The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America and the U.K. for the three and nine month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	North		North
	America	U.K.	America	U.K.
Service Cost	$5,315	$891	$7,451	$2,686
Interest Cost	12,118	2,987	11,208	5,184
Expected Return on Plan Assets	(12,397)	(3,042)	(13,827)	(5,821)
Amortization of Transition Obligation	—	—	(17)	—
Amortization of Net Loss/(Gain)	2,533	(48)	1,507	(709)
Amortization of Prior Service (Credit)/Cost	(576)	6	(649)	4
Net Periodic Benefit Cost	$6,993	$794	$5,673	$1,344

	Nine Months Ended March 31,
	2009		2008
	North		North
	America	U.K.	America	U.K.
Service Cost	$18,884	$4,593	$22,333	$8,170
Interest Cost	36,489	15,387	33,600	15,765
Expected Return on Plan Assets	(38,045)	(15,670)	(41,456)	(17,703)
Amortization of Transition Obligation	—	—	(49)	—
Amortization of Net Loss/(Gain)	6,622	(248)	4,571	(2,156)
Amortization of Prior Service (Credit)/Cost	(1,705)	32	(1,946)	12
Net Periodic Benefit Cost	$22,245	$4,094	$17,053	$4,088

The fiscal year 2009 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2008 for the North America and U.K. plans:

	North America	U.K.
Discount rate	7.00%	6.50%
Expected long-term rate of return on assets	8.75%	6.46%
Rate of increase in compensation levels	4.09%	5.65%

Employer Contributions

The company made $30.8 million in contributions to North American plans during the first nine months of fiscal year 2009.  We anticipate that $0.5 million will be contributed by the company to the North American pension plans over the remainder of the fiscal year.

The company made $14.4 million in contributions to the U.K. plans during the first nine months of fiscal year 2009 and anticipates making $2.4 million in contributions over the remainder of the fiscal year.

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

The U.K. pension plan has a money purchase section to which the company makes core contributions plus additional contributions matching those of the participating employees up to a maximum rate.  Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and the company has paid an equivalent amount as pension contributions.  Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%.

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

Components of Net Periodic Benefit Cost for Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Service cost	$277	$386	$930	$1,156
Interest cost	580	683	1,991	2,046
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of net gain	(267)	(112)	(700)	(338)
Amortization of prior service (credit)/cost	(164)	(166)	(496)	(498)
Net periodic benefit cost	$426	$791	$1,725	$2,366

Employer Contributions

The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $1.0 million in the three months ended March 31, 2009 and 2008, and contributions of $3.1 million and $2.6 million in the nine months ended March 31, 2009 and 2008, respectively.  We plan to make additional payments of approximately $2.0 million through the remainder of the fiscal year.

Note 6 – Goodwill and Intangible Assets.

Goodwill and intangible assets are largely denominated in the British pound and Euro and have declined in value in line with the strengthening of the U.S. dollar.  The components of goodwill and intangible assets are outlined below for the nine months ended March 31, 2009:

	Benefits Group	Human Capital Group	Technology and Administration Solutions Group	Investment Consulting Group	Insurance and Financial Services Group	All Other Segments	Total

Balance as of June 30, 2008	$397,721	$35,056	$61,709	$61,977	$76,499	$1,214	$634,176
Goodwill acquired	176	293	—	—	49	—	518
Translation adjustment and other	(83,452)	(8,245)	(15,934)	(15,687)	(20,758)	—	(144,076)

Balance as of March 31, 2009	$314,445	$27,104	$45,775	$46,290	$55,790	$1,214	$490,618

The following table reflects changes in the net carrying amount of the components of intangible assets for the nine months ended March 31, 2009:

	Trademark & trade name	Customer related intangible	Core/developed technology	Non-compete agreements	Total
Balance as of June 30, 2008	$121,885	$101,592	$12,604	$686	$236,767
Intangible assets acquired during the period	—	—	—	—	—
Amortization expense	(149)	(6,797)	(3,329)	(393)	(10,668)
Translation adjustment	(34,054)	(20,739)	(2,032)	(79)	(56,904)

Balance as of March 31, 2009	$87,682	$74,056	$7,243	$214	$169,195

The following table reflects the carrying value of intangible assets at March 31, 2009 and June 30, 2008:

	March 31, 2009		June 30, 2008
	Gross		Gross
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:
Trademark & trade name	$88,035	$353	$122,089	$204
Customer related intangibles	102,068	28,012	122,807	21,215
Core/developed technology	22,933	15,690	24,965	12,361
Non-compete agreements	1,237	1,023	1,316	630
Total intangible assets	$214,273	$45,078	$271,177	$34,410

A component of the change in the gross carrying amount of intangible assets reflects translation adjustments between June 30, 2008 and March 31, 2009.  These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

The weighted average remaining life of amortizable intangible assets at March 31, 2009, was 8.6 years.  Estimated amortization expense for the remainder of fiscal year 2009 and subsequent fiscal years is as follows:

Fiscal year ending June 30:	Amount
2009	$3,144
2010	12,070
2011	9,347
2012	9,111
2013	8,047
Thereafter	39,366
Total	$81,085

Note 7 – Earnings Per Share.

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the three and nine month periods ended March 31, 2009 and 2008.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of stock-based compensation plans and employee stock purchase plan shares using the “treasury stock” method over the same measurement period.  The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net income	$40,591	$42,546	$115,302	$113,771

Weighted average outstanding shares of common stock	42,609	42,064	42,705	42,230
Dilutive effect of stock-based compensation plans and employee stock purchase plan shares	164	2,269	164	2,285

Common stock and stock equivalents	42,773	44,333	42,869	44,515

Earnings per share:

Net income-Basic	$0.95	$1.01	$2.70	$2.69

Net income- Diluted	$0.95	$0.96	$2.69	$2.56

Note 8 – Investments in Affiliates.

PCIC:

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

Capital contributions to PCIC are required when approved by a majority of its stockholders.  In July 2007, the shareholders of PCIC approved a requirement for an additional capital contribution.  As a result, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit provided to PCIC by $2.6 million in lieu of a higher cash capital contribution.  From the time PCIC was organized through March 31, 2009, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through issuance of letters of credit totaling $10.6 million. Our ownership interest in PCIC as of March 31, 2009 and 2008 was 36.43 percent.

Management believes that the company’s maximum financial statement exposure regarding its investment in PCIC as of March 31, 2009 is limited to the carrying value of the company’s investment in PCIC of $12.2 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $22.8 million.

Fifth Quadrant:

The company acquired a 20 percent investment in Fifth Quadrant Actuaries & Consultants (Pty) Ltd (Fifth Quadrant) in June 2008.  Fifth Quadrant is an independent South African firm of actuaries and employee benefits consultants established in 1998.  Its core business is to provide independent, high quality advice to institutional clients, which include retirement funds, medical schemes, charitable trusts and corporate and public sector clients.  The company has a $3.4 million investment in Fifth Quadrant as of March 31, 2009.

Dubai:

The company established a partnership with the Knowledge and Human Development Authority in Dubai (Dubai) in January 2008. The partnership is aimed at supporting public and private sector organizations across the Gulf in their pursuit for reaching international standards of excellence in human capital strategies and programs. As of March 31, 2009, the company has a $2.6 million investment in Dubai.

IFA:

The company acquired a 20 percent investment in Gesellschaft fur Finanz-und Aktuarwissenschaften mbH, or IFA, in the second quarter of fiscal year 2009.  IFA is an insurance and financial services company based in Germany.  As of March 31, 2009, the company has a $2.3 million investment in IFA.

The company applies the equity method of accounting for all of its investments in affiliates.

Note 9 – Comprehensive (Loss)/Income.

Comprehensive income includes net income and changes in the cumulative translation adjustment gain or loss.  For the three months ended March 31, 2009, comprehensive income totaled $22.2 million compared with comprehensive income of $63.8 million for the three months ended March 31, 2008.  For the nine months ended March 31, 2009, comprehensive loss totaled $96.6 million, compared with comprehensive income of $143.0 million for the nine months ended March 31, 2008.  The large change is primarily attributable to fluctuations in exchange rates.

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

Letters of Credit.  At March 31, 2009, the company has a letter of credit totaling $10.6 million under our existing credit facility to guarantee payment to one beneficiary in the event that the company fails to meet its financial obligations to that beneficiary.  This letter of credit will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.  The company has also provided a $5.0 million Australian dollar-denominated letter of credit (U.S. $3.5 million) to an Australian governmental agency as required by local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that probability of future usage is remote.

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

Legal Proceedings:  From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. We also have received a subpoena and requests for information in connection with government investigations.

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We reserve for contingent liabilities based on Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (FAS 5) when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Management believes, based on currently available information including the existence of professional liability insurance, that the results of all pending matters against the company will not have a material adverse effect on the results of operations, financial position, or statement of cash flows but litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of such matters, we will not incur material costs.

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

Government Subpoenas and Investigations: We also have received a subpoena and requests for information in connection with the  Department of Labor. On November 17, 2006, Watson Wyatt Investment Consulting Inc. (“WWIC”) received a subpoena from the United States Department of Labor (“DOL”) in connection with its investigation into the compensation of consultants and other investment advisers.  WWIC has responded to the subpoena and continues to cooperate with the DOL.

Note 12 – Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The company adopted FAS 157 for financial assets and liabilities on July 1, 2008 and determined the adoption did not have a material impact on its consolidated financial statements. We will adopt FAS 157 for nonfinancial assets and liabilities on July 1, 2009. We do not expect the adoption of the portion of the pronouncement over nonfinancial assets and liabilities to have a material impact on the company’s financial position or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which is a revision of FAS 141, “Business Combinations”.  FAS 141(R) changes the application of the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We will be required to comply with the provisions of FAS 141(R) for acquisitions that occur on or after July 1, 2009. In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets.”  The company adopted FSP FAS 142-3 on January 1, 2009, it is applied prospectively to any future acquisitions. The company expects that the application of the provisions of FAS 141(R) and FSP FAS 142-3 could be significant to the company’s financial position or results of operations depending on the nature of business acquisitions completed after July 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51” (“FAS 160”).  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We will adopt FAS 160 on July 1, 2009. The company is currently evaluating the effects, if any, that FAS 160 may have on its financial statements.

Note 13 - Income Taxes.

At March 31, 2009, the gross liability for income taxes associated with uncertain tax positions, determined in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FAS 109”),  was $8.8 million.  This liability can be reduced by $0.8 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes.  The net difference of $8.0 million, if recognized, would have a $7.7 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.3 million.  The gross tax liability for uncertain tax positions decreased by $0.4 million and $2.2 million for the three month and nine month periods ended March 31, 2009, respectively.

Interest and penalties related to income tax liabilities are included in income tax expense.  At March 31, 2009 the company had accrued interest of $1.5 million and penalties of $0.4 million, totaling $1.9 million.

The company believes it is reasonably possible that there will be a $2.2 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.

The company and its subsidiaries conduct business globally and are subject to income tax in the US and in many states and foreign jurisdictions.  The company is currently under examination in several tax jurisdictions.  A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

Open Tax Years (fiscal year ending)
United States - Federal	2006 and forward
United States - Various States	2004 and forward
Canada - Federal	2005 and forward
Germany	2003 and forward
United Kingdom	2005 and forward

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

General

Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Human Capital Consulting, Technology and Administration Solutions, Investment Consulting, and Insurance and Financial Services operating from 107 offices in 33 countries throughout North America, Europe, Asia-Pacific and Latin America.  The company employed approximately 7,685 and 7,510 associates as of March 31, 2009 and June 30, 2008 respectively, in the following practice areas:

	March 31,	June 30,
	2009	2008
Benefits Group	3,370	3,290
Human Capital Group	865	900
Technology and Administration Solutions Group	895	850
Investment Consulting Group	560	500
Insurance & Financial Services Group	415	420
Other (incl. Communication)	460	450
Business Services (incl. Corporate and field support)	1,120	1,100
Total associates	7,685	7,510

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

In the short term, our revenue are driven by many factors including the general state of the global economy and the resulting level of discretionary spending, the continuing regulatory compliance requirements of our clients, changes in investment markets, the ability of our consultants to attract new clients or provide additional services to existing clients, and the impact of new regulations in the legal and accounting fields.  In the long term, we expect that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.  We believe that the highly fragmented industry in which we operate represents tremendous growth opportunities for us, because we offer a unique business combination of benefits and human capital consulting as well as strategic technology solutions.

Principal Services

We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:

Benefits Group - The Benefits Group, accounting for 57 percent of our total revenue for the first nine months of fiscal 2009, is the foundation of our business.  Approximately 50 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.  Retirement, the core of our Benefits Group business, typically lags reduction in discretionary spending compared to our other segments, mainly due to the recurring nature of client relationships.  Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods.  Major revenue growth drivers in this practice include changes in regulations, economic uncertainty, leverage from other practices, increased global demand and increased market share.   Services provided through the Benefits Group include the following:

•                  Design and management of benefit programs ;

•                  Actuarial services including development of funding and risk management strategies;

•                  Expatriate and international human resource strategies;

•                  Mergers and acquisitions;

•                  Strategic workforce planning; and

•                  Compliance and governance

Human Capital Group - Our Human Capital Group (HCG), accounting for 11 percent of our total revenue for the first nine months of fiscal 2009, generally encompasses short-term projects.  Approximately 60 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.  Discretionary project work associated with this segment could be affected by the strength of the economy.  As a result, this segment tends to be more sensitive to cyclical economic fluctuations than other segments.  Services provided through HCG include the following:

•                  Advice concerning compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs;

•                  Strategies to align workforce performance with business objectives;

•                  Organization effectiveness consulting, including talent management;

•                  Strategies for attracting, retaining and motivating employees; and

•                  Data services

Technology and Administration Solutions Group - Our Technology and Administration Solutions Group (TAS), accounting for 11 percent of our total revenue for the first nine months of fiscal 2009, provides information technology services to our clients.  Revenue for TAS is relatively stable, compared to what it had historically experienced in an economic downturn, because of its long term contracts associated with the administration business.  However, TAS remains partially subject to the impact of the economy on discretionary spending.  Income in this segment is slightly greater in the first half of the fiscal year because of the timing of the typical enrollment season for benefits.  Approximately 40 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.  Services provided through the TAS Group include the following:

•                  Web-based applications for health and welfare, pension and compensation administration;

•                  Administration outsourcing solutions for health and welfare and pension benefits;

•                  Call center strategy, design and tools;

•                  Strategic human resource technology and service delivery consulting;

•                  Targeted online compensation and benefits statements, content management and call center case management solutions; and

•                  Integrated talent management suite

Investment Consulting Group - Our Investment Consulting Group accounts for 9 percent of our total revenue for the first nine months of fiscal 2009.  Approximately 85 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.  This business, although relationship based, can be affected by an increasingly complex investment landscape as well as by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.  Services provided through our Investment Consulting Group include the following:

•                  Investment consulting services to pension plans and other institutional funds;

•                  Input on governance and regulatory issues;

•                  Analysis of asset allocation and investment strategies;

•                  Investment structure analysis, selection and evaluation of managers and performance monitoring; and

•                  Implementation/fiduciary services for defined benefit and defined contribution investment programs via our Advanced Investment Solutions (AIS) services

Insurance & Financial Services Group - Our Insurance & Financial Services Group (I&FS) accounts for 7 percent of our total revenue for the first nine months of fiscal 2009. Approximately 90 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations.  This business is largely a project-based business and therefore could be cyclical.  Services provided through I&FS include the following:

•                  Independent actuarial and strategic advice;

•                  Assessment and advice regarding financial condition and risk management; and

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

Financial Statement Overview

Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2009 (March 31, 2009) and as of the end of fiscal year 2008 (June 30, 2008), Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2009 and 2008, Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2009 and 2008 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine month period ended March 31, 2009.

We derive the majority of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis.  Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed.  No single client accounted for more than 1 percent of our consolidated revenue for any of the most recent three fiscal years.

For the nine months ended March 31, 2009 and fiscal years ended June 30, 2008 and 2007, the company’s top six markets based on percentage of consolidated revenue were as follows:

	Nine Months	Fiscal Year
Geographic Region	2009	2008	2007
United States	43%	41%	44%
United Kingdom	28	32	31
Germany	4	5	1
Canada	3	4	4
Netherlands	3	4	1
Greater China	3	2	2

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.

Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services.  For the most recent three fiscal years, approximately 50 to 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.  For the third quarter of fiscal year 2009, approximately 59 percent of professional and subcontracted services represent these reimbursable services.

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

Income Taxes

The company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements.  The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

North America

The following assumptions were used in the valuation of our North American plans at June 30, 2008, 2007 and 2006:

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

Goodwill and Intangible Assets

In applying the purchase method of accounting for our business combinations, amounts assigned to identifiable assets and liabilities acquired have been based on estimated fair values as of the date of the acquisitions, with the remainder recorded as goodwill. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. We evaluate our goodwill for impairment annually as of June 30, and whenever indicators of impairment exist. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the net assets for that reporting unit. The fair values used in this evaluation are estimated based upon a multiple of revenue for the reporting unit. This revenue multiple is based on our experience and knowledge of our own and other transactions in the marketplace. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of impairment would be based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. The impairment expense would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Results of Operations

The table below sets forth our historical Condensed Consolidated Statements of Operations data as a percentage of change between periods indicated:

Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,
			%			%
	2009	2008	Change	2009	2008	Change
	(Unaudited)			(Unaudited)

Revenue	$416,994	$457,525	(8.9)%	$1,279,509	$1,306,244	(2.1)%

Costs of providing services:
Salaries and employee benefits	237,208	254,147	(6.7)	719,735	722,583	(0.4)
Professional and subcontracted services	23,835	20,334	17.2	75,714	75,154	0.7
Occupancy, communications and other	40,941	54,955	(25.5)	137,254	148,187	(7.4)
General and administrative expenses	45,689	45,390	0.7	132,782	131,486	1.0
Depreciation and amortization	17,531	18,265	(4.0)	55,265	53,225	3.8
	365,204	393,091	(7.1)	1,120,750	1,130,635	(0.9)

Income from operations	51,790	64,434	(19.6)	158,759	175,609	(9.6)

Income (loss) from affiliates	3,201	(29)	n.m.	5,966	(603)	n.m.
Interest expense	(553)	(1,353)	59.1	(2,181)	(5,580)	60.9
Interest income	294	1,585	(81.5)	1,647	4,356	(62.2)
Other non-operating income	1,786	179	n.m.	3,466	454	n.m.

Income before income taxes	56,518	64,816	(12.8)	167,657	174,236	(3.8)

Provision for income taxes	15,927	22,270	(28.5)	52,355	60,465	(13.4)

Net Income	$40,591	$42,546	(4.6)%	$115,302	$113,771	1.4%

Three and Nine Months Ended March 31, 2009 Compared to the Three and Nine Months Ended March 31, 2008

Revenue.

Revenue for the third quarter of fiscal year 2009 was $416.9 million, a decrease of $40.6 million, or 9 percent, from $457.5 million in the third quarter of fiscal year 2008.  The overall decrease in revenue is due to the strengthening of the U.S. dollar.  On a constant currency basis, revenue increased 3% over the third quarter of fiscal year 2008.

The average exchange rate used to translate our revenue earned in British pounds sterling decreased to 1.4437 for the third quarter of fiscal year 2009 from 1.9868 for the third quarter of fiscal year 2008, and the average exchange rate used to translate our revenue earned in Euros decreased to 1.3184 for the third quarter of fiscal year 2009 from 1.5108 for the third quarter of fiscal year 2008.  The depreciation of the British pound and the Euro resulted in a $44 million decrease in revenue in the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in a $7 million decrease in revenue in the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008.

The increases in our segment revenue based on constant currency for the third quarter of fiscal year 2009 as compared to third quarter fiscal year 2008 are as follows.  Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

•                  Benefits revenue decreased $19.9 million, or 7 percent, over third quarter fiscal year 2008 due to the strengthening of the U.S. dollar.  On a constant currency basis, revenue increased 3 percent over the third quarter of fiscal year 2008 due to increased demand for our core retirement consulting services.

•                  Technology and Administration Solutions revenue decreased $0.4 million, or 1 percent, over the third quarter of fiscal year 2008, due to the strengthening of the U.S. dollar.  On a constant currency basis, Technology and Administration Solutions revenue increased 13 percent over the third quarter of fiscal year 2008.  In Europe, revenue increased due primarily to new clients.  In North America, revenue increased due to additional project work at existing clients as well as an increase in the number of projects in on-going service delivery.

•                  Human Capital Group revenue decreased $12.2 million, or 25 percent, over the third quarter of fiscal year 2008 due to a decrease in demand in all geographic regions as well as the strengthening of the U.S. dollar.  On a constant currency basis, revenue decreased 18 percent over the third quarter of fiscal year 2008.

•                  Investment Consulting revenue decreased $4.2 million, or 10 percent, over the third quarter of fiscal year 2008 due to the strengthening of the U.S. dollar.  On a constant currency basis, revenue increased 12 percent over the third quarter of fiscal year 2008 due primarily to increased demand for implemented consulting services and investment strategy advice.

•                  Insurance and Financial Services revenue increased $0.6 million, or 2 percent, over third quarter fiscal year 2008.  On a constant currency basis, revenue increased 23 percent over the third quarter of fiscal year 2008 due to increases in all geographic regions primarily from additional project work.

Revenue for the nine months ended March 31, 2009 was $1.28 billion, a decrease of $26.7 million, or 2 percent, from $1.31 billion in the nine months ended March 31, 2008.

The average exchange rate used to translate our revenue earned in British pounds sterling decreased to 1.6479 for the nine months ended March 31, 2009 from 2.0188 for the nine months ended March 31, 2008, and the average exchange rate used to translate our revenue earned in Euros decreased to 1.3821 for the nine months ended March 31, 2009 from 1.4465 for the nine months ended March 31, 2008.  The impact of the depreciation of the British pound and the Euro was an $81 million decrease in revenue in the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.  Changes in the value of other foreign currencies relative to the U.S. dollar resulted in a $11 million decrease in revenue in the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.

The increases in our segment revenue based on constant currency for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 are as follows.  Constant currency is calculated by translating prior year revenue at the current year average exchange rate.

•                  Benefits revenue decreased $12.8 million, or 2 percent, over the nine months ended March 31, 2008.  On a constant currency basis, revenue increased 5 percent over the nine months ended March 31, 2008 due to increased demand for our services.

•                  Technology and Administration Solutions revenue increased $8.4 million, or 6 percent, over the nine months ended March 31, 2008, due to increases in both North America and Europe.  On a constant currency basis, Technology and Administration Solutions revenue increased 16 percent over the nine months ended March 31, 2008.  In Europe, revenue increased due primarily to new clients.  In North America, revenue increased due to additional project work at existing clients as well as an increase in the number of projects in on-going service delivery.

•                  Human Capital Group revenue decreased $7.3 million, or 5 percent, over the nine months ended March 31, 2008.  On a constant currency basis, revenue decreased 1 percent over the nine months ended March 31, 2008 due primarily to decreases in demand in all geographic regions.

•                  Investment Consulting revenue decreased $7.0 million, or 6 percent, over the nine months ended March 31, 2008 due to the strengthening of the U.S. dollar.  On a constant currency basis, revenue increased 9 percent over the nine months ended March 31, 2008 due primarily to increased demand for investment strategy advice and implemented consulting services.

•                  Insurance and Financial Services revenue increased $4.6 million, or 5 percent, over the nine months ended March 31, 2008.  On a constant currency basis, revenue increased 19 percent over the nine months ended March 31, 2008 due primarily to additional project work.

Salaries and Employee Benefits.

Salaries and employee benefit expenses for the third quarter of fiscal year 2009 were $237.2 million compared to $254.1 million for the third quarter of fiscal year 2008, a decrease of $16.9 million or 6.7 percent. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds and the Euro.  The change in exchange rates has affected each expense category in a similar fashion. On a constant currency basis, salaries and employee benefits increased 3 percent, principally due to increases in pension expense and other employee benefits.  As a percentage of revenue, salaries and employee benefits increased to 56.9 percent from 55.5 percent.

Salaries and employee benefit expenses for the first nine months of fiscal year 2009 were $719.7 million compared to $722.6 million for the first nine months of fiscal year 2008, a decrease of $2.9 million or 0.4 percent.  On a constant currency basis, salaries and employee benefits increased 10 percent, principally due to increases in salary, pension and discretionary compensation expenses.  As a percentage of revenue, salaries and employee benefits increased to 56.3 percent from 55.3 percent.

Professional and Subcontracted Services.

Professional and subcontracted services expenses for the third quarter of fiscal year 2009 were $23.8 million compared to $20.3 million for the third quarter of fiscal year 2008, an increase of $3.5 million or 17.2 percent. On a constant currency basis, professional and subcontracted services increased 36 percent, principally due to an increase in professional services related to independent contractors and legal expense. As a percentage of revenue, professional and subcontracted services increased to 5.7 percent from 4.4 percent.

Professional and subcontracted services used in consulting operations for the first nine months of fiscal year 2009 were $75.7 million, compared to $75.2 million for the first nine months of fiscal year 2008, an increase of $0.5 million or 0.7 percent.  On a constant currency basis, professional and subcontracted services increased 12 percent, principally due to an increase in professional services related to independent contractors and legal expense.  As a percentage of revenue, professional and subcontracted services increased to 5.9 percent from 5.8 percent.

Occupancy, Communications and Other.

Occupancy, communications and other expenses for the third quarter of fiscal year 2009 were $40.9 million compared to $55.0 million for the third quarter of fiscal year 2008, a decrease of $14.1 million or 25.5 percent.  On a constant currency basis, occupancy, communications and other decreased 18 percent, principally due to decreases in travel, general office, and repairs and maintenance expense, partially offset by recognized foreign exchange losses.  As a percentage of revenue, occupancy, communications and other decreased to 9.8 percent from 12.0 percent.

Occupancy, communications and other expenses for the first nine months of fiscal year 2009 were $137.3 million compared to $148.2 million for the first nine months of fiscal year 2008, a decrease of $10.9 million or 7.4 percent.  On a constant currency basis, occupancy, communications and other increased 2 percent, principally due to recognized foreign exchange losses, net of decreases in travel and office supplies expenses.  As a percentage of revenue, occupancy, communications and other decreased to 10.7 percent from 11.3 percent.

General and Administrative Expenses.

General and administrative expenses for the third quarter of fiscal year 2009 were $45.7 million, compared to $45.4 million for the third quarter of fiscal year 2008, an increase of $0.3 million or 0.7 percent.  On a constant currency basis, general and administrative expenses increased 9 percent, principally due to increases in salary, employee benefits and general office expenses.  General and administrative expenses during the third quarter of fiscal year 2009 include $2.5 million of general and administrative expenses from our Heissman operation.  These expenses had been classified amongst the remaining line items under the “costs of providing services” section of the income statement for fiscal year 2008.  As a percentage of revenue, general and administrative expense increased to 11.0 percent from 9.9 percent.

General and administrative expenses for the first nine months of fiscal year 2009 were $132.8 million, compared to $131.5 million for the first nine months of fiscal year 2008, an increase of $1.3 million or 1.0 percent.  On a constant currency basis, general and administrative expenses increased 10 percent, principally due to increases in salary, employee benefits and general office expenses.  General and administrative expenses during the nine months of fiscal year 2009 include $6.9 million of general and administrative expenses from our Heissman operation.  These expenses had been classified amongst the remaining line items under the “costs of providing services” section of the income statement for fiscal year 2008.  As a percentage of revenue, general and administrative expense increased to 10.4 percent from 10.1 percent.

Depreciation and Amortization.

Depreciation and amortization for the third quarter of fiscal year 2009 was $17.5 million, compared to $18.3 million for the third quarter of fiscal year 2008, a decrease of $0.8 million or 4.0 percent.  On a constant currency basis, depreciation and amortization increased 4 percent, principally due to increases in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups.  As a percentage of revenue, depreciation and amortization increased to 4.2 percent from 4.0 percent.

Depreciation and amortization for the first nine months of fiscal year 2009 was $55.3 million, compared to $53.2 million for the first nine months of fiscal year 2008, an increase of $2.1 million or 3.8 percent.  On a constant currency basis, depreciation and amortization increased 13 percent, principally due to increases in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups.  As a percentage of revenue, depreciation and amortization increased to 4.3 percent from 4.1 percent.

Income (Loss) From Affiliates.

Income from affiliates for the third quarter of fiscal year 2009 was $3.2 million compared to a loss of $29 thousand for the third quarter of fiscal year 2008, an increase of $3.2 million.  These amounts reflect our portion of PCIC’s, Fifth Quadrant’s, Dubai’s and IFA’s operating results for the third quarter of fiscal year 2009 while the third quarter of fiscal year 2008 only included our share of PCIC’s operating results.

Income from affiliates for the first nine months of fiscal year 2009 was $6.0 million compared to a loss of $0.6 million for the first nine months of fiscal year 2008, an increase of $6.6 million.  These amounts reflect our portion of PCIC’s, Fifth Quadrant’s, Dubai’s and IFA’s operating results for the first nine months of fiscal year 2009 while the third quarter of fiscal year 2008 only included our share of PCIC’s operating results.  Additionally, affiliate loss during the three and nine months ended March 31, 2008 includes our share of PCIC’s losses resulting from a substantial increase in PCIC’s reserves.

Interest Expense.

Interest expense for the third quarter of fiscal year 2009 was $0.6 million, compared to $1.4 million for the third quarter of fiscal year 2008.  Interest expense for the first nine months of fiscal year 2009 was $2.2 million, compared to $5.6 million for the first nine months of fiscal year 2008.  The decrease in both periods was principally due to a lower average debt balance in the current period compared to the prior period.

Interest Income.

Interest income for the third quarter of fiscal year 2009 was $0.3 million, compared to $1.6 million for the third quarter of fiscal year 2008. Interest income for the first nine months of fiscal year 2009 was $1.6 million, compared to $4.4 million for the first nine months of fiscal year 2008.  The decrease is mainly due to a lower average cash balance in the current period compared to the prior period, combined with lower short-term interest rates in the United States and Europe.

Provision for Income Taxes.

Provision for income taxes for the first nine months of fiscal year 2009 was $52.4 million, compared to $60.5 million for the first nine months of fiscal year 2008. Our effective tax rate was 31.2 percent for the first nine months of fiscal year 2009 and 34.7 percent for the first nine months of fiscal year 2008.  The decrease in the tax rate is due to the geographic mix of income.  The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent acquisitions.  We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

Net Income.

Net income for the third quarter of fiscal year 2009 was $40.6 million, compared to $42.5 million for the third quarter of fiscal year 2008.  As a percentage of revenue, net income increased to 9.7 percent from 9.3 percent. Net income for the first nine months of fiscal year 2009 was $115.3 million, compared to $113.8 million for the first nine months of fiscal year 2008.  As a percentage of revenue, net income increased to 9.0 percent from 8.7 percent.

Earnings Per Share.

Diluted earnings per share, income from operations for the third quarter of fiscal year 2009 was $0.95, compared to $0.96 for the third quarter of fiscal year 2008.  Diluted earnings per share, income from operations for the first nine months of fiscal year 2009 was $2.69, compared to $2.56 for the first nine months of fiscal year 2008.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2009 totaled $118.3 million, compared to $124.6 million at June 30, 2008.  The decrease in cash from June 30, 2008 to March 31, 2009 was principally attributable to the payment during the first three quarters of fiscal year 2009 of $166 million of previously accrued discretionary compensation, $46.9 million in corporate taxes, $29.8 million in capital expenditures and $9.6 million in dividends.  These cash outflows were funded by cash from operations, from existing cash balances and from borrowings under our revolving credit facility.  Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it has sufficient resources to fund operations beyond the next twelve months.

Our non-U.S. operations are substantially self-sufficient for their working capital needs.  As of March 31, 2009, $103.1 million of the total cash balance of $118.3 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.

Under the terms of the WWLLP business combination, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlement related to the former partners of WWLLP.  If the assets of the trust are not used by 2017, they will be returned to the company. As of March 31, 2009, we maintained $4.9 million of restricted cash related to this obligation. This restricted cash balance was included in Other Assets on our consolidated balance sheet.

Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2009, at appreciated U.S. dollar rates compared to historical periods.  As a result, cash flows derived from changes in the Company’s consolidated balance sheets include the impact of the change in foreign exchange translation rates.

Cash From Operating Activities.

Cash from operating activities for the first nine months of fiscal year 2009 was $83.7 million, compared to cash from operating activities of $137.8 million for the first nine months of fiscal year 2008.  The difference is primarily attributable to a decrease in billed and unbilled receivables primarily due to exchange rates, as well as to the relative size of accruals and payments associated with discretionary compensation in the periods presented.

The allowance for doubtful accounts decreased $1.5 million from June 30, 2008 to March 31, 2009. The number of days of accounts receivable and work in process outstanding also benefited from exchange rates and decreased to 66 at March 31, 2009 compared to 71 at June 30, 2008.

Cash Used in Investing Activities.

Cash used in investing activities for the first nine months of fiscal year 2009 was $43.1 million, compared to $181.7 million used in investing activities for the first nine months of fiscal year 2008.  The difference can be attributed to acquisition and contingent consideration payments of $134.9 million in the first nine months of fiscal year 2008, which was primarily attributable to the Heissmann acquisition.

Expenditures of capital funds were $29.8 million for the first nine months of fiscal year 2009.  Anticipated commitments of capital funds are estimated at $14.5 million for the remainder of fiscal year 2009. We expect cash from operations to adequately provide for these cash needs.

Cash Used in Financing Activities.

Cash used in financing activities for the first nine months of fiscal year 2009 was $41.9 million, compared to cash used in financing activities of $48.5 million for the first nine months of fiscal year 2008.  This change is primarily attributable to activity under our credit facility which included net borrowings of $40.2 million in the first nine months of fiscal year 2009 compared to $5.5 million in the first nine months of fiscal year 2008.  This is offset by the company repurchase of $77.4 million of common stock in the first nine months of fiscal year 2009, compared to $54.0 million of common stock during the same period in fiscal year 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of March 31, 2009
Contractual Cash Obligations (in thousands)	Total	Remaining 2009	2010 through 2011	2012 through 2013	Thereafter
Lease Commitments	$298,633,673	14,977,972	104,274,081	78,345,053	101,036,567
Revolving Credit Facility	41,208,587	40,403,315	805,272	—	—
Total	$339,842,260	55,381,287	105,079,353	78,345,053	101,036,567

Operating Leases.  We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year.  Consequently, management anticipates that any increase in future rent expense will be mainly market driven.

Credit Agreement.  The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million.  Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement.  We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility.  Borrowings under this facility were $40.2 million as of March 31, 2009 and $0 as of June 30, 2008.  Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements relating to our leverage ratio and fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries.  We were in compliance with all covenants under the credit facility as of March 31, 2009. This facility is scheduled to mature on June 30, 2010.

A portion of the revolving facility is used to support a required letter of credit.  As a result, $10.6 million of the facility was unavailable for operating needs as of March 31, 2009.  We are also charged a fee for the outstanding letter of credit that also fluctuates based on our leverage ratio.

The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $3.5 million) to an Australian governmental agency as required by the local regulations.  The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

Pension Contributions.  Remaining contributions to our various pension plans for fiscal year 2009 are projected to be approximately $2.9 million.

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

The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable.  Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts.  Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage.  The company uses actuarial assumptions to estimate and record its IBNR liability and has a $34 million IBNR liability recorded as of March 31, 2009.

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

In light of increasing worldwide litigation, including litigation against professionals, the company has a policy that all client relationships be documented by engagement letters containing specific risk mitigation clauses that were not included in all historical client agreements.  Certain contractual provisions designed to mitigate risk may not be legally practical or enforceable in litigation involving breaches of fiduciary duty or certain other alleged errors or omissions, or in certain jurisdictions. We may incur significant legal expenses in defending against litigation. Nearly 100 percent of the company’s U.S. and U.K. corporate clients have signed engagement letters including some if not all of our preferred mitigation clauses, and processes to maintain that protocol in the United States and the United Kingdom and complete it elsewhere are underway.

Disclaimer Regarding Forward-looking Statements

This filing contains a number of  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 -  Retirement Benefits; Note 6 — Goodwill and Intangible Assets; Note 10 — Restricted Shares; Note 11 — Commitments and Contingent Liabilities; Note 13 — Income Taxes; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”.  You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements.  Such factors include but are not limited to:

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

Foreign Currency Risk

International net revenue result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency and our primary international operations use the British Pound, and to a lesser extent, the Euro. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be adversely impacted by changes in these or other factors.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting in the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 11 “Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The company periodically repurchases shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with the company’s benefit plans. The table below presents specified information about the company’s stock repurchases and repurchase plans:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—	—	—	—
February 1, 2009 through February 28, 2009	—	—	—	—
March 1, 2009 through March 31, 2009	—	—	—	—

Total	—	—	—	468,023

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

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		May 7, 2009
Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Roger F. Millay		May 7, 2009
Name:	Roger F. Millay	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		May 7, 2009
Name:	Peter L. Childs	Date
Title:	Controller