Form 10-K
period 2009-06-30
Watson Wyatt Worldwide, Inc.
filed 2009-08-14
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-16159
WATSON WYATT WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2211537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
901 N. Glebe Road, Arlington, VA 22203
(Address of principal executive offices) (Zip Code)
(703) 258-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange and NASDAQ
Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,032,629,030 based on the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2008.
As of July 31, 2009 there were outstanding 42,678,445 shares of common stock par value $0.01 per share.

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-K
For the Fiscal Year Ended June 30, 2009

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
We help our clients enhance business performance by improving their ability to attract, retain, and motivate qualified employees. We focus on delivering consulting services that help our clients anticipate, identify, and capitalize on emerging opportunities in human capital management. We also provide independent financial advice regarding all aspects of life assurance and general insurance, as well as investment advice to assist our clients in developing disciplined and efficient investment strategies to meet their investment goals. Our target market clients include those companies in the FORTUNE 1000, Pension & Investments (P&I) 1000, FTSE 100, and equivalent organizations in markets around the world. As of June 30, 2009, we provided these services through approximately 7,700 associates in 108 offices located in 34 countries.
Proposed Merger with Towers, Perrin, Forster & Crosby, Inc.
On June 26, 2009, we entered into an Agreement and Plan of Merger with Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”). Towers Perrin is a global professional services firm concentrated in human capital strategy, program design and management, and in the areas of risk and capital management, insurance and reinsurance intermediary services and actuarial consulting. Pursuant to the merger agreement, Towers Perrin and Watson Wyatt will combine their businesses and become wholly-owned subsidiaries of a new holding company, Jupiter Saturn Holding Company (the “Holding Company”). When the merger is completed, the Holding Company will change its name to Towers Watson & Co. (“Towers Watson”), and its Class A common stock will be publicly traded.
Upon completion of the merger, John J. Haley, the President, Chief Executive Officer and Chairman of the Board of Directors of Watson Wyatt, will serve as Chairman of the Board of Directors and Chief Executive Officer of Towers Watson, and Mark V. Mactas, the President, the Chief Executive Officer and Chairman of the Board of Towers Perrin, will serve as Deputy Chairman of the Board of Directors, President and Chief Operating Officer of Towers Watson.
The following describes the merger consideration that will be transferred by the Holding Company at the effective time of the merger:
Watson Wyatt stockholders and holders of Watson Wyatt deferred stock units outstanding under the 2001 Watson Wyatt Deferred Stock Unit Plan, will be entitled to receive in the aggregate fifty percent of Towers Watson’s voting common stock outstanding as of the effective time of the merger in the form of Towers Watson Class A common stock. Towers Watson Class A common stock issued to Watson Wyatt stockholders in the merger will be freely tradable.

Towers Perrin shareholders and a group of Towers Perrin employees to be designated to receive certain equity incentive awards, will be entitled to receive in the aggregate fifty percent of Towers Watson’s voting common stock outstanding. Towers Perrin shareholders will generally be issued Towers Watson Class B common stock (consisting of various subclasses) that will automatically convert into freely tradable Towers Watson Class A common stock in equal annual installments over four years from the merger’s effective time. The employees that receive equity incentive awards will receive restricted shares of Towers Watson Class A common stock, which will generally automatically vest and become freely tradable Towers Watson Class A common stock in equal annual installments over three years from the merger’s effective time.
In addition, a select number of Towers Perrin employees meeting defined service plus age criteria may elect to have between 50% and 100% of their Towers Perrin shares converted into Towers Watson Class R common stock which will be automatically redeemed by Towers Watson on the first business day following the effective time of the merger for equal amounts of cash and one year subordinated promissory notes. If the Class R eligible shareholder does not make a valid Class R election, then the shareholder will receive consideration in the same manner as any other Towers Perrin shareholder. The consideration transferred is estimated to be $100 million in cash and $100 million in Holding Company notes.
The merger agreement contains termination rights for both Watson Wyatt and Towers Perrin. In the event one party terminates the merger agreement under specific circumstances described in the merger agreement, the terminating party would be required to pay the non-terminating party a termination fee of $65 million or reimburse the non-terminating party’s transaction-related expenses, up to $10 million.
We currently estimate the consideration to be transferred to Towers Perrin stockholders and employees is expected to be $1.6 billion, based on Watson Wyatt’s June 30, 2009 closing stock price of $37.53. The actual value of consideration transferred at the effective time of the merger could differ depending on a variety of factors, including Watson Wyatt’s actual diluted shares outstanding and fluctuations in Watson Wyatt’s stock price.
The transaction is subject to stockholder approval, regulatory clearance under the competition laws of certain countries and jurisdictions including the European Union, and other customary closing conditions. On August 6, 2009, we received notification from the U.S. antitrust authorities that the transaction has received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The boards of both Towers Perrin and Watson Wyatt have unanimously approved the transaction. The Holding Company will file a registration statement on Form S-4 with the Securities and Exchange Commission that will contain a joint proxy statement / prospectus and other relevant documents concerning the proposed merger. We urge you to read this document once it is filed by the Holding Company. The companies anticipate that they will each hold a special meeting of stockholders to vote on the proposed merger in the fourth quarter of calendar 2009 and a closing date as soon as possible thereafter.
The transaction will be accounted for under the acquisition method of accounting in accordance with SFAS No. 141R, “Business Combinations.” Although the business combination of Watson Wyatt and Towers Perrin is a “merger of equals,” generally accepted accounting principles require that one of the two companies in the transaction be designated as the acquirer for accounting purposes based on several factors. Watson Wyatt will be treated as the acquiring entity for accounting purposes. Accordingly, the historical financial statements of Watson Wyatt will become the historical financial statements of the Holding Company. As the transaction has not yet closed, the results of Towers Perrin’s operations are not included in the company’s results for the fiscal year ended June 30, 2009.
Towers Perrin and Watson Wyatt each have a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC provides professional liability insurance on a claims-made basis. The combined entity post-merger will own 72.8% of this variable interest entity and will be required to consolidate the results of PCIC into its consolidated financial statements.

For a more complete description of the merger agreement, please see our current report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2009.
Business Acquisitions
Dr. Dr. Heissmann GmbH
On July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH (“Heissmann”) for approximately $136 million (€99 million) in cash and incurred approximately $1.4 million in transaction costs. Heissmann was an actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France. As of the date of the acquisition, Heissmann had annual revenue of approximately $70 million (€52 million).
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
Marcu & Asociados S.A.
On June 16, 2008, the company acquired the outstanding stock of Marcu & Asociados S.A. (Marcu) for $2.8 million in cash. Marcu is a human resource, risk and financial management consulting firm based in Buenos Aires, Argentina. As of the date of acquisition, Marcu’s annual revenue was approximately $2.5 million. The financial results of Marcu have been included in the company’s consolidated financial statements since July 1, 2008.
Watson Wyatt Netherlands
On February 1, 2007, the company acquired the net assets of Watson Wyatt Brans & Co. (“Watson Wyatt Netherlands” or “WWN”), its long-time alliance partner in the Netherlands. WWN was established in 1945 as an actuarial firm and has extended its services from retirement consulting to incorporate legal aspects of employee benefits and investment consulting to a wide range of clients. The company and WWN had jointly offered services since 1999 pursuant to alliance agreements. Revenue generated in calendar year 2006 was approximately $37 million (€28 million). The contingencies associated with the payment of an additional 218,089 Class A shares were met and the contingent shares were issued to the former partners of WWN on June 27, 2008.
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

Certifications
In November 2008, the company submitted to the New York Stock Exchange (NYSE) the required annual certification that our chief executive officer is unaware of any violation by Watson Wyatt of the NYSE corporate governance standards under section 303A.12(a) of the NYSE listed company manual. The company also filed with the SEC the CEO and CFO certifications required under section 302 of Sarbanes-Oxley Act of 2002 as an exhibit to this Form 10-K.
Business Overview
As leading economies worldwide become more services-oriented and the economic downturn continues, human capital and financial management remain critical for companies and other organizations. The competition for skilled employees, unprecedented changes in workforce demographics, regulatory changes related to compensation and retiree benefits, and rising employee-related costs have increased the importance of effective human capital management. Insurance and investment decisions become increasingly complex and important in the face of changing economies and dynamic financial markets. We help our clients address these issues by combining our expertise in human capital and financial management with consulting and technology, to improve the design and implementation of various human resources and financial programs, including retirement, health care, compensation, insurance and investment plans.
We design, develop and implement human resource and risk management strategies and programs through the following closely interrelated practice areas:
Benefits Group
•	Design and management of benefit programs
•	Actuarial services including development of funding and risk management strategies
•	Expatriate and international human resource strategies
•	Mergers and acquisitions
•	Strategic workforce planning
•	Compliance and governance
Technology and Administration Solutions Group
•	Web-based systems for health and welfare, pension, compensation and talent management administration
•	Administration services for outsourcing of health and welfare, pension and flexible benefits plans
•	Consulting on strategic human resources technology and service delivery, including SharePoint portal implementation and other HR and enterprise portals
•	Targeted online compensation and benefits statements, content management and call center case management solutions
•	Reward and talent management strategy, design and technology solutions

Human Capital Group
•	Advice concerning compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs
•	Strategies to align workforce performance with business objectives
•	Organization effectiveness consulting
•	Talent management consulting, including workforce planning, performance management, succession planning and other programs
•	Strategies for attracting, retaining and motivating employees
•	Data services
Investment Consulting Group
•	Investment consulting services to pension plans and other institutional funds
•	Input on governance and regulatory issues
•	Analysis of asset allocation and investment strategies
•	Investment structure analysis, selection and evaluation of managers and performance monitoring
•	Implementation/fiduciary services for defined benefit and defined contribution investment programs via our Advanced Investment Solutions (AIS) and Defined Contribution Solutions (DCS) services
Insurance & Financial Services Group
•	Independent actuarial and strategic advice
•	Assessment and advice regarding financial condition and risk management
•	Financial modeling software tools for product design and pricing, planning and projections, reporting, valuations and risk management
While we focus our consulting services in the areas described above, management believes that one of our primary strengths is our ability to draw upon consultants from our different practices to deliver integrated services to meet the needs of our clients. This capability includes communication and change management implementation support services.
Competitive Advantage
We believe that our competitive advantages include our global reach, our strong client relationships, the depth of expertise among our professional and technical associates, our thought leadership and our experienced management team.
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
We believe our senior management team has strong experience, with an average tenure of 19 years with the company and a reputation for transparency and accountability. We consider this group to be a major asset to the company.

Human Resources Consulting Industry
As the business landscape changes, the need for employee benefits and human capital consulting services becomes even more important. Employers, regardless of geography or industry, are facing more complex challenges involving the management of their people. Companies are re-evaluating their human resource programs to see how they can cut costs while maintaining employee engagement. They are balancing the need for workforce reductions with the challenges of critical skill shortages and talent retention. At the same time, employees’ expectations relating to compensation and other human resource services are changing. Unprecedented economic conditions are also forcing a global aging population to work longer before they can retire — causing employers to rethink their benefit plans. To be competitive when the economy recovers, employers must address these challenges quickly and effectively. In the United States alone, employers spent $7.8 trillion in 2007 in direct support of human capital programs, such as compensation and benefits. In 2008, U.S. employers contributed $368.9 billion to pension and profit-sharing plans, and $623.1 billion to group health insurance programs. In addition at the end of 2008, pension assets for the top eleven pension markets worldwide were estimated to be $20.4 trillion.
Consulting Services
Our global operations include five segments: Benefits, Technology and Administration Solutions, Human Capital, Investment Consulting, and Insurance & Financial Services. The percentages of revenue generated in the various groups are as follows:

	2009	2008	2007
Benefits Group	57%	56%	55%
Human Capital Group	10	11	11
Technology and Administration Solutions Group	11	10	11
Investment Consulting Group	10	10	9
Insurance & Financial Services Group	7	7	8
Other Segments	5	6	6

Total Segment Revenue	100%	100%	100%

For more information about our operating segments, see Note 12 of Notes to the Consolidated Financial Statements included in Item 15 of this report.
Benefits Group
The Benefits Group — our largest and most established practice with approximately 3,405 associates — consists primarily of consulting practices in retirement, group and health care, and international. This group has grown through business combinations as well as strong organic growth. This group assists clients in creating and managing cost-effective benefits programs that help our clients attract, retain and motivate a talented workforce. Our Benefits Group accounted for approximately 57 percent of our total segment revenue for our fiscal year ending June 30, 2009.
Retirement Consulting
We are one of the world’s leading advisers on retirement plans, providing actuarial and consulting services for large defined benefit and defined contribution plans including design, funding and risk management strategies. We also help our clients assess the effects of changing workforce demographics on their retirement plans, cash flow requirements, and retiree benefit adequacy and security.

Our consultants are the named actuaries and provide actuarial services to many of the world’s largest retirement plan sponsors. Watson Wyatt provides actuarial services to more of the top 300 pension funds worldwide than any other consulting firm. In the United States, we provide actuarial services to three of the four largest corporate pension plans, and, in the United Kingdom, we are adviser to 43 of the 100 largest corporate pension funds. Additionally, we have market-leading positions in Germany and the Netherlands.
We offer clients a full range of integrated and innovative retirement consulting services to meet the needs of all types of employers — including those that continue to offer defined benefit plans and those that are reexamining their retirement benefits strategies. For those clients who want to outsource some or all of their pension plan management, we offer integrated solutions that combine investment consulting, pension administration, core actuarial services and communication assistance.
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
Our retirement consulting services are supported by a strong focus on research and advocacy for sound public policy. We are leaders in the development and support of hybrid pension designs like cash balance plans in the United States, which are widely seen as the future of the defined benefit system.
Much of our recent consulting with clients relates to managing risk and cost volatility, various regulatory changes (global accounting reform and U.S. and European pension funding legislation), and a broad-based desire on the part of many employers to revisit their retirement design approach. We use unique data and analyses to provide perspective on the overall environment and to help our clients with their design decisions. We have tracked the retirement designs of the largest U.S. public companies over many years, providing clients with data to better understand the true magnitude of the movement from defined benefit to defined contribution designs. We have brought together our consulting, research and advocacy to help our clients (as well as regulators and the media) understand the impact of the financial crisis on their retirement programs and develop tactical and strategic approaches to managing through this challenge.
To further enhance our retirement consulting services, we dedicate significant resources to technology systems and tools to ensure the consistency and efficiency of service delivery in all our offices worldwide. We also maintain extensive proprietary databases, such as Watson Wyatt COMPARISONTM, that enable our clients to track and benchmark benefit plan provisions. Our tools and technology solutions include:
•	BenefitConnect— Consultants in our retirement practice and our Technology and Administration Solutions Group partner to deliver the pension administration component of this full-featured, Web-based solution for benefits administration

•	OnePlace — A Web portal that helps our clients with the day-to-day management and governance of their plans and links easily with our global tools, research and data
•	FASTool — An interactive tool that allows the immediate comparison of income statement and balance sheet information and assumptions related to pension, stock option and retiree medical plans for large, publicly traded U.S. companies
•	Forecaster — A Web-enabled tool that allows pension plan sponsors to quickly and easily model a variety of financial and business situations, and project retirement plan contributions, funded status and expense
•	DesignIT — A modeling tool for our European clients that provides comparisons between a selection of alternative pension designs
•	Liability Watch — Enables our European clients to keep daily track of their funding position
Group and Health Care Consulting
We advise clients on the strategy, design, financing, delivery, communication and ongoing planning and management of all health and welfare programs. Clients seek our evidence-based, practical solutions to improve employee health, satisfaction and productivity while minimizing costs. We work closely with our clients — matching their resources and capabilities with our methodologies, technology and total compensation and benefits perspective.
Globally, many health care systems are strained by shrinking resources and increasing demand due to population aging and changes in workers’ health status. Our group and health care consulting services help clients provide health and welfare benefits to attract and retain qualified workers and enhance the health and productivity of their workforce.
In the United States, several proposals for health care reform are being considered by Congress. All proposals call for the continuation of employer-sponsored benefit programs, but there are variations in the details and uncertainty as to the final outcome. For employers, an overhaul of the health care system could pose additional administrative complexity. In addition, legislators seeking options for funding reform, may consider limiting (or eliminating) contributions to flexible spending accounts (FSAs) and health reimbursement arrangements (HRAs), imposing new requirements on health savings accounts (HSAs) and/or changing the definition of qualified medical expenses eligible for reimbursement through FSAs, HRAs and HSAs. Watson Wyatt has been working with clients to model the impact of various reform scenarios, and we expect that employers will seek additional guidance following resolution of the health care debate.
Currently, more employers are adopting consumer-oriented health care approaches that encourage employees and retirees to participate more actively in health care buying decisions. These models put workers in charge of spending their own health care dollars and provide them with appropriate incentives, tools and information to make wiser health purchasing decisions. One of these tools is BenefitConnect — a customizable, Web-based application that combines self-service employee tools with administrative and call center components to facilitate the administration and management of health and welfare benefits.

Our approach to group and health care consulting emphasizes health and productivity, pharmacy, provider quality, effective communication and data and metrics. Our global services include:
•	Strategic plan design of health and welfare, paid time off and flexible benefit plans
•	Retiree health programs
•	Health and productivity management, including onsite clinics
•	Health and welfare technology solutions
•	Total program management
•	Vendor negotiations, audits and performance management
•	Measurement of program effectiveness
•	Assistance with plan changes relating to mergers, acquisitions and divestitures.
International Consulting
To help multinational companies face the challenges of operating in the global marketplace, Watson Wyatt provides expertise in dealing with international human resources and related finance issues for corporate headquarters and their overseas subsidiaries.
Through our global specialists and in cooperation with our local offices worldwide, we help multinational companies on a range of issues, including:
•	Resolution of people issues in mergers and acquisitions

•	Compliance and competitiveness of human capital practices at all stages of the off-shoring lifecycle or expansion process

•	Management of financial exposures and investment risks in benefit plans and determination of pension funding

•	Development and support of multinational governance procedures for managing employee benefit and worldwide reward programs

•	Development of an international transfer policy that meets the organization’s current and projected mobility needs
We offer several tools and research resources to help deliver these services, including:
•	BenTrack — The online tool used by the world’s largest multinationals — including four of the Fortune 10 — to help govern global benefits and compensation programs.
•	FAStrack — To facilitate global coordination for the various global accounting standards requirements, including IFRS, FAS87, FAS106 and FAS132R, Watson Wyatt has developed FAStrack Global, a Web-based program designed for local plan actuaries to enter IFRS/FAS results by business unit, plan and/or country.
•	Global Survey of Accounting Assumptions for Defined Benefit Plans — an annual survey of the accounting assumptions applied by major corporations for their defined benefit plans around the world.

Technology and Administration Solutions Group
Watson Wyatt’s Technology and Administration Solutions group with approximately 900 associates helps organizations optimize the delivery of their human resources and benefit services. We do this through a unique blend of domain expertise and experience in human resources and benefits, strong process capability and a range of enabling technology solutions. We understand the importance of being able to both provide advice on the appropriate solutions to meet human resource needs and to implement and deliver those solutions on an ongoing basis. Our Technology and Administration Solutions Group accounted for approximately 11 percent of our total segment revenue for our fiscal year ending June 30, 2009.
Our flexible technologies and administration solutions are designed to maximize employee self-service, promote behavior change, and support and reinforce clients’ brands. They integrate easily, scale well and provide full transparency. Our solutions include:
Retirement Administration
We provide retirement administration solutions in a number of geographic areas, tailored to the needs of each local market:
In the United States, we offer comprehensive services ranging from technology to support clients who administer their own plans to a full set of administration and technology services for those who wish to fully outsource retirement administration activities. Our technology solution, BenefitConnect, includes case management and administration tools to assist plan sponsors in managing the entire life cycle of pension administration, from new hire to retirement, and employee self-service tools that enhance workers’ understanding of their retirement benefits’ future value. BenefitConnect is the market share leader for co-sourced DB administration for organizations with 10,000 or more employees.
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
Health &Welfare/Flexible Benefits Administration
•	Flexible benefit plans exist in different forms in different geographies, and we provide web-enabled flexible benefits administration solutions to support clients in a number of different parts of the world.

•	In the United States, flexible benefits tend to be focused primarily around health and welfare arrangements. We offer comprehensive services ranging from technology to support clients who administer their own plans to a full set of administration and technology services for those who wish to fully outsource health and welfare administration activities. BenefitConnect is our flexible web-based health and welfare technology that allows employees and retirees to perform benefits transactions and access information at their convenience with easy-to-use self-service tools. BenefitConnect and our service centers provide contact center support, vendor interface management, participant issue resolution and material fulfillment. Health care consumerism support tools give participants direct web-based access to their benefits information and enrollment tools and provide modeling on a choice of medical spending and savings accounts, as well as life insurance. They also help participants become smart consumers through access to information on the World Wide Web via the Internet.
•	In the United Kingdom, we provide flexible benefits administration services on a stand-alone basis or linked with defined contribution administration and the provision of total compensation statements.
Integrated Reward and Talent Management Suite
•	Built by business and HR experts, our world-class technology suite supports and automates reward and talent management programs. Our I-TMS talent suite integrates strategic workforce planning, recruiting, performance management, compensation planning, compensation analytics, global job leveling, career development, learning and succession planning. The system accommodates a wide range of client processes, terminology and workflow without programming.
Online Total Rewards Statements
•	eStatements is our Web-based solution that helps employees understand the true value of their compensation and benefits package. It aggregates data from a number of internal and/or external sources, and provides a real-time view of an employee’s complete package. It illustrates the value of an organization’s human resource programs, fosters smarter plan participation and benefit consumerism, offers organizations another vehicle to promote plan features, provides support, and delivers other focused information. There is also a recruiting module that gives candidates a view of the total compensation and rewards strategy they would receive at the employer organization.
Service Delivery Technology Suite
•	AnswerKey is our shared service center solution that combines case management software with a personalized, searchable knowledge base. Using Web-based technology, it consolidates data from multiple sources, offering employees and human resource service center staff a single point of contact for faster response times and more accurate and consistent inquiry resolution.
Portal, Service Delivery and Talent Management Consulting Services
•	We also have a consulting group within our technology and administration group. Our expertise includes HR service delivery assessment, design and implementation; HRO and HRMS vendor selection; HRO and HRMS implementation services; HR/enterprise portal consulting; SharePoint development, research and benchmarking; and talent management assessment, strategy and program design.

Human Capital Group
Our Human Capital Group of approximately 825 associates helps clients implement strategies that achieve a competitive advantage by aligning their workforce with their business strategy. This includes helping clients develop and implement strategies for attracting, retaining and motivating their employees, resulting in a maximized return on clients’ investment in human capital. The Human Capital Group also includes our Watson Wyatt Data Services practice, which is a group of approximately 320 associates that provide data, services and analysis regarding compensation and benefits around the world. Our Human Capital Group represented approximately 10 percent of our total segment revenue for our fiscal year ending June 30, 2009.
Our Human Capital Group focuses in six principal areas: executive compensation, strategic rewards, sales effectiveness and compensation, organization effectiveness, talent management and data services.
Executive Compensation
We advise our clients’ management and boards of directors on executive pay programs, including cash compensation, base pay, bonus, incentives, options and retirement and other benefits. We also work with them to align their pay-for-performance plans throughout the organization to improve shareholder value. We use a proprietary model to help clients understand and assess the riskiness of their executives’ compensation packages to determine the appropriate balance between pay for performance and risk management.
Strategic Rewards®
We help align an organization’s global rewards — including base compensation, incentives, stock programs, recognition programs and other HR programs — with its business strategies, cultural values, work design and human resources strategy. Our Human Capital Group and Benefits Group work together to develop integrated reward and talent management programs for our clients.
Sales Effectiveness and Compensation
We help maximize the performance of our clients’ sales, marketing and service teams across the globe by aligning the behaviors of their customer-facing employees with their organization’s business strategy and compensation philosophy. By considering the full spectrum of rewards, we help our clients maintain and expand critical relationships while executing the organization’s go-to-market strategy.
Organization Effectiveness
We help clients build employee engagement to improve their business performance. We do this by identifying the drivers of and barriers to employee engagement and by designing programs to enhance engagement. We also help clients improve the effectiveness of their HR function through strategy alignment, organization design and functional competency development. Our research, benchmarks and quantitative approaches play a critical role in our fact-finding and recommendations.
Talent Management
We help organizations bring the same clarity, discipline and objectivity to managing talent as they do to other critical business operations. Our proven tools and methodologies help companies maximize their return on people through outstanding performance management, strategic workforce planning, rewards, succession planning, recruiting, learning and career development.

Watson Wyatt Data Services
Watson Wyatt Data Services (WWDS), is a leading provider of compensation, benefits and employment practices information to the global employer community. From offices around the world, we solicit, analyze and publish an extensive library of printed, interactive and online survey reports. Our compensation databases are recognized worldwide as the most reliable source of current data for compensation planning.
Covering 97 countries across six continents, our data centers in the U.S., Canada, Europe, Asia and Latin America annually compile reports on the remuneration, benefits and employment practices of local and multinational companies. Our “in-country” experts apply their local knowledge of the varied employment markets, practices and customs to deliver a complete compensation picture that can be used to create sound, market-based pay programs for entire institutions. Our international databases contain compensation information covering millions of employees based on the annual survey participation of organizations ranging from emerging growth companies to many of the world’s largest conglomerates.
Investment Consulting Group
Our Investment Consulting Group, with approximately 565 associates, helps pension trusts and other institutional clients successfully meet their investment goals. This involves helping optimize risk-adjusted returns through development of appropriate governance, policies and strategies. Our work involves helping our clients with the design and implementation of investment arrangements to manage and decrease financial liabilities within a context of overall organizational objectives. Our Investment Consulting Group represented approximately 10 percent of our total segment revenue for our fiscal year ending June 30, 2009.
Our services include:
•	Asset/liability modeling, risk budgeting and asset allocation studies
•	Governance consulting and investment policy development
•	Investment policy implementation
•	Analysis of structured products
•	Investment manager selection and monitoring
•	Performance evaluation and monitoring
We offer the following integrated services for our clients:
•	Pension Risk Management — an integrated methodology for determining the appropriate amount of investment risk for a pension plan and allocating that risk across investment decisions

•	Advanced Investment Solutions — taking a more proactive responsibility for the investment arrangements of institutional funds. We work with the plan sponsor to develop an investment policy and to help manage the implementation of that policy.

•	Defined Contribution Solutions — partnering with DC plan committees to help ensure they meet their fiduciary responsibilities. We act as an investment co-fiduciary, providing single manager recommendations, as well as plan value and fiduciary risk assessments.

Insurance & Financial Services Group
Our Insurance & Financial Services consulting team of approximately 415 associates advises insurance companies and other financial institutions on strategic and financial issues. Clients include major multinational financial groups; life, non-life and health insurance companies; re-insurers; self insurers; captives; banks and regulators. Our Insurance & Financial Services Group represented approximately 7 percent of our total segment revenue for ourfiscal year ending June 30, 2009.
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
We have also developed a range of leading-edge actuarial modeling software products, including VIPitech, Replicating Portfolio, Pretium and Simulum. These are used internally for consulting projects and licensed to clients around the world.
Other Services
Communication Consulting
Our communication consulting practice helps clients produce financial results through strategies that align employee behavior with business success. Our award-winning work and our eight years of ground-breaking Communication ROI research show that effective communication:
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
We help clients develop and implement communication strategies for diverse issues, including:
•	Clarifying the value and scope of employee compensation and benefits, and enhancing employees’ appreciation of their total rewards opportunities
•	Drawing a clear line of sight between employee performance and company objectives through open communication and leadership communication training
•	Optimizing the use of technology in communication through audits and best-practice design
•	Facilitating organizational change so that all stakeholders fully understand their role in business success
•	Maintaining employee trust, confidence and commitment through all cycles of performance
•	Demonstrating the return on investment of employee communication in achieving business objectives
•	Supporting management through innovative communication programs that help employers target, attract and hire the right talent to meet business objectives

Integrated Service Approach
While we focus our consulting services in the principal areas described above, we draw upon consultants from across practices and geographies to deliver integrated services to meet the needs of our clients. An example is our M&A engagements, through which we apply our human capital and financial expertise to help clients maximize M&A deal value. We help clients around the world determine the correct mix of reward programs to attract and retain the right employees and to motivate them to produce desired results. We also assemble cross-practice teams to help clients through mergers and acquisitions.
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
We pursue new clients using cross-disciplinary teams of consultants, as well as dedicated client developers who initiate relationships with carefully selected companies. Our efforts to expand our accounts and our client base are supported by market research, comprehensive sales training programs and extensive marketing databases. Our sales efforts are also supported by a full array of marketing programs designed to raise awareness of the Watson Wyatt Worldwide brand and our reputation within our target markets. These programs promote our thought leadership on key business issues, and establish us as a preferred human capital and financial services consulting firm to many of the world’s largest companies.
Clients
We work with major corporations, emerging growth companies, government agencies and not-for-profit institutions in North America, Europe, Asia-Pacific, Latin America, Africa and the Middle East across a wide variety of industries. Our client base is broad and geographically diverse. For the fiscal year ended June 30, 2009, our 10 largest clients accounted for approximately 7 percent of our consolidated revenue, while no individual client represented more than 1 percent of our consolidated revenue.
Competition
The human capital consulting industry is highly competitive. We believe there are several barriers to entry — such as the need to assemble specialized intellectual capital to provide expertise on a global scale — and that we have developed competitive advantages in providing human resources consulting services. However, we face intense competition from several different sources.
Our current and anticipated competitors include:
•	Major human resources-focused consulting firms that compete in serving the large employer market worldwide, including Hewitt Associates, Towers Perrin and Mercer
•	Smaller benefits and compensation consulting firms, including the Hay Group and The Segal Company, as well as boutique investment firms like Russell Investments and Callan Associates
•	The human resources consulting and/or plan administration divisions of diversified professional services, financial services and insurance firms, including Aon, Deloitte & Touche, Ernst & Young, Fidelity, ING Institutional Plan Services, PricewaterhouseCoopers and KPMG

•	Information technology services firms, including Accenture, ACS, ADP, ExcellerateHRO and IBM, as well as Internet/intranet development firms and smaller talent management companies like SuccessFactors
•	Boutique consulting firms consisting primarily of professionals formerly associated with the firms mentioned above
The market for our services is subject to change as a result of economic, regulatory and,legislative changes; technological developments; and increased competition from established and new competitors. We believe the primary factors in selecting a human resources consulting firm include reputation; the ability to provide measurable increases to shareholder value and return on investment; global scale; quality of service; and the ability to tailor services to a clients’ unique needs. We believe we compete favorably with respect to these factors.
Employees
The company employed approximately 7,700 and 7,510 associates as of June 30, 2009 and 2008 respectively, in the following practice areas:

	As of June 30,
	2009	2008
Benefits Group	3,405	3,290
Human Capital Group	825	900
Technology and Administration Solutions Group	900	850
Investment Consulting Group	565	500
Insurance & Financial Services Group	415	420
Other (incl. Communication)	450	450
Business Services (incl. Corporate and field support)	1,140	1,100

Total	7,700	7,510

None of our associates are subject to collective bargaining agreements except in Brazil, Germany, Belgium and Netherlands. We believe relations between management and associates are good.

Item 1A	— Risk Factors
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
With respect to our proposed merger with Towers Perrin, the parties have formed a new holding company, named Jupiter Saturn Holding Company, which we expect to file a registration statement on Form S-4 with the Securities and Exchange Commission. We urge you to read the registration statement on Form S-4 once it becomes available, because it will contain important information about the proposed merger, including relevant risk factors.

Watson Wyatt’s success will continue to depend on its ability to recruit and retain qualified consultants; our failure to do so could adversely affect our ability to compete successfully.
Watson Wyatt’s success depends on its ability to attract, retain and motivate qualified personnel generally, including executive officers, key management personnel and consultants. In order to attract and retain top talent, we must offer competitive compensation, and we may have to increase our compensation levels in the future as we continue to grow our business. We cannot assure that we will be able to attract and retain qualified consultants, management and other personnel necessary for the successful operation of our business.
The loss of key consultants and managers could damage or result in the loss of client relationships and adversely affect our business.
Our success largely depends upon the business generation capabilities and project execution skills of our consultants. In particular, our consultants’ personal relationships with our clients are a critical element of obtaining and maintaining client engagements. Losing consultants and account managers who manage substantial client relationships or possess substantial experience or expertise could materially adversely affect our results of operations.
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
We enter into some of our engagements on a negotiated fixed-fee basis. If we do not properly negotiate the price and manage the performance of these engagements, we might incur losses on individual engagements and experience lower profit margins and, as a result, our overall financial results could be materially adversely affected.
Failure to complete the merger with Towers Perrin in certain circumstances could require us to pay a termination fee or reimburse Towers Perrin’s expenses.
If our proposed merger with Towers Perrin should fail to occur under certain circumstances, such as our approval of a third-party proposal relating to an alternative business combination transaction, we may be obligated to pay Towers Perrin $65 million as a termination fee. In certain other circumstances, such as our failure to obtain stockholder approval of the merger, we could be required to reimburse Towers Perrin’s for its expenses up to a maximum amount of $10 million.
Failure to complete the merger with Towers Perrin could negatively impact Watson Wyatt and its future operations.
The proposed merger is subject to a number of closing conditions, many of which are beyond our control, such as obtaining requisite regulatory and stockholder approvals. If the merger is not completed for any reason, Watson Wyatt may be subjected to a number of risks, including the possibility of needing to find alternative avenues for achieving our strategic objectives. In addition, the price of Watson Wyatt common stock could decline to the extent that the current price reflects a market assumption that the merger will be completed. In addition, we have incured and will incur substantial expenses in connection with the merger, such as legal, accounting, filing, printing and mailing costs, regardless of whether the merger is completed.

If we are not able to successfully integrate the operations of Towers Perrin and Watson Wyatt, the combined company may fail to realize the anticipated growth opportunities, cost savings and other anticipated benefits of the merger.
Towers Perrin and Watson Wyatt operate as separate and independent companies, and will continue to do so until the completion of the merger. Following the effective time of the merger, Towers Watson management may face significant challenges in integrating the two companies’ technologies, organizations, procedures, policies and operations, as well as in addressing any differences in the business cultures of the two companies, and retaining key Towers Perrin and Watson Wyatt personnel. The integration process may be complex and time consuming and require substantial resources and effort, and require management to dedicate substantial effort to it. These efforts could divert management’s focus and resources from other strategic opportunities and from business operations during the integration process. Difficulties may occur during the integration process, including:
•	Loss of key officers and employees;

•	Loss of key clients;

•	Loss of revenues; and

•	Increases in operating, tax or other costs.
The success of the merger will depend in part on our ability to realize the anticipated growth opportunities and cost savings from integrating the businesses of Towers Perrin and Watson Wyatt, while minimizing or eliminating any difficulties that may occur. Even if the integration of the businesses of Towers Perrin and Watson Wyatt is successful, it may not result in the realization of the full benefits of the growth opportunities and cost savings that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on the revenues, expenses and operating results of Towers Watson.
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
Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services.
A material portion of our revenue will be affected by statutory changes. Many areas in which we provide services are the subject of government regulation which is constantly evolving. Changes in government and accounting regulations in the United States, within our principal geographic market, affects the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health care (such as medical plans), defined contribution plans (such as 401(k) plans), defined benefit plans (such as pension plans) or executive compensation, may materially adversely affect the demand for our services. In addition, we have significant operations in multiple countries throughout the world, which are subject to applicable laws and regulations of countries outside the United States. If we are unable to adapt our services to applicable laws and regulations, our ability to provide effective services in these areas will be substantially diminished.

Our business could be negatively affected by currently proposed or future legislative or regulatory activity concerning compensation consultants.
The independence of compensation consultants retained to provide advice to compensation committees of publicly-traded companies from the company’s management has been the subject of recent legislative and regulatory activity. On July 31, 2009, the U.S. House of Representatives passed H.R. 3269, the Corporate and Financial Institution Compensation Fairness Act of 2009, which requires any compensation consultant or other similar adviser to the compensation committee of any issuer to meet standards for independence that are to be established by SEC regulation. Issuers that violate this requirement would be prohibited from listing any class of equity security with the national securities exchanges and associations. In addition to legislative activity, the SEC recently proposed rules that, if adopted, would result in a number of changes to required proxy disclosures, including an enhanced disclosure requirement relating to compensation consultants and potential conflicts of interest. The SEC proposed rules call for disclosure of fees paid to compensation consultants as well as a description of any additional services provided to the issuer by the compensation consultant or its affiliates. Some of our clients may decide to terminate their relationships with us (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest and, as a result, our business, financial condition and results of operations could be materially adversely affected.
We are subject to risks of doing business internationally.
A sizable portion of our business is located outside of the United States. As a result, a significant portion of our business operations are subject to foreign financial and business risks, which could arise in the event of:
•	currency exchange rate fluctuations;

•	unexpected increases in taxes;

•	compliance with a variety of international laws, such as data privacy, employment, trade barriers and restrictions on the import and export of technologies, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	new regulatory requirements and/or changes in policies and local laws that materially affect the demand for our services or directly affect our foreign operations;

•	local economic and political conditions, including unusual, severe, or protracted recessions in foreign economies;

•	unusual and unexpected monetary exchange controls; or

•	civil disturbance or other catastrophic events that reduce business activity in other parts of the world. These factors may lead to decreased sales or profits and therefore may have a material adverse effect on our business, financial condition and operating results.
Competition from firms with greater resources could result in loss of our market share and reduced profitability.
The markets for our principal services are highly competitive. Our competitors currently include other human resources consulting and actuarial firms, as well as the human resources consulting divisions of diversified professional services and insurance firms and accounting firms. Several of our competitors have greater financial, technical and marketing resources than we have, which could enhance their ability to respond more quickly to technological changes, finance acquisitions and fund internal growth. Some competitors may have or may develop a lower cost structure. New competitors or alliances among competitors could emerge, creating additional competition and gaining significant market share. In order to respond to increased competition and pricing pressure, we might have to lower our prices, which would have an adverse effect on our revenue and profit margin.

Demand for our services may decrease for various reasons, including a general economic slowdown, a decline in a client’s or an industry’s financial condition or prospects, or a decline in defined benefit pension plans that could adversely affect our operating results.
We can give no assurance that the demand for our services will grow or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities. Our results from operations will be affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets particularly in the United States, may cause reduction in discretionary spending by our clients, which may reduce the demand for our services, increase price competition and adversely impact our growth and profit margins. If our clients enter bankruptcy or liquidate their operations, our revenue could be materially adversely affected.
In addition, the demand for many of our core benefits services, including compliance-related services, is affected by government regulation and taxation of employee benefits plans. Significant changes in tax or social welfare policy or regulations could lead some employers to discontinue their employee benefit plans, including defined benefit pension plans, thereby reducing the demand for our services. A simplification of regulations or tax policy also could reduce the need for our services.
Our clients generally may terminate our services at any time, which could decrease associate utilization, adversely impacting our profitability and results of operation.
Our clients generally may terminate our engagements at any time. If a client reduces the scope of, or terminates the use of our services with little or no notice, our associate utilization will decline. In such cases, we must rapidly re-deploy our associates to other engagements, if possible, in order to minimize the potential negative impact on our financial performance. In addition, because much of our work is project-based rather than recurring in nature, our associates’ utilization depends on our ability to continually secure additional engagements.
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
We offer investment consulting services that may require us to serve as a fiduciary as defined under the Employee Retirement Income Security Act of 1974, as amended. As a result, if our clients are not satisfied with our services, we may face damage to our professional reputation or increased legal liability.
We offer investment consulting services throughout our geographic markets. In the U.S. we offer investment consulting services thorough our wholly-owned subsidiary Watson Wyatt Investment Consulting, Inc. Through our Advanced Investment Solutions and Defined Contribution Solutions services, some of our clients receive discretionary implementation of their investment strategy and we may undertake fiduciary responsibilities under the Employee Retirement Income Security Act of 1974, as amended. If we fail to meet our contractual obligations and fail to apply when appropriate, fiduciary standards of care and diligence, we could be subject to significant legal liability or loss of client relationships. Further, a client may claim it suffered losses due to reliance on our investment consulting advice. In addition to client liability, governmental authorities may impose penalties with respect to our errors or omissions and may preclude us from doing business in relevant jurisdictions.
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

Our quarterly revenue may fluctuate while our expenses are relatively fixed.
Quarterly variations in our revenue and operating results occur as a result of a number of factors, such as:
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
A sizable portion of our total operating expenses are relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year end incentive bonuses. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments can cause significant variations in quarterly operating results and could result in losses. Over the most recent eight fiscal quarters, net income from continuing operations has fluctuated from $31.1 million to $42.5 million.
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
Our certificate of incorporation and bylaws contain provisions that might discourage, delay or prevent a change in control that a stockholder might favor. Our certificate of incorporation and/or bylaws:
•	Authorize the issuance of preferred stock without fixed characteristics that could be issued by our board of directors to increase the number of outstanding shares and deter a takeover attempt;
•	Provide that only the President or our board of directors may call a special meeting of shareholders;
•	Prohibit stockholder action by written consent, which requires all actions to be taken at a meeting of the shareholders;
•	Provide that vacancies on our board of directors, including new directorships, may be filled only by the directors then in office;
•	Require super-majority voting for the shareholders to amend our bylaws and other provisions of our certificate of incorporation;
•	Prohibit a stockholder from presenting a proposal or director nomination at an annual meeting unless the stockholder provides us with sufficient advance notice.

Item 1B.	Unresolved SEC Comments
None.

Item 2.	Properties.
As of June 30, 2009, we operated in 108 offices in principal markets throughout the world. Operations of each of our segments are carried out in leased offices under operating leases that typically do not exceed 10 years in length. We do not anticipate difficulty in meeting our space needs at lease expiration.
The fixed assets owned by Watson Wyatt represented approximately 11 percent of total assets as of June 30, 2009, and consisted primarily of computer equipment and software, office furniture and leasehold improvements.

Item 3.	Legal Proceedings.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Item 3 regarding our legal proceedings is incorporated by reference herein from Note 13 “Commitments and Contingent Liabilities,” of the Notes to the Consolidated Financial Statements in this Form 10-K for the year ending June 30, 2009.

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
An additional 1,950,000 shares were paid to the former partners of WWLLP on April 15, 2008, after the achievement by the acquired business of certain agreed-upon financial performance goals. Sale of these shares were restricted until July 31, 2009. The diluted earnings per share calculation assumes these shares had been issued since July 31, 2005.
In conjunction with its acquisition of WWN on February 1, 2007, the company issued 252,285 Class A common shares which were subject to contractual transfer restrictions. Transfer restrictions on 50% of these shares expired on February 1, 2008. Transfer restrictions on the remaining shares expired on February 1, 2009. An additional 218,089 shares were issued to the former partners of WWN on June 27, 2008 after achievement by the acquired business of certain financial performance goals. Sale of these shares are subject to contractual transfer restrictions. The restrictions on 50% of the shares expired on June 27, 2009 and the restrictions on the remainings shares will expire on June 27, 2010. The diluted earnings per share calculation assumes these shares had been issued at the beginning of fiscal year 2008.
Market Information
Watson Wyatt Worldwide, Inc. Class A common stock is currently traded on the New York Stock Exchange and NASDAQ under the symbol WW. The following table sets forth the range of high and low closing share prices for each quarter of fiscal years 2009 and 2008, determined by the daily closing stock prices.

	2009		2008
	High	Low	High	Low
First quarter (July 1 through September 30)	$59.80	$48.45	$51.19	$43.00
Second quarter (October 1 through December 31)	48.23	33.47	49.82	43.90
Third quarter (January 1 through March 31)	50.43	42.81	58.40	43.10
Fourth quarter (April 1 through June 30)	53.36	36.72	60.22	52.89
Holders
As of June 30, 2009, there were approximately 361 registered shareholders of our Class A common stock.
Dividends
The board of directors of the company has approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in fiscal year 2009 and in fiscal year 2008 were $12.8 million.

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
Securities Authorized for Issuance Under Equity Compensation Plans
Our equity compensation plans include the 2000 Long-Term Incentive Plan, which provides for the granting of nonqualified stock options and stock appreciation rights, the 2001 Employee Stock Purchase Plan, the 2001 Deferred Stock Unit Plan for Selected Employees and the Amended Compensation Plan for Outside Directors. We have discontinued the issuance of stock options. Common stock is issued monthly for purchases under our 2001 Employee Stock Purchase Plan and upon vesting of deferred stock units under our 2001 Deferred Stock Unit Plan, described below. These issuances of common stock at the market price on date of issuance are typically from our treasury shares held by the company. All of our equity compensation plans have been approved by stockholders. See Note 9 of the Notes to the Consolidated Financial Statements for the additional information on our plans.
Deferred stock units to certain senior associates issued in accordance with the 2001 Deferred Stock Unit Plan for Selected Employees are typically related to two programs:
•	Selected senior associates receive deferred stock units in lieu of a portion of their annual fiscal year end bonus. Each deferred stock unit represents one share of common stock at the market price on the date of grant. Typically deferred stock units are issued annually in September and vest immediately.
•	Selected senior associates receive deferred stock units in the Performance Share Bonus Incentive Program. The target compensation is based either on the associate’s salary or on the value of the cash portion of the participant’s fiscal year-end bonus target and a multiplier, which ranges from 0% to 170%. The target compensation is then converted into a target number of deferred stock units based upon the company’s stock price as of the quarter end prior to grant. This performance based award is based on the extent to which financial and strategic performance metrics are achieved over a three year period. Typically deferred stock units are issued in September following the end of the program’s three year term and vest immediately.
The following chart gives aggregate information regarding grants under all of the company’s equity compensation plans through June 30, 2009:

Number of shares
remaining available
for future issuance
	Number of shares to		under equity
	be issued upon		compensation plans
	exercise of	Weighted-average	(excluding shares
	outstanding options,	exercise price of	reflected in the first
Plan Category	warrants and rights	outstanding options	column)
Equity compensation plans approved by stockholders	—	$—	4,237,700 (1)

(1)	Includes 2,548,915 shares remaining available for future issuance under the 2000 Long-Term Incentive Plan, 420,714 shares under the 2001 Employee Stock Purchase Plan, 1,191,026 shares under the 2001 Deferred Stock Unit Plan for Selected Employees, and 77,045 shares under the Amended Compensation Plan for Outside Directors.

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
Performance Graph
This information is included in Watson Wyatt Worldwide, Inc. Form 10K/A to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The company periodically repurchases shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with the company’s benefits plans. The table below illustrates that no shares were repurchased during the fourth quarter of fiscal year 2009 and highlights the remaining number of shares that may be purchased under the plan:

Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
April 1, 2009, through April 30, 2009	—	$—	—	—
May 1, 2009, through May 31, 2009	—	—	—	—
June 1, 2009, through June 30, 2009	—	—	—	—

Total	—	—	—	1,218,023

During the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A Common Stock. The maximum number of shares remaining to be repurchased under this plan is 468,023.
During the fourth quarter of fiscal year 2009, the company’s Board of Directors approved an additional plan to repurchase of up to 750,000 shares of our Class A Common Stock. There were no shares repurchased during the fourth quarter.

Item 6.	Selected Consolidated Financial Data
The table on the following page sets forth selected consolidated financial data of Watson Wyatt for each of the years in the five-year period ended June 30, 2009. The selected consolidated financial data as of June 30, 2009 and 2008, and for each of the three years in the period ended June 30, 2009, were derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K. The selected consolidated financial data as of June 30, 2007, 2006 and 2005, and for each of the years ended June 30, 2006 and 2005, were derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K. The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year Ended June 30,
	2009	2008	2007	2006	2005
Statement of Operations Data:
(amounts are in thousands, except per share data)
Revenue (a)	$1,676,029	$1,760,055	$1,486,523	$1,271,811	$737,421

Costs of providing services:
Salaries and employee benefits	936,825	970,236	805,571	699,049	397,252
Professional and subcontracted services	95,690	105,896	99,943	84,165	57,810
Occupancy, communications and other	183,433	208,058	184,832	164,140	106,752
General and administrative expenses	177,250	176,664	159,637	147,122	74,612
Depreciation and amortization	73,448	72,428	57,235	44,918	20,210

	1,466,646	1,533,282	1,307,218	1,139,394	656,636

Income from operations	209,383	226,773	179,305	132,417	80,785

Income/(loss) from affiliates (a)	8,181	2,067	(5,500)	1,135	7,146
Interest income	2,022	5,584	4,066	4,325	2,833
Interest expense	(2,778)	(5,977)	(1,581)	(4,093)	(661)
Other non-operating income/(loss)	4,926	464	178	(2,081)	(7,404)

Income from continuing operations before income taxes	221,734	228,911	176,468	131,703	82,699
Provision for income taxes	75,276	73,470	60,193	45,585	31,303

Income from continuing operations	146,458	155,441	116,275	86,118	51,396
Discontinued operations (b)	—	—	—	1,073	766

Net income	$146,458	$155,441	$116,275	$87,191	$52,162

Earnings per share, continuing operations, basic	$3.43	$3.65	$2.74	$2.08	$1.58
Earnings per share, continuing operations, diluted (c)	$3.42	$3.50	$2.60	$1.99	$1.56
Earnings per share, discontinued operations, basic	$—	$—	$—	$0.03	$0.02
Earnings per share, discontinued operations, diluted	$—	$—	$—	$0.02	$0.02
Earnings per share, net income, basic	$3.43	$3.65	$2.74	$2.11	$1.60
Earnings per share, net income, diluted (c)	$3.42	$3.50	$2.60	$2.01	$1.58
Dividends declared per share	$0.30	$0.30	$0.30	$0.30	$0.30
Weighted average shares of common stock, basic	42,690	42,577	42,413	41,393	32,541
Weighted average shares of common stock, diluted	42,861	44,381	44,684	43,297	32,845

	As of June 30,
	2009	2008	2007	2006	2005
Balance Sheet and Other Data:
Cash and cash equivalents	$209,832	$124,632	$248,186	$165,345	$168,076
Working capital	228,460	172,241	326,354	197,312	236,658
Goodwill & Intangible Assets	728,987	870,943	594,651	511,116	22,664
Total assets	1,626,319	1,715,976	1,529,709	1,240,359	618,679
Revolving credit facility	—	—	105,000	30,000	—
Dividends declared	12,785	12,768	12,717	12,667	9,756
Stockholders’ equity	853,638	984,395	787,519	648,761	234,203
Shares outstanding	42,657	43,578	42,299	42,386	32,627

(a)	The company has acquired many entities during the past five fiscal years including, WWLLP, WWN and Heissmann. The WWLLP business combination was completed July 31, 2005 and as a result, our financial statements reflect the consolidation of the European operations beginning August 1, 2005. Prior to July 31, 2005, the company recorded its share of the results of WWLLP using the equity method of accounting. This income is reflected in the “Income from affiliates” line on our income statement. Our share of the results of our affiliated captive insurance company, Professional Consultants Insurance Company, Inc. (PCIC), and other investments in affiliates continues to be recorded using the equity method of accounting, and is also reflected in the “Income from affiliates” line.

(b)	In fiscal year 2005 and 2006, we revised our estimates related to remaining future obligations and costs associated with the discontinuation in 1998 of our benefits administration outsourcing business. As a result, we reduced the amount of our liability for losses from disposal, less the associated income tax expense.

(c)	The diluted earnings per share calculation for fiscal years 2008, 2007 and 2006 assume that 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005. The diluted earnings per share calculation for 2008 also assumes that the 218,089 WWN contingent shares were also outstanding at the beginning of the fiscal year. All of these shares were issued during the fourth quarter of fiscal year 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This filing contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to the following: Note 5 - Retirement Benefits; Note 10 — Goodwill and Intangible Assets; Note 15 — Restricted Shares; Note 13 — Commitments and Contingent Liabilities; Note 11 — Income Taxes; the Executive Overview; Critical Accounting Policies and Estimates; the discussion of our capital expenditures; Off-Balance Sheet Arrangements and Contractual Obligations; Risk Management; and Part II, Item 1 “Legal Proceedings”. You can identify these statements and other forward-looking statements in this filing by words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “plan”, “intend”, “continue”, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include but are not limited to:
•	the ability of Watson Wyatt and Towers Perrin to obtain governmental and regulatory approvals of the merger on the proposed terms and schedule;
•	failure to complete the merger with Towers Perrin in certain circumstances could require us to pay a termination fee or reimburse Towers Perrin’s expenses;
•	failure to complete the merger with Towers Perrin could negatively impact Watson Wyatt and its future operations;
•	our ability to integrate acquired businesses into our own business, processes and systems, and achieve the anticipated results;
•	foreign currency exchange and interest rate fluctuations;
•	general economic and business conditions that adversely affect us or our clients;
•	our continued ability to recruit and retain qualified associates;
•	the success of our marketing, client development and sales programs after our acquisitions;
•	our ability to maintain client relationships and to attract new clients after our acquisitions;
•	declines in demand for our services;
•	outcomes of pending or future professional liability cases and the availability and capacity of professional liability insurance to fund the outcome of pending cases or future judgments or settlements;
•	our ability to obtain professional liability insurance;
•	a significant decrease in the demand for the consulting, actuarial and other services we offer as a result of changing economic conditions or other factors;
•	actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and Internet/intranet development firms;
•	our ability to achieve cost reductions after our recent acquisitions;
•	exposure to liabilities that have not been expressly assumed in our acquisition transactions;
•	the level of capital resources required for future acquisitions and business opportunities;
•	regulatory developments abroad and domestically that impact our business practice;
•	legislative and technological developments that may affect the demand for or costs of our services;
and other factors discussed under “Risk Factors” in Item I of this Form 10-K. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

Executive Overview
Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Technology and Administration Solutions, Human Capital Consulting, Investment Consulting and Insurance and Financial Services, operating from 34 countries throughout North America, Europe, Asia Pacific, Latin America, Africa and the Middle East.
In the short term, our revenue is driven by many factors including the general state of the global economy and the resulting level of discretionary spending by our clients, the ability of our consultants to attract new clients or cross-sell to existing clients, and the impact of new regulations in the legal and accounting fields. In the long term, we expect that the company’s financial results will depend in large part upon how well we succeed in deepening our existing client relationships through thought leadership and focus on cross-practice solutions, actively pursuing new clients in our target markets, cross selling and strategic acquisitions.
We design, develop and implement human resource strategies and programs through the following closely-interrelated practice areas:
Benefits Group — The Benefits Group, accounting for 57 percent of our total fiscal year 2009 revenue, is the foundation of our business. Retirement, the core of our Benefits Group business, is less impacted by discretionary spending reductions than our other segments, mainly due to the recurring nature of client relationships. Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods. Major revenue growth drivers in this practice include changes in regulations, leverage from other practices, increased global demand and increased market share.
Technology and Administration Solutions Group — Our Technology and Administration Solutions Group, accounting for 11 percent of our total fiscal year 2009 revenue, provides information technology services to our customers.
Human Capital Group — Our Human Capital Group, accounting for 10 percent of our total fiscal year 2009 revenue, generally encompasses short-term projects. As a result, this segment is most sensitive to cyclical economic fluctuations.
Investment Consulting Group — Our Investment Consulting Group accounts for 10 percent of our total fiscal year 2009 revenue. This business, although relationship based, can be affected by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility.
Insurance and Financial Services Group — Our Insurance & Financial Services Group accounts for 7 percent of our total fiscal year 2009 revenue. This business is characterized by ongoing relationships with our clients who will typically use our skills on a number of different projects.

Financial Statement Overview
Watson Wyatt’s fiscal year ends June 30.
We derive substantially all of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. For fiscal years 2009, 2008 and 2007, no single client accounted for more than 1 percent of our consolidated revenue.
The company’s top six markets based on percentage of consolidated revenue, which includes the impact of foreign currency, during the fiscal years ended June 30, 2009, 2008, and 2007 were as follows:

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
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services, as well as reserves for professional liability claims. For the last three fiscal years, approximately 55 to 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue.
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
An estimated annual bonus amount is initially developed at the beginning of each fiscal year in conjunction with our budgeting process. Quarterly, estimated annual operating performance is reviewed by the company and the discretionary annual bonus amount is then adjusted, if necessary, by management to reflect changes in the forecast of pre-bonus profitability for the year. In those quarters where the estimated annual bonus level changes, the remaining estimated annual bonus is accrued over the remaining quarters. Annual bonus levels may vary from current expectations as a result of changes in the company’s forecast of net income and competitive employment market conditions.

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
Pension Assumptions
We sponsor both qualified and non-qualified, non-contributory defined benefit pension plans in North America and the U.K. that cover approximately 85% of our consolidated pension liability. Under our plans in North America, benefits are based on the number of years of service and the associate’s compensation during the five highest paid consecutive years of service. Beginning January 2008, we have made changes to our plan in the U.K. related to years of service used in calculating benefits for associates. Benefits earned prior to January 2008 are based on the number of years of service and the associate’s compensation during the three years before leaving the plan and benefits earned after January 2008 are based on the number of years of service and the associate’s average compensation during the associate’s term of service since that date. The non-qualified plan, included only in North America, provides for pension benefits that would be covered under the qualified plan but are limited by the Internal Revenue Code. The non-qualified plan has no assets and therefore is an unfunded arrangement. The benefit liability is reflected on the balance sheet. The measurement date for each of the plans is June 30.
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

The assumptions used in the valuation for the North America plans, included the following at the end of the past three fiscal years:

	Year Ended June 30,
	2009	2008	2007

Discount rate, Projected Benefit Obligation	7.21%	6.91%	6.25%
Discount rate, Net Periodic Benefit Cost	6.91%	6.25%	6.25%
Expected long-term rate of return on assets	8.61%	8.75%	8.75%
Rate of increase in compensation, Projected Benefit Obligation	3.29%	4.08%	3.84%
Rate of increase in compensation, Net Periodic Benefit Cost	4.08%	3.84%	3.84%
The 7.21 percent discount rate assumption used at the end of fiscal year 2009 represents a 30 basis point increase over the rate used at fiscal year 2008 and a 96 basis point increase over the discount rate at fiscal year 2007. The company’s discount rate assumptions were determined by matching expected future pension benefit payments with current U.S. AA corporate bond yields for the same periods.
The expected long-term rate of return on assets assumption decreased to 8.61 percent per annum for fiscal year 2009 from 8.75 percent per annum for fiscal years 2008 and 2007. Selection of the return assumption at 8.61 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments. The investment makeup is heavily weighted towards equities.
The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

	Effect on FY2009
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$3.0	million
25 basis point increase in discount rate	-$2.9	million
25 basis point decrease in expected return on assets	+$1.3	million
25 basis point increase in expected return on assets	-$1.3	million
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
United Kingdom
The following assumptions were used at the end of the past three fiscal years in the valuation of our U.K. plan:

	Year Ended June 30,
	2009	2008	2007

Discount rate	6.30%	6.50%	5.80%
Expected long-term rate of return on assets	6.81%	6.46%	5.69%
Rate of increase in compensation	5.45%	5.65%	4.95%

The 6.30 percent discount rate assumption used at the end of fiscal year 2009 represents a 20 basis point decrease over the rate used at fiscal year 2008 and an 50 basis point increase over the discount rate at fiscal year 2007. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this increase reflects the change in yields between these dates.
The expected long-term rate of return on assets assumption increased to 6.81 percent per annum for fiscal year 2009 from 6.46 percent per annum for fiscal year 2008. The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.
The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Effect on FY2009
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$2.4	million
25 basis point increase in discount rate	- $2.1	million
25 basis point decrease in expected return on assets	+ $0.8	million
25 basis point increase in expected return on assets	- $0.8	million
The differences in the discount rate and compensation level assumption used for the North American and U.K. plans above can be attributed to the differing interest rate environments associated with the currencies and economies to which the plans are subject. The differences in the expected return on assets are primarily driven by the respective asset allocation in each plan, coupled with the return expectations for assets in the respective currencies. The U.K. plan invests approximately 55 percent of its assets in bonds in comparison with the North American plans which invest approximately 60 percent in equities, which on average provide a higher return than bonds.
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

As of June 30, 2009, we performed our annual goodwill evaluation for impairment and as a result we did not recognize any impairment to goodwill. In addition, we did not identify any factors that would indicate that our intangible assets were impaired.
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
Results of Operations
The following table sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated:

	Year ended June 30,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%

Costs of providing services:
Salaries and employee benefits	55.9%	55.1%	54.2%
Professional and subcontracted services	5.7%	6.0%	6.7%
Occupancy, communications and other	10.9%	11.8%	12.4%
General and administrative expenses	10.6%	10.0%	10.7%
Depreciation and amortization	4.4%	4.1%	3.9%

	87.5%	87.1%	87.9%

Income from operations	12.5%	12.9%	12.1%

Income/(loss) from affiliates	0.5%	0.1%	(0.4)%
Interest expense	(0.2)%	(0.3)%	(0.1)%
Interest income	0.1%	0.3%	0.3%
Other non-operating income	0.3%	0.0%	0.0%

Income before income taxes	13.2%	13.0%	11.9%

Provision for income taxes	4.5%	4.2%	4.0%

Net income	8.7%	8.8%	7.8%

Fiscal Year Ended June 30, 2009, Compared to Fiscal Year Ended June 30, 2008
Revenue
Revenue for fiscal year 2009 was $1.68 billion, a decrease of $84.0 million, or 5 percent, from $1.76 billion in fiscal year 2008. On a constant currency basis, revenue increased 3 percent over fiscal year 2008.
The average exchange rate used to translate our revenue earned in British pounds sterling decreased to 1.6323 for fiscal year 2009 from 2.0114 for fiscal year 2008, and the average exchange rate used to translate our revenue earned in Euros decreased to 1.3816 for fiscal year 2009 from 1.4736 for fiscal year 2008. The impact of the depreciation of the British pound and the Euro was a $115 million decrease in revenue in fiscal year 2009 as compared to fiscal year 2008. Changes in the value of other foreign currencies relative to the U.S. dollar resulted in an additional $16 million decrease in revenue in fiscal year 2009 as compared to fiscal year 2008.
The changes in our segment revenue for fiscal year 2009 as compared to fiscal year 2008 are as follows. Constant currency is calculated by translating prior year revenue at the current year average exchange rate.
•	Benefits revenue decreased $33.3 million, or 3 percent, compared with fiscal year 2008 due to the strengthening of the U.S. dollar. On a constant currency basis, revenue increased 4 percent over fiscal year 2008 due to increased demand for our services.
•	Technology and Administration Solutions revenue increased $5.1 million, or 3 percent, compared with fiscal year 2008, due to increases in both North America and Europe. On a constant currency basis, Technology and Administration Solutions revenue increased 12% over fiscal year 2008. In Europe, revenue increased primarily as a result of new clients. In North America, revenue increased due to additional project work at existing clients as well as to an increase in the number of projects in on-going service delivery.
•	Human Capital Group revenue decreased $23.2 million, or 12 percent, compared with fiscal year 2008. On a constant currency basis, revenue decreased 8% over fiscal year 2008 due to decreases in demand for compensation, data and organizational effectiveness services.
•	Investment Consulting revenue decreased $8.4 million, or 5 percent, compared with fiscal year 2008. On a constant currency basis, revenue increased 11% over fiscal year 2008 due primarily to increased demand for investment strategy advice and implemented consulting services.
•	Insurance and Financial Services revenue decreased $1.4 million, or 1 percent, compared with fiscal year 2008. On a constant currency basis, revenue increased 12% over fiscal year 2008 due primarily to additional project work.
Salaries and Employee Benefits
Salaries and employee benefits expenses for fiscal year 2009 were $936.8 million, compared to $970.2 million in fiscal year 2008, a decrease of $33.4 million or 3.4 percent. The decrease results primarily from the change in the average exchange rates used to translate our expenses incurred in British pounds and the Euro. The change in exchange rates has affected each expense category in a similar fashion. On a constant currency basis, salaries and employee benefits increased 7 percent, primarily as a result of increases in pension expense and base salary. Salaries and employee benefits also includes $10.2 million of severance expense due to cost containment measures in response to economic conditions in fiscal year 2009. As a percentage of revenue, salaries and employee benefits increased to 55.9 percent from 55.1 percent.

Professional and Subcontracted Services
Professional and subcontracted services used in consulting operations for fiscal year 2009 were $95.7 million, compared to $105.9 million for fiscal year 2008, a decrease of $10.2 million or 9.6 percent. On a constant currency basis, professional and subcontracted services increased 1 percent. As a percentage of revenue, professional and subcontracted services decreased to 5.7 percent from 6.0 percent.
Occupancy, Communications and Other
Occupancy, communications and other expenses for fiscal year 2009 were $183.4 million, compared to $208.1 million for fiscal year 2008, a decrease of $24.6 million or 11.8 percent. On a constant currency basis, occupancy, communications and other decreased 3 percent due to our cost containment efforts, principally in the areas of travel, rent, telephone, promotion and office supplies. As a percentage of revenue, occupancy, communications and other expenses decreased to 10.9 percent from 11.8 percent.
General and Administrative Expenses
General and administrative expenses were $177.3 million for fiscal year 2009, compared to $176.7 million for fiscal year 2008, an increase of $0.6 million or less than 1 percent. On a constant currency basis, general and administrative expenses increased 9 percent, principally due to increases in salary, pension and employee benefits expenses as well as $2.3 million of severance expense. General and administrative expenses for fiscal year 2009 include $7.6 million of general and administrative expenses from our Heissmann operation. These expenses had been classified amongst the remaining line items under the “costs of providing services” section of the income statement for fiscal year 2008. As a percentage of revenue, general and administrative expenses increased to 10.6 percent from 10.0 percent.
Depreciation and Amortization
Depreciation and amortization for fiscal year 2009 was $73.4 million, compared to $72.4 million for fiscal year 2008, an increase of $1.0 million or 1.4 percent. On a constant currency basis, depreciation and amortization increased 10 percent, principally due to increases in depreciation of internally developed software used to support our Benefits and Technology and Administration Solutions Groups as well as depreciation on capital assets. As a percentage of revenue, depreciation and amortization increased to 4.4 percent from 4.1 percent.
Income From Affiliates
Income from affiliates for the fiscal year 2009 was $8.2 million compared to $2.1 million for fiscal year 2008, an increase of $6.1 million. These amounts reflect our portion of PCIC’s, Fifth Quadrant’s, Dubai’s and IFA’s operating results for fiscal year 2009 while the fiscal year 2008 only included our share of PCIC’s operating results. In addition, our share of PCIC’s operating results in fiscal year 2009 reflected favorable claim experience in comparison with fiscal year 2008.
Interest Expense
Interest expense was $2.8 million for fiscal year 2009, a decrease of $3.2 million from $6.0 million during fiscal year 2008. The decrease is due to a lower average debt balance as well as a decrease in the average interest rate in the current year. The higher average debt balance in fiscal year 2008 was the result of borrowings required for the Heissmann acquisition in July 2007.

Interest Income
Interest income was $2.0 million for fiscal year 2009, a decrease of $3.6 million from $5.6 million during fiscal year 2008. The decrease is mainly due to a lower average cash balance in the current period compared to the prior period, combined with lower short-term interest rates in the United States and Europe.
Other Non-Operating Income
Other non-operating income was $4.9 million for fiscal year 2009, an increase of $4.5 million from $0.5 million during fiscal year 2008. The increase was mainly due to the receipt of contingent payments associated with divestiture of multi-employer business in 2008.
Income Before Income Taxes
Income before income taxes for fiscal year 2009 was $221.7 million, a decrease of $7.2 million, or 3.1 percent, from $228.9 million during fiscal year 2008. As a percentage of revenue, income before income taxes for fiscal year 2009 increased to 13.2 percent from 13.0 percent.
Provision for Income Taxes
Provision for income taxes for fiscal year 2009 was $75.3 million, compared to $73.5 million for fiscal year 2008. Our effective tax rate was 33.95 percent for fiscal year 2009 and 32.1 percent for fiscal year 2008. The tax rate increase is due to the geographic mix of income and true ups of the annual tax provision. The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.
Net Income
Net income for fiscal year 2009 was $146.5 million, a decrease of $9.0 million, or 5.8 percent, from $155.4 million during fiscal year 2008. As a percentage of revenue, net income for fiscal year 2009 decreased to 8.7 percent from 8.8 percent.
Earnings Per Share
Diluted earnings per share was $3.42 for fiscal year 2009, compared to $3.50 for fiscal year 2008.

Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007
Revenue
Revenue for fiscal year 2008 was $1.76 billion, an increase of $274 million, or 18 percent, from $1.49 billion in fiscal 2007. We acquired Watson Wyatt Netherlands in February 2007 and Heissmann, our German business, in July 2007. Approximately $101 million of the increase in revenue is due to the additional seven months of Watson Wyatt Netherlands and the full year of Heissmann included in our fiscal 2008 results. The remainder of the increase in revenue is due to the growth of our business and the strengthening of currencies against the U.S. dollar.
The average exchange rate used to translate our revenue earned in British pounds sterling increased to 2.0114 for fiscal year 2008 from 1.9391 for fiscal year 2007, and the average exchange rate used to translate our revenue earned in Euros increased to 1.4736 for fiscal year 2008 from 1.3113 for fiscal year 2007. The appreciation of the British pound and the Euro resulted in $34 million of the increase in revenue in fiscal 2008. Changes in the value of other foreign currencies relative to the U.S. dollar resulted in $16 million of the increase in fiscal year 2008 revenue.
A comparison of segment revenue between fiscal year 2008 and fiscal year 2007 is provided below:
•	The Benefits Group revenue increased $172.6 million, or 21 percent, over fiscal year 2007. Approximately $97.7 million of the increase is due to the acquisitions of Heissmann and Watson Wyatt Netherlands. The remainder of the increase is due to increased demand for our services, primarily in the U.S. and Europe, and changes in foreign exchange rates. The strengthening of the European and Canadian currencies accounted for 3 percentage points of the increase. Excluding the impact of acquisitions and changes in foreign exchange rates, the Benefits Group revenue growth was 6%.
•	The Technology and Administration Solutions Group revenue increased $25.4 million, or 16 percent, over fiscal year 2007, largely due to an increase in administration services in both the U.S. and Europe as well as the result of system modifications made to pension administration systems as companies implemented provisions of the Pension Protection Act in the U.S. The number of projects in service delivery in the U.S. was 142 at June 30, 2008, an increase from 84 at June 30, 2007. The number of projects in implementation in the U.S. was 50 at June 30, 2008, a decrease from 67 at June 30, 2007. In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (EITF 00-3), the Company begins recognizing revenue after projects go into service. No revenue are recognized during project implementation. The strengthening of the European and Canadian currencies accounted for 2 percentage points of the increase.
•	The Human Capital Group revenue increased $26.1 million, or 15 percent, over fiscal year 2007, primarily due to increased demand for our compensation consulting and our data services. The strengthening of the European and Canadian currencies accounted for 3 percentage points of the increase.
•	The Investment Consulting Group revenue increased $40.5 million, or 31 percent, over fiscal year 2007 due to an increase in demand for our services, especially investment strategy advice. The strengthening of the European and Canadian currencies accounted for 4 percentage points of the increase.

•	The Insurance and Financial Services Group revenue increased $4.9 million, or 4 percent, over fiscal year 2007 due to the strengthening of the European currencies. Revenue was flat on a constant currency basis. The increase in revenue in Asia Pacific was offset by a decline in revenue in Europe.
Salaries and Employee Benefits
Salaries and employee benefits expenses for fiscal year 2008 were $970.2 million, compared to $805.6 million in fiscal year 2007, an increase of $164.6 million or 20.4 percent. Of this increase, $68.5 million, or 8.5 percentage points, was attributable to the inclusion of recently acquired entities in our consolidated financials. An additional 3.0 percentage points was attributable to the strengthening of foreign currencies. The remaining increase, inclusive of the impact of foreign currencies, was principally due to higher salaries of $60.8 million, which is partially due to a 3.5 percent increase in headcount, a $33.4 million increase in discretionary compensation and increased benefits expense of $16.8 million. The increase was partially offset by a decrease in pension expense of $15.5 million. As a percentage of revenue, salaries and employee benefits increased to 55.1 percent from 54.2 percent.
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
Interest Expense
Interest expense was $6.0 million for fiscal year 2008, an increase of $4.4 million from $1.6 million during fiscal year 2007. The increase was due to a higher average debt balance in fiscal year 2008 resulting from borrowings required for the Heissmann acquisition in July 2007.
Other Non-Operating Income
Other non-operating income was $0.5 million for fiscal year 2008, an increase of $0.3 million from $0.2 million during fiscal year 2007. The increase was mainly due to additional payments on divestitures, including payments for the sales of $0.3 million of the financial planning practice in Australia and $0.2 million of the company’s multi-employer retirement consulting business.
Income Before Income Taxes
Income before income taxes for fiscal year 2008 was $228.9 million, an increase of 29.7 percent from $176.5 million during fiscal year 2007. As a percentage of revenue, income before income taxes for fiscal year 2008 increased to 13.0 percent from 11.9 percent.
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
Net Income
Net income for fiscal year 2008 was $155.4 million, an increase of 33.7 percent from $116.3 million during fiscal year 2007. As a percentage of revenue, net income for fiscal year 2008 increased to 8.8 percent from 7.8 percent.

Earnings Per Share
Diluted earnings per share was $3.50 for fiscal year 2008, compared to $2.60 for fiscal year 2007. The diluted earnings per share calculations assume that the 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005. The diluted earnings per share calculation for 2008 also assumes that the 218,089 WWN contingent shares were also outstanding at the beginning of the fiscal year.
Liquidity and Capital Resources
Our cash and cash equivalents as of June 30, 2009 totaled $209.8 million, compared to $124.6 million as of June 30, 2008. During fiscal year 2009, we paid $166 million of previously accrued discretionary compensation, $66.5 million in corporate taxes, $77.4 million for stock repurchases, $39.2 million in capital expenditures, $23.4 million in expenditures related to capitalized software and $12.8 million in dividends. These payments were funded by cash flow from operations and from existing cash balances. Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, stock buybacks, and dividends, or any combination of these options. The company believes that it has sufficient resources to fund operations through the next twelve months.
Our non U.S. operations are substantially self-sufficient for their working capital needs. As of June 30, 2009, $174.4 million of the total cash balance of $209.8 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant restrictions other than local or U.S. taxes associated with repatriation.
Under the terms of the WWLLP business combination, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlements related to the former partners of WWLLP. If the assets of the trust are not used by 2017, they will be returned to the company. As of June 30, 2009, we maintained $5.6 million of restricted cash related to this obligation. This restricted cash balance was included in other assets on our consolidated balance sheet.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of June 30, 2009, at appreciated U.S. dollar rates compared to historical periods. As a result, cash flows derived from changes in the company’s consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash From Operating Activities
Cash from operating activities for fiscal year 2009 was $227.5 million, compared to cash from operating activities of $283.7 million for fiscal year 2008. This decrease is primarily from a $27.4 million decrease of cash from accounts payable and accrued liabilities compared to a $79.9 increase in cash in the prior year cash flows. Liabilities decreased due to reductions in discretionary spending and cost saving efforts initiated in the second half of fiscal year 2009. Offsetting this decrease in cash from operating activities, we experienced a $58.0 million increase in cash flows related to receivables from clients compared to a $22.1 million decrease in cash flows in the prior year cash flows. This increase in cash is due to increased cash collections and as a result we also experienced a $4.1 million decrease in allowance for doubtful accounts from June 30, 2008 to June 30, 2009. The number of days of accounts receivable and work in process outstanding decreased to 62 at June 30, 2009 from 71 at June 30, 2008.
Cash from operating activities for fiscal year 2008 was $283.7 million, compared to cash from operating activities of $167.1 million for fiscal year 2007. The increase is primarily attributable to $39.2 million of additional net income and an increase in the discretionary compensation accrual.

The allowance for doubtful accounts increased $2.3 million from June 30, 2007 to June 30, 2008. The number of days of accounts receivable and work in process outstanding decreased to 71 as of June 30, 2008 from 83 as of June 30, 2007.
Cash Used in Investing Activities
Cash used in investing activities for fiscal year 2009 was $61.1 million, compared to $204.6 million for fiscal year 2008. The difference can be primarily attributed to the Heissmann business combination and other acquisition related payments during fiscal year 2008 totaling $138.8 million.
Cash used in investing activities for fiscal year 2008 was $204.6 million, compared to $114.2 million for fiscal year 2007. The difference can be primarily attributed to the Heissmann business combination and other acquisition related payments in fiscal year 2008 totaling $138.8 million.
Cash (Used in) From Financing Activities
Cash used in financing activities was $83.7 million for fiscal year 2009, compared to $188.8 million from financing activities during fiscal year 2008. The difference was primarily attributable to net debt repayments of $105.0 million in fiscal year 2008, for which there were no borrowings and repayments in fiscal year 2009, and lower stock repurchases.
Cash used in financing activities was $188.8 million for fiscal year 2008, compared to cashflows of $27.2 million from financing activities during fiscal year 2007. The difference was primarily attributable to net debt repayments of $105.0 million in fiscal year 2008, compared to net borrowings of $75 million during fiscal year 2007 and higher stock repurchases in fiscal year 2008.
Capital Commitments
Expenditures of capital funds were $39.2 million for fiscal year 2009. Anticipated commitments of capital funds for Watson Wyatt are estimated at $25 million for fiscal year 2010. We expect cash from operations to adequately provide for these cash needs. For a description of the capital commitments associated with the proposed merger with Towers Perrin (See Item 1. Business of this report).
Dividends
During fiscal year 2009, the Board of Directors of the company approved the payment of a quarterly cash dividend in the amount of $0.075 per share. Total dividends paid in fiscal year 2009 and in fiscal year 2008 were $12.8 million, respectively.
Under our credit facility in effect as of June 30, 2007 (see Note 8 of Notes to the Consolidated Financial Statements included in Item 15 of this report), we are required to observe certain covenants (including requirements for a fixed coverage charge, cash flow leverage ratio and asset coverage) that affect the amounts available for the declaration or payment of dividends. The continued payment of cash dividends in the future is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net income, financial condition, availability of capital, debt covenant limitations and our other business needs, including those of our subsidiaries and affiliates.

Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments by fiscal year due as of June 30, 2009
		Less than
Contractual Cash		1			More than
Obligations (in thousands)	Total	Year	1-3 Years	3-5 Years	5 Years (1)

Lease commitments	$320,781	3,813	163,704	73,360	79,904
Operating Leases. We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense will be mainly market driven.
Pension Contributions. Contributions to our various pension plans for fiscal year 2010 are projected to be approximately $50 million.
Uncertain Tax Positions. The table above does not include liabilities for uncertain tax positions under FIN 48. The liability for uncertain tax positions which is due within the next 12 months is not material. The settlement period for the $11.2 million noncurrent portion of the liability cannot be reasonably estimated since it depends on the timing and possible outcomes of tax examinations with various tax authorities.
Credit Agreement
The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million. Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement. We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility. The company had no borrowings under the credit facility as of June 30, 2009 and June 30, 2008. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including a cash flow leverage ratio and a fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries. We were in compliance with both covenants under the credit facility as of June 30, 2009. This facility is scheduled to mature on June 30, 2010.
A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $10.6 million of the facility was unavailable for operating needs as of June 30, 2009. We are charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.
The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.0 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.
Risk Management
As a part of our overall risk management program, we carry customary commercial insurance policies, including commercial general liability and claims-made professional liability insurance with a self-insured retention of $1 million per claim, which provides coverage for professional liability claims of the company and its subsidiaries, including the cost of defending such claims. Our professional liability insurance coverage beyond our self-insured retention amount is written by an affiliated captive insurance company (PCIC) for which we hold an ownership interest in along with two other professional services firms, and by various commercial insurance carriers.

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
The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable. Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts. Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. The company uses actuarial assumptions to estimate and record its IBNR liability and has a $37 million IBNR liability recorded as of June 30, 2009.
Trends toward higher self-insured retentions and constraints on aggregate excess coverage for professional liability insurance coverage are anticipated to continue or to recur periodically, and to be reflected in our future annual insurance renewals. As a result, we will continue to assess our ability to secure future insurance coverage and we cannot assure that such coverage will continue to be available indefinitely in the event of specific adverse claims experience, adverse loss trends, market capacity constraints or other factors.
In anticipation of the possibility of future reductions in risk transfer from PCIC to re-insurers, the firms that own PCIC, including the company, have increased PCIC’s capital in the past and we will continue to re-assess capital requirements on a regular basis.
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

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The company adopted this standard on July 1, 2007.
In September 2006, the FASB published Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158). FAS 158 requires companies to recognize the funded status of each of the defined benefit pension and postretirement plans. The company adopted the provisions of FAS 158 for the fiscal year ended June 30, 2007.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statement” (“SAB 108”) which provides guidance on how companies should quantify financial statement misstatements. The Company adopted SAB 108 for the fiscal year ended June 30, 2007.
In September 2006, the FASB published SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The company adopted FAS 157 for financial assets and liabilities on July 1, 2008 and determined the adoption did not have a material impact on its consolidated financial statements. We will adopt FAS 157 for nonfinancial assets and liabilities on July 1, 2009. We do not expect the adoption of the portion of the pronouncement over nonfinancial assets and liabilities to have a material impact on the company’s financial position or results of operations.
In February 2007, the FASB published SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 allows entities to choose to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The company adopted FAS 159 on July 1, 2008 and did not choose to elect the fair value option.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which is a revision of FAS 141, “Business Combinations”. FAS 141(R) changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We will be required to comply with the provisions of FAS 141(R) for acquisitions that occur on or after July 1, 2009. In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”) which amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of SFAS 141(R). The company expects that in relation to the proposed merger with Towers Perrin, the application of FAS 141(R) and related Staff Positions will be significant to the company’s financial position and results of operations primarily as a result of expensing acquisition costs in the period incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We will adopt FAS 160 on July 1, 2009. The company is currently evaluating the effects, if any, that FAS 160 may have on its financial statements.
In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1”) which provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for our fiscal year ending June 30, 2010. The company is currently evaluating the effects that FSP 132(R)-1 may have on its financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events and the basis for that date. We adopted FAS 165 as of June 30, 2009 and adoption did not result in changes to reporting of subsequent events either through recognition or disclosure.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“FAS 167”) which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.” Additionally, FAS 167 requires ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt FAS 167 on July 1, 2010. The company is currently evaluating the effects that FAS 167 may have on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of business. These risks include interest rate risk, foreign currency exchange and translation risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in mainly short term securities that are reported on the balance sheet at fair value.
Foreign Currency Risk
International revenues result from transactions by our foreign operations and are typically denominated in the local currency of each country. These operations also incur most of their expenses in the local currency. Accordingly, our foreign operations use the local currency as their functional currency. Our primary international operations use the British Pound, the Euro and the Canadian dollar. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on this evaluation, management has concluded that the company’s internal control over financial reporting was effective as of June 30, 2009.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on management’s assessment of our internal control over financial reporting. This report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Watson Wyatt Worldwide, Inc.
Arlington, Virginia
We have audited the internal control over financial reporting of Watson Wyatt Worldwide, Inc. and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2009 of the Company and our report dated August 14, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
McLean, Virginia
August 14, 2009

Part III

Item 10.	Directors, Executive Officers, and Audit Committee of the Registrant.
The response to this item will be included in a Form 10K/A to be filed within 120 days after the end of the company’s fiscal year.

Item 11.	Executive Compensation.
The response to this item will be included in a Form 10K/A to be filed within 120 days after the end of the company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item will be included in a Form 10K/A to be filed within 120 days after the end of the company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions.
The response to this item will be included in a Form 10K/A to be filed within 120 days after the end of the company’s fiscal year.

Item 14.	Principal Auditor Fees and Services.
The response to this item will be included in a Form 10K/A to be filed within 120 days after the end of the company’s fiscal year.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

a) Financial Information

(1) Consolidated Financial Statements of Watson Wyatt Worldwide, Inc.

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2009
Consolidated Balance Sheets at June 30, 2009 and 2008
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2009
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2009
Notes to the Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule for each of the three years in the period ended June 30, 2009

Valuation and Qualifying Accounts and Reserves (Schedule II)
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

See (b) below.

b) Exhibits

See Exhibit Index on page 98.

c) Financial Statement Schedules

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON WYATT WORLDWIDE, INC. (Registrant)
Date: August 14, 2009	By:	/s/ John J. Haley
John J. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Haley	President, Chief Executive Officer	August 14, 2009
John J. Haley	and Director

/s/ Roger F. Millay	Vice President and	August 14, 2009
Roger F. Millay	Chief Financial Officer

/s/ Peter L. Childs	Controller	August 14, 2009
Peter L. Childs

/s/ John J. Gabarro	Director	August 14, 2009
John J. Gabarro

/s/ R. Michael McCullough	Director	August 14, 2009
R. Michael McCullough

/s/ Brendan O’Neill	Director	August 14, 2009
Brendan O’Neill

/s/ Linda D. Rabbitt	Director	August 14, 2009
Linda D. Rabbitt

/s/ Gilbert T. Ray	Director	August 14, 2009
Gilbert T. Ray

/s/ John C. Wright	Director	August 14, 2009
John C. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Watson Wyatt Worldwide, Inc.
Arlington, Virginia
We have audited the accompanying consolidated balance sheets of Watson Wyatt Worldwide, Inc, and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Watson Wyatt Worldwide, Inc, and subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158 as well as SEC Staff Accounting Bulletin No. 108. Additionally, as discussed in Note 1 of the notes to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
McLean, Virginia
August 14, 2009

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)

	Year Ended June 30
	2009	2008	2007

Revenue	$1,676,029	$1,760,055	$1,486,523

Costs of providing services:
Salaries and employee benefits	936,825	970,236	805,571
Professional and subcontracted services	95,690	105,896	99,943
Occupancy, communications and other	183,433	208,058	184,832
General and administrative expenses	177,250	176,664	159,637
Depreciation and amortization	73,448	72,428	57,235

	1,466,646	1,533,282	1,307,218

Income from operations	209,383	226,773	179,305

Income/(Loss) from affiliates	8,181	2,067	(5,500)
Interest expense	(2,778)	(5,977)	(1,581)
Interest income	2,022	5,584	4,066
Other non-operating income	4,926	464	178

Income before income taxes	221,734	228,911	176,468

Provision for income taxes	75,276	73,470	60,193

Net income	$146,458	$155,441	$116,275

Earnings per share:
Net income — Basic	$3.43	$3.65	$2.74

Net income — Diluted	$3.42	$3.50	$2.60

Weighted average shares of common stock, basic (000)	42,690	42,577	42,413

Weighted average shares of common stock, diluted (000)	42,861	44,381	44,684

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)

	June 30,	June 30,
	2009	2008
Assets
Cash and cash equivalents	$209,832	$124,632
Receivables from clients:
Billed, net of allowances of $4,452 and $8,544	190,991	239,593
Unbilled, at estimated net realizable value	111,419	126,163

	302,410	365,756
Deferred income taxes	13,739	18,576
Other current assets	39,619	48,523

Total current assets	565,600	557,487
Investment in affiliate	23,361	8,526
Fixed assets, net	174,857	184,684
Deferred income taxes	111,912	72,572
Goodwill	542,754	634,176
Intangible assets, net	186,233	236,767
Other assets	21,602	21,764

Total Assets	$1,626,319	$1,715,976

Liabilities
Accounts payable and accrued liabilities, including discretionary compensation	$336,952	$381,784
Income taxes payable and deferred	188	3,462

Total current liabilities	337,140	385,246
Revolving credit facility	—	—
Accrued retirement benefits	292,555	209,168
Deferred rent and accrued lease losses	28,434	29,239
Deferred income taxes and other long term tax liabilities	14,667	13,430
Other noncurrent liabilities	99,885	94,498

Total Liabilities	772,681	731,581

Commitments and contingencies (Note 13)

Stockholders’ Equity
Class A Common Stock — $.01 par value:
99,000,000 shares authorized; 43,813,451 and 43,813,451 issued and 42,657,431 and 43,578,268 outstanding	438	438
Additional paid-in capital	452,938	456,681
Treasury stock, at cost — 1,156,020 and 235,183 shares	(63,299)	(13,222)
Retained earnings	608,634	474,961
Accumulated other comprehensive (loss)/income	(145,073)	65,537

Total Stockholders’ Equity	853,638	984,395

Total Liabilities and Stockholders’ Equity	$1,626,319	$1,715,976

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year ended June 30
	2009	2008	2007
Cash flows from operating activities:
Net income	$146,458	$155,441	$116,275
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	5,355	11,207	8,551
Depreciation	59,556	56,031	47,090
Amortization of intangible assets	13,892	16,397	10,145
Provision for deferred income taxes	14,205	8,468	8,418
(Income)/Loss from affiliates	(8,181)	(2,067)	5,500
Distributions from affiliates	270	—	—
Other, net	(1,542)	8,640	977
Changes in operating assets and liabilities (net of business acquisitions and discontinued operations):
Receivables from clients	57,991	(22,057)	(43,464)
Other current assets	8,904	(1,885)	(24,699)
Other assets	(3,497)	37,080	1,324
Accounts payable and accrued liabilities	(27,408)	79,898	19,246
Income taxes payable	(2,262)	(2,080)	4,407
Accrued retirement benefits	(38,922)	(61,682)	(2,831)
Deferred rent and accrued lease losses	(805)	(3,447)	54
Other noncurrent liabilities	3,533	3,788	16,119

Cash flows from operating activities:	227,547	283,732	167,112

Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	(1,185)	(138,830)	(48,099)
Purchases of fixed assets	(39,195)	(38,694)	(43,989)
Capitalized software costs	(23,374)	(21,904)	(22,295)
Increase in restricted cash	—	(2,331)	—
Investment in affiliates	(2,302)	(3,316)	—
Contingent proceeds from divestitures	4,926	464	178

Cash flows used in investing activities:	(61,130)	(204,611)	(114,205)

Cash flows (used in)/from financing activities (Repayments)/borrowings under Credit Facility	—	(105,000)	75,000
Dividends paid	(12,785)	(12,768)	(12,717)
Repurchases of common stock	(77,443)	(82,031)	(48,303)
Issuance of common stock and excess tax benefit	6,509	11,046	13,245

Cash flows (used in)/from financing activities	(83,719)	(188,753)	27,225

Effect of exchange rates on cash	2,502	(13,922)	2,709

Increase/(decrease) in cash and cash equivalents	85,200	(123,554)	82,841
Cash and cash equivalents at beginning of period	124,632	248,186	165,345

Cash and cash equivalents at end of period	$209,832	$124,632	$248,186

Supplemental disclosures:
Cash paid for interest	$2,780	$5,951	$1,822
Cash paid for income taxes, net of refunds	$66,480	$76,324	$68,893
See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	(Loss)/Income
Balance at June 30, 2006	42,386	$425	$386,392	$(2,134)	$242,599	$21,479	$648,761
Cumulative adjustment to retained earnings for adoption of SAB 108, net of tax	—	—	—	—	(10,056)	—	(10,056)
Adoption of FAS 158, net of tax	—	—	—	—	—	(1,412)	(1,412)
Comprehensive income:
Net income	—	—	—	—	116,275	—	116,275
Additional minimum pension liability, net of tax	—	—	—	—	—	6,716	6,716
Foreign currency translation adjustment, net of tax	—	—	—	—	—	50,937	50,937

Total comprehensive income							173,928
Cash dividends declared	—	—	—	—	(12,717)	—	(12,717)
Repurchases of common stock	(1,083)	—	—	(48,303)	—	—	(48,303)
Issuances of common stock — acquisitions	252	3	11,274	99			11,376
Issuances of common stock and excess tax benefit	744	—	(2,145)	28,087	—	—	25,942

Balance at June 30, 2007	42,299	$428	$395,521	$(22,251)	$336,101	$77,720	$787,519
Adoption of FIN 48	—	—	—	—	(3,813)	—	(3,813)
Comprehensive income:
Net income	—	—	—	—	155,441	—	155,441
Additional minimum pension liability, net of tax	—	—	—	—		(32,368)	(32,368)
Foreign currency translation adjustment, net of tax	—	—	—		—	20,185	20,185

Total comprehensive income	—				—		143,258
Cash dividends declared	—				(12,768)		(12,768)
Repurchases of common stock	(1,586)	—	—	(82,031)	—	—	(82,031)
Issuances of common stock — acquisitions and contingent consideration	2,176	10	52,694	57,999	—	—	110,703
Issuances of common stock and excess tax benefit	689		8,466	33,061	—	—	41,527

Balance at June 30, 2008	43,578	$438	$456,681	$(13,222)	$474,961	$65,537	$984,395
Comprehensive loss:
Net income	—	—	—	—	146,458	—	146,458
Additional minimum pension liability, net of tax	—	—	—	—	—	(79,835)	(79,835)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(130,775)	(130,775)

Total comprehensive loss							(64,152)
Cash dividends declared	—	—	—	—	(12,785)	—	(12,785)
Repurchases of common stock	(1,418)	—	—	(77,443)	—	—	(77,443)
Issuances of common stock and excess tax benefit	497	—	(3,743)	27,366	—	—	23,623

Balance at June 30, 2009	42,657	$438	$452,938	$(63,299)	$608,634	$(145,073)	$853,638

See accompanying notes to the
consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Notes to the Consolidated Financial Statements
(Tabular Amounts in Thousands of U.S. Dollars Except Share and Percentage Data)
Note 1 — Summary of Significant Accounting Policies
Nature of the Business — Watson Wyatt Worldwide, Inc. (collectively referred to as “we”, “Watson Wyatt” or the “company”), together with our subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, human capital consulting and human resource-related technology consulting, but also in other areas of specialization such as investment and financial advisory services. The company’s fiscal year ends on June 30th.
Principles of Consolidation — Our consolidated financial statements include the accounts of the company and our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies over which we have the ability to exercise significant influence are accounted for using the equity method.
Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for revenue, allowances for uncollectible receivables, investments in affiliates, depreciation and amortization, profits on long-term contracts, asset write-downs, employee benefit plans, taxes, pension plan assumptions, accruals for estimated losses related to reported and unreported professional liability claims and discontinued operations.
Cash and Cash Equivalents — We consider short-term, highly-liquid investments with original maturities of 90 days or less to be cash equivalents. All of our cash and short term investments at June 30, 2009 were deemed to be cash and cash equivalents.
Receivables from Clients — Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at net realizable value less an allowance for unbillable amounts. Allowance for doubtful accounts related to billed receivables was $4.5 million and $8.5 million as of June 30, 2009 and 2008. Allowance for unbilled receivables was $9.1 million and $11.7 million as of June 30, 2009 and 2008.
Revenue Recognition — Revenue includes fees primarily generated from consulting services provided. We recognize revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of our contracts with clients are fixed and determinable and may change based upon agreement by both parties. Individual consultants’ billing rates are principally based on a multiple of salary and compensation costs.

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
Foreign Currency Translation — Gains and losses on foreign currency transactions, including settlement of intercompany receivables and payables, are recognized currently in the “Occupancy, communications and other” line of our Consolidated Statements of Operations. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at weighted average exchange rates. Gains and losses on translation of our equity interests in our subsidiaries outside the United States and on intercompany notes are reported separately as accumulated other comprehensive income within stockholders’ equity in the Consolidated Balance Sheets, since we do not plan or anticipate settlement of such balances in the foreseeable future.

Fair Value of Financial Instruments — The carrying amount of our cash and cash equivalents, receivables from clients and notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments. There were no borrowings outstanding under our revolving credit agreement at June 30, 2009.
Concentration of Credit Risk — Financial instruments that potentially subject the company to concentrations of credit risk consist principally of certain cash and cash equivalents, and receivables from clients. We invest our excess cash in financial instruments that are rated in the highest short-term rating category by major rating agencies such as Moody’s and Standard and Poor’s. Concentrations of credit risk with respect to receivables from clients are limited due to our large number of clients and their dispersion across many industries and geographic regions.
Incurred But Not Reported (IBNR) Claims - The company accrues for IBNR professional liability claims that are estimable and probable, and for which we have not yet contracted for insurance coverage. This liability was $36.6 million and $39.0 million at June 30, 2009 and 2008, respectively.
Stock-based Compensation — The company accounts for its share-based payment transactions in accordance with FAS 123(R).
During fiscal years 2009, 2008 and 2007, the company recognized compensation expense of $1.0 million or $0.02 per diluted share, $4.8 million or $0.11 per diluted share and $4.1 million, or $0.09 per diluted share, respectively, in connection with our share-based compensation plans. This does not include any expense related to the 2001 Deferred Stock Unit Plan for Selected Employees, as expense related to shares awarded under this plan is recorded as a component of the company’s accrual for discretionary compensation.
The total income tax benefit recognized in the income statement for the exercise of nonqualified stock options, vesting of restricted stock units and the award of stock purchase plan shares was $37 thousand, $2.2 million and $3.3 million for fiscal years 2009, 2008 and 2007.
The company repurchases shares of common stock to offset potential dilution from shares issued in connection with the company’s share-based compensation plans.
Earnings per Share — The computation of basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock based compensation plan shares and employee stock purchase plan shares using the “treasury stock” method. See Note 14 for identification of the components of basic and diluted earnings per share. The diluted earnings per share calculations assume that 1,950,000 contingent shares related to the R. Watson & Sons (referred herein as “Watson Wyatt LLP” or “WWLLP”) business combination had been issued as of July 31, 2005. The calculation also assumes that an additional 218,089 shares were issued during fiscal year 2008 relative to the acquisition of Watson Wyatt Brans & Co. (“Watson Wyatt Netherlands” or “WWN”).

Goodwill and Intangible Assets — Goodwill is not amortized but is reviewed for impairment during the fourth quarter of each fiscal year or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon a multiple of revenue for the reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives while certain trademark and tradename intangibles have indefinite useful lives and are not amortized, and both are reviewed for impairment if indicators of impairment arise. The evaluation of impairment would be based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. The impairment expense would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. As of June 30, 2009, we performed our annual goodwill evaluation for impairment and as a result we did not recognize any impairment to goodwill. In addition, we did not identify any factors that would indicate that our intangible assets were impaired.
Recent Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The company adopted this standard on July 1, 2007.
In September 2006, the FASB published Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” (FAS 158). FAS 158 requires companies to recognize the funded status of each of the defined benefit pension and postretirement plans. The company adopted the provisions of FAS 158 for the fiscal year ended June 30, 2007.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statement” (“SAB 108”) which provides guidance on how companies should quantify financial statement misstatements. The Company adopted SAB 108 for the fiscal year ended June 30, 2007.
In September 2006, the FASB published SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The company adopted FAS 157 for financial assets and liabilities on July 1, 2008 and determined the adoption did not have a material impact on its consolidated financial statements. We will adopt FAS 157 for nonfinancial assets and liabilities on July 1, 2009. We do not expect the adoption of the portion of the pronouncement over nonfinancial assets and liabilities to have a material impact on the company’s financial position or results of operations.
In February 2007, the FASB published SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 allows entities to choose to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The company adopted FAS 159 on July 1, 2008 and did not choose to elect the fair value option.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which is a revision of FAS 141, “Business Combinations”. FAS 141(R) changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We will be required to comply with the provisions of FAS 141(R) for acquisitions that occur on or after July 1, 2009. In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”) which amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of SFAS 141(R).
The company expects that in relation to the proposed merger with Towers Perrin, the application of FAS 141(R) and related Staff Positions will be significant to the company’s financial position and results of operations primarily as a result of expensing acquisition costs in the period incurred.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We will adopt FAS 160 on July 1, 2009. The company is currently evaluating the effects, if any, that FAS 160 may have on its financial statements.
In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”) which provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for our fiscal year ending June 30, 2010. The company is currently evaluating the effects that FSP 132(R)-1 may have on its financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events and the basis for that date. We adopted FAS 165 as of June 30, 2009 and adoption did not result in changes to reporting of subsequent events either through recognition or disclosure.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“FAS 167”) which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.” Additionally, FAS 167 requires ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt FAS 167 on July 1, 2010. The company is currently evaluating the effects that FAS 167 may have on its financial statements.

Note 2 — Proposed Merger and Completed Acquisitions
Proposed Merger with Towers, Perrin, Forster & Crosby, Inc.
On June 26, 2009, we entered into an Agreement and Plan of Merger with Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”). Towers Perrin is a global professional services firm concentrated in human capital strategy, program design and management, and in the areas of risk and capital management, insurance and reinsurance intermediary services and actuarial consulting. Pursuant to the merger agreement, Towers Perrin and Watson Wyatt will combine their businesses and become wholly-owned subsidiaries of a new holding company, Jupiter Saturn Holding Company (the “Holding Company”). When the merger is completed, the Holding Company will change its name to Towers Watson & Co. (“Towers Watson”), and its Class A common stock will be publicly traded.
Upon completion of the merger, John J. Haley, the President, Chief Executive Officer and Chairman of the Board of Directors of Watson Wyatt, will serve as Chairman of the Board of Directors and Chief Executive Officer of Towers Watson, and Mark V. Mactas, the President, the Chief Executive Officer and Chairman of the Board of Towers Perrin, will serve as Deputy Chairman of the Board of Directors, President and Chief Operating Officer of Towers Watson.
The following describes the merger consideration that will be transferred by the Holding Company at the effective time of the merger:
Watson Wyatt stockholders and holders of Watson Wyatt deferred stock units outstanding under the 2001 Watson Wyatt Deferred Stock Unit Plan, will be entitled to receive in the aggregate fifty percent of Towers Watson’s voting common stock outstanding as of the effective time of the merger in the form of Towers Watson Class A common stock. Towers Watson Class A common stock issued to Watson Wyatt stockholders in the merger will be freely tradable.
Towers Perrin shareholders and a group of Towers Perrin employees to be designated to receive certain equity incentive awards, will be entitled to receive in the aggregate fifty percent of Towers Watson’s voting common stock outstanding. Towers Perrin shareholders will generally be issued Towers Watson Class B common stock (consisting of various subclasses) that will automatically convert into freely tradable Towers Watson Class A common stock in equal annual installments over four years from the merger’s effective time. The employees that receive equity incentive awards will receive restricted shares of Towers Watson Class A common stock, which will generally automatically vest and become freely tradable Towers Watson Class A common stock in equal annual installments over three years from the merger’s effective time.
In addition, a select number of Towers Perrin employees meeting defined service plus age criteria may elect to have between 50% and 100% of their Towers Perrin shares converted into Towers Watson Class R common stock which will be automatically redeemed by Towers Watson on the first business day following the effective time of the merger for equal amounts of cash and one year subordinated promissory notes. If the Class R eligible shareholder does not make a valid Class R election, then the shareholder will receive consideration in the same manner as any other Towers Perrin shareholder. The consideration transferred is estimated to be $100 million in cash and $100 million in Holding Company notes.
The merger agreement contains termination rights for both Watson Wyatt and Towers Perrin. In the event one party terminates the merger agreement under specific circumstances described in the merger agreement, the terminating party would be required to pay the non-terminating party a termination fee of $65 million or reimburse the non-terminating party’s transaction-related expenses, up to $10 million.
We currently estimate the consideration to be transferred to Towers Perrin stockholders and employees is expected to be $1.6 billion, based on Watson Wyatt’s June 30, 2009 closing stock price of $37.53. The actual value of consideration transferred at the effective time of the merger could differ depending on a variety of factors, including Watson Wyatt’s actual diluted shares outstanding and fluctuations in Watson Wyatt’s stock price.

The transaction is subject to stockholder approval, regulatory clearance under the competition laws of certain countries and jurisdictions including the European Union, and other customary closing conditions. On August 6, 2009, we received notification from the U.S. antitrust authorities that the transaction has received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The boards of both Towers Perrin and Watson Wyatt have unanimously approved the transaction. The Holding Company will file a registration statement on Form S-4 with the Securities and Exchange Commission that will contain a joint proxy statement / prospectus and other relevant documents concerning the proposed merger. We urge you to read this document once it is filed by the Holding Company. The companies anticipate that they will each hold a special meeting of stockholders to vote on the proposed merger in the fourth quarter of calendar 2009 and a closing date as soon as possible thereafter.
The transaction will be accounted for under the acquisition method of accounting in accordance with SFAS No. 141R, “Business Combinations.” Although the business combination of Watson Wyatt and Towers Perrin is a “merger of equals,” generally accepted accounting principles require that one of the two companies in the transaction be designated as the acquirer for accounting purposes based on several factors. Watson Wyatt will be treated as the acquiring entity for accounting purposes. Accordingly, the historical financial statements of Watson Wyatt will become the historical financial statements of the Holding Company. As the transaction has not yet closed, the results of Towers Perrin’s operations are not included in the company’s results for the fiscal year ended June 30, 2009.
Towers Perrin and Watson Wyatt each have a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC provides professional liability insurance on a claims-made basis. The combined entity post-merger will own 72.8% of this variable interest entity and will be required to consolidate the results of PCIC into its consolidated financial statements.
For a more complete description of the merger agreement, please see our current report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2009.
Fiscal Year 2008 Acquisitions
Heissmann — On July 20, 2007, the company acquired the outstanding stock of Dr. Dr. Heissmann GmbH (“Heissmann”) for approximately $136 million (€99 million) in cash plus approximately $1.4 million in transaction costs. Heissmann was an actuarial, benefits, and human resources consulting firm based in Germany with subsidiaries in Ireland, Netherlands, Austria, and France. As the date of the acquisition, Heissmann had annual revenue of approximately $70 million (€52 million).
WisdomNet — On July 2, 2007, the company acquired the net assets of WisdomNet for $6.9 million in cash and stock, including the payoff of $0.5 million of debt. WisdomNet was a Denver-based talent management software and consulting firm that was founded in 2001. WisdomNet offered a proprietary line of business software products, including an end-to-end solution for managing organizations’ talent management processes. The acquisition of WisdomNet strengthens our existing talent management business and provides strategic software that will be used to service our clients on an ongoing basis.
Marcu — On June 16, 2008, the company acquired the outstanding stock of Marcu & Asociados S.A. (Marcu) for $2.8 million in cash. Marcu is a human resource, risk and financial management consulting firm based in Buenos Aires, Argentina. As of the date of acquisition, Marcu’s annual revenue was approximately $2.5 million. The financial results of Marcu have been included in the company’s consolidated financial statements since July 1, 2008.

Fiscal Year 2007 Acquisitions
Watson Wyatt Netherlands — On February 1, 2007, the company acquired the net assets of Watson Wyatt Brans & Co. (“Watson Wyatt Netherlands” or “WWN”), its long-time alliance partner in the Netherlands. WWN was established in 1945 as an actuarial firm and has extended its services from retirement consulting to incorporate legal aspects of employee benefits and investment consulting to a wide range of clients. The company and WWN had jointly offered services since 1999 pursuant to alliance agreements. Revenue generated in calendar year 2006 was approximately $37 million (€28 million). The contingencies associated with the payment of an additional 218,089 Class A shares were met and the contingent shares were issued to the former partners of WWN on June 27, 2008.
Note 3 — Investments in Affiliates
PCIC
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
Capital contributions to PCIC are required when approved by a majority of its stockholders. In July 2007, the Shareholders of PCIC approved a requirement for an additional capital contribution. As a result, the company contributed an additional $1.9 million of capital to PCIC and increased the amount of the letter of credit provided on behalf of PCIC by $2.6 million in lieu of a higher cash capital contribution. From the time PCIC was organized through June 30, 2009, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through the issuance of letters of credit totaling $10.6 million. Our ownership interest in PCIC as of June 30, 2009 and 2008 was 36.43 percent while at June 30, 2007 it was 34.15 percent.
Management believes that the company’s maximum financial statement exposure regarding its investment in PCIC as of June 30, 2009 is limited to the carrying value of the company’s investment in PCIC of $13.8 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $24.4 million.
Due to the timing of preparation of PCIC’s financial statements, the company records earnings from its equity method investee on a three month lag. The summary operating results for PCIC were redrafted to present a 12 month period ending March 31, 2009, 2008 and 2007 as follows:

	2009	2008	2007

Revenue	$45,194	$45,687	$38,010
Operating Expenses	17,162	36,514	63,246

Income before taxes	28,032	9,173	(25,236)

Net income/(loss)	$18,279	$6,051	$(16,124)

Summarized audited balance sheet information for PCIC as of its fiscal year end December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
Current assets	$194,620	$172,639
Noncurrent assets	66,655	64,552

Total assets	$261,275	$237,191

Current liabilities	$27,984	$28,751
Noncurrent liabilities	201,458	198,584
Stockholders’ equity	31,833	9,856

Total liabilities and stockholders’ equity	$261,275	$237,191

Fifth Quadrant
The company acquired a 20 percent investment in Fifth Quadrant Actuaries & Consultants (Pty) Ltd (Fifth Quadrant) in June 2008. Fifth Quadrant is an independent South African firm of actuaries and employee benefits consultants established in 1998. Its core business is to provide independent, high quality advice to institutional clients, which include retirement funds, medical schemes, charitable trusts and corporate and public sector clients. The company has a $4.3 million investment in Fifth Quadrant as of June 30, 2009.
Dubai
The company established a partnership with the Knowledge and Human Development Authority in Dubai (Dubai) in January 2008. The partnership is aimed at supporting public and private sector organizations across the Gulf in their pursuit for reaching international standards of excellence in human capital strategies and programs. As of June 30, 2009, the company has a $2.8 million investment in Dubai.
IFA
The company acquired a 20 percent investment in Gesellschaft fur Finanz-und Aktuarwissenschaften mbH, or IFA, in the second quarter of fiscal year 2009. IFA is an insurance and financial services company based in Germany. As of June 30, 2009, the company has a $2.5 million investment in IFA.
The company applies the equity method of accounting for all of its investments in affiliates. The investments in affiliates, excluding PCIC, are considered immaterial for disclosure of their financial statements.

Note 4 — Fixed Assets
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
The components of fixed assets are as follows:

	June 30,
	2009	2008
Furniture, fixtures and equipment	$147,460	$193,554
Computer software	212,172	184,517
Leasehold improvements	105,618	79,250

	465,250	457,321
Less: accumulated depreciation and amortization	(290,393)	(272,637)

Fixed assets, net	$174,857	$184,684

Total unamortized computer software costs were $101.9 million, $106.4 million and $94.7 million as of June 30, 2009, 2008 and 2007, respectively. Total amortization expense for computer software was $31.0 million, $26.5 million and $21.0 million for fiscal years 2009, 2008 and 2007, respectively. Total depreciation expense was $28.6 million, $29.5 million and $26.1 million for fiscal years 2009, 2008 and 2007, respectively.
Note 5 — Retirement Benefits
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
Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost. The excess of net periodic pension cost over such contributions and direct benefit payments under non-qualified plan provisions is accrued by the company. The following table sets forth our projected pension contributions for fiscal year 2010, as well as the pension contributions to our various plans in fiscal years 2009 and 2008:

	2010 (Projected)	2009 (Actual)	2008 (Actual)
U.S.	$30,000	$30,000	$15,130
Canada	2,101	1,359	1,535
U.K.	16,566	23,872	19,577
The fair value of plan assets is based on the market value of securities that are in the pension portfolio, which vary by country. To the extent the expected return on the pension portfolio varies from the actual return, there is an unrecognized gain or loss.
The assumptions used in the valuation for the North America plans, included the following at the end of the past three fiscal years:

	Year Ended June 30,
	2009	2008	2007
Discount rate, Projected Benefit Obligation	7.21%	6.91%	6.25%
Discount rate, Net Periodic Benefit Cost	6.91%	6.25%	6.25%
Expected long-term rate of return on assets	8.61%	8.75%	8.75%
Rate of increase in compensation, Projected Benefit Obligation	3.29%	4.08%	3.84%
Rate of increase in compensation, Net Periodic Benefit Cost	4.08%	3.84%	3.84%
The 7.21 percent discount rate assumption used at the end of fiscal year 2009 represents a 30 basis point increase over the rate used at fiscal year 2008 and a 96 basis point increase over the discount rate at fiscal year 2007. The company’s discount rate assumptions were determined by matching expected future pension benefit payments with current U.S. AA corporate bond yields for the same periods.
The expected long-term rate of return on assets assumption decreased to 8.61 percent per annum for fiscal year 2009 from 8.75 percent per annum for fiscal years 2008 and 2007. Selection of the return assumption at 8.61 percent per annum was supported by an analysis performed by the company of the weighted average yield expected to be achieved with the anticipated makeup of investments. The investment makeup is heavily weighted towards equities.

The following assumptions were used at the end of the past three fiscal years in the valuation of our U.K. plan:

	Year Ended June 30,
	2009	2008	2007
Discount rate, Projected Benefit Obligation	6.30%	6.50%	5.80%
Discount rate, Net Periodic Benefit Cost	6.50%	5.80%	5.10%
Expected long-term rate of return on assets	6.81%	6.46%	5.69%
Rate of increase in compensation, Projected Benefit Obligation	5.45%	5.65%	4.95%
Rate of increase in compensation, Net Periodic Benefit Cost	5.65%	4.95%	4.75%
The 6.30 percent discount rate assumption used at the end of fiscal year 2009 represents a 20 basis point decrease over the rate used at fiscal year 2008 and an 50 basis point increase over the discount rate at fiscal year 2007. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this decrease reflects the change in yields between these dates.
The expected long-term rate of return on assets assumption increased to 6.81 percent per annum for fiscal year 2009 from 6.46 percent per annum for fiscal year 2008. The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.
Net periodic pension cost consists of the following components reflected as expense in the company’s consolidated statements of operations:

	Year Ended June 30, 2009		Year Ended June 30, 2008		Year Ended June 30, 2007
	North		North		North
	America	U.K.	America	U.K.	America	U.K.
Service cost	$24,771	$5,755	$30,592	$9,023	$26,275	$13,461
Interest cost	48,504	20,337	44,918	20,929	40,159	18,061
Expected return on plan assets	(50,725)	(19,920)	(55,622)	(23,328)	(46,845)	(18,123)
Amortization of transition obligation	—	—	(65)	—	(39)	—
Amortization of net unrecognized losses/(gains)	8,649	(328)	6,222	(2,806)	8,594	(555)
Amortization of prior service cost/(credit)	(2,279)	42	(2,594)	22	(2,934)	754

Net periodic pension cost	$28,920	$5,886	$23,451	$3,840	$25,210	$13,598

The following table provides a reconciliation of the changes in the qualified plans projected benefit obligations and fair value of assets for the years ended June 30, 2009 and 2008, and a statement of funded status as of June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
	North		North
	America	U.K.	America	U.K.
Change in Benefit Obligation
Benefit obligation at beginning of year	$612,618	$384,901	$632,038	$363,203
Service cost	19,011	5,755	23,781	9,023
Interest cost	41,480	20,337	39,065	20,929
Actuarial (gains)/losses	(48,552)	(614)	(64,630)	(1,414)
Benefit payments	(22,667)	(5,096)	(20,802)	(6,314)
Change in assumptions	—	—	—	—
Settlements	—	—	—	—
Plan amendments & other	—	779	—	2,645
Foreign currency adjustment	(8,165)	(66,785)	3,166	(3,171)

Benefit obligation at end of year	593,725	$339,277	$612,618	$384,901

Change in Plan Assets
Fair value of plan assets, beginning of year	$598,463	$364,868	$639,378	$354,410
Actual return on plan assets	(81,791)	(29,176)	(39,718)	(1,575)
Company contributions	31,359	23,872	16,665	19,577
Benefit payments	(22,667)	(5,096)	(20,802)	(6,314)
Participant contributions	—	1,924	—	1,760
Foreign currency adjustment	(8,042)	(63,537)	2,940	(2,990)

Fair value of plan assets, end of year	$517,322	$292,855	$598,463	$364,868

Funded status at end of year	$(76,403)	$(46,422)	$(14,155)	$(20,033)

	June 30, 2009		June 30, 2008
	North		North
	America	U.K.	America	U.K.
Amounts recognized in Consolidated Balance Sheets consist of :
Noncurrent assets	$—	$—	$326	$—
Current liabilities	—	—	—	—
Noncurrent liabilities	(76,404)	(46,422)	(14,482)	(20,033)

Net Amount Recognized	$(76,404)	$(46,422)	$(14,156)	$(20,033)
Amounts recognized in Accumulated Other Comprehensive Income consist of :
Net actuarial loss/(gain)	157,022	43,022	81,833	(6,083)
Net prior service cost/(credit)	(11,043)	673	(13,105)	866
Net transition obligation/(asset)	—	—	—	—

Accumulated Other Comprehensive Income	$145,979	$43,695	$68,728	$(5,217)

The following table provides a reconciliation of the changes in the North American non-qualified plans projected benefit obligations for the years ended June 30, 2009 and 2008, and a statement of funded status as of June 30, 2009 and 2008. The non-qualified plans reflect only the U.S. and Canadian plans and are unfunded.

	June 30,
	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of year	$100,682	$99,959
Service cost	5,760	6,811
Interest cost	7,024	5,853
Actuarial (gains)/losses	486	(4,254)
Benefit payments	(10,783)	(8,349)
Foreign currency adjustment	(1,886)	662

Benefit obligation, end of year	$101,283	$100,682

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	10,783	8,349
Benefit payments	(10,783)	(8,349)
Participant contributions	—	—
Foreign currency adjustment	—	—
Fair value of plan assets, end of year	$—	$—

Funded status at end of year	$(101,283)	$(100,682)

Amounts recognized in Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Current liabilities	(9,818)	(8,470)
Noncurrent liabilities	(91,465)	(92,212)

Net Amount Recognized	$(101,283)	$(100,682)

Amounts recognized in Accumulated Comprehensive Income consist of:
Net actuarial loss/(gain)	4,444	4,782
Net prior service cost/(credit)	(1,136)	(1,304)
Net transition obligation/(asset)	—	—

Accumulated Other Comprehensive Income	$3,308	$3,478

Projected Benefit Obligation	$101,283	$100,682
Accumulated Benefit Obligation	87,226	81,427
Fair value of plan assets	—	—

The following table, and the narrative that follows, provide information relating to the weighted-average asset allocations at June 30, 2009 and 2008 and the investment strategy for the company’s U.S. and U.K. defined benefit pension plans, which comprises the majority of our defined benefit pension plans:

	U.S. Plan Assets at		U.K. Plan Assets at
	June 30,		June 30,
	2009	2008	2009	2008
Asset Category
Equity securities	61.0%	61.0%	34.0%	32.4%
Debt securities	35.0	35.8	55.8	58.0
Real estate	—	—	3.3	5.9
Other	4.0	3.2	6.9	3.7

Total	100.0%	100.0%	100.0%	100.0%

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

Benefit payments for our defined benefit pension plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal Year	Benefit Payments
	North America	U.K.	Total
2010	$33,724	5,923	$39,647
2011	35,825	6,417	42,242
2012	37,525	6,746	44,271
2013	40,319	7,569	47,888
2014	42,534	8,227	50,761
Years 2015-2019	254,760	50,514	305,274

	$444,687	85,396	$530,083

Defined Contribution Plans
We sponsor a savings plan that provides benefits to substantially all U.S. associates. The company provides a match to employee contributions at a rate of 50% of the first 6% up to $60,000 of associates’ eligible compensation. The company will also make an annual profit sharing contribution to the plan in an amount that is dependent upon the company’s financial performance during the fiscal year. The company contributed $3.9 million, $3.7 million, and $3.5 million to the plan in fiscal years 2009, 2008, and 2007 respectively.
The U.K. pension plan has a money purchase section to which the company makes core contributions plus additional contributions matching those of the participating employees up to a maximum rate. Contribution rates are dependent upon the age of the participant and on whether or not they arise from salary sacrifice arrangements through which an individual has taken a reduction in salary and the company has paid an equivalent amount as pension contributions. Core contributions amount to 2-6% of pensionable salary with additional matching contributions of a further 2-6%. Company contributions to the plan amounted to $6.5 million, $6.9 million, and $5.3 million in fiscal years 2009, 2008, and 2007, respectively.
Health Care Benefits
We sponsor a contributory health care plan that provides hospitalization, medical, and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as prior plan history. The liability totaled $1.9 million at June 30, 2009 and $1.8 million at June 30, 2008 and 2007, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, included the following over the past three fiscal years:

	Year Ended June 30,
	2009	2008	2007
Health care cost trend, accumulated benefit obligation:
Pre-65 benefits (decreasing to 5.00% for 2010 and thereafter)	9.50%	10.00%	8.00%
Post-65 benefits (decreasing to 5.00% for 2010 and thereafter)	9.50%	10.00%	9.00%
Discount rate, accumulated benefit obligation postretirement benefit	7.25%	7.00%	6.25%
Actuarial gains and losses associated with changing any of the assumptions are accumulated as part of the unrecognized net gain balance which is amortized and included in the net periodic postretirement costs over the average remaining service period of participating employees, which is approximately 16 years.
A one percentage point change in the assumed health care cost trend rates would have the following effect:

	1%	1%
	Increase	Decrease
Effect on net periodic postretirement benefit cost in fiscal year 2009	$200	$(157)
Effect on accumulated postretirement benefit obligation as of June 30, 2009	1,925	(1,574)
Net periodic postretirement benefit cost consists of the following components reflected as expense in the company’s Consolidated Statements of Operations:

	Year Ended June 30,
	2009	2008	2007
Service cost	$1,157	$1,543	$1,423
Interest cost	2,495	2,724	2,646
Amortization of transition obligation	—	—	—
Amortization of net unrecognized (gains)/losses	(1,135)	(478)	(395)
Amortization of prior service cost	(661)	(664)	(661)

Net periodic postretirement benefit cost	$1,856	$3,125	$3,013

The following table provides a reconciliation of the changes in the postretirement plan projected benefit obligations and fair value of assets for the years ended June 30, 2009 and 2008 and a statement of funded status as of June 30, 2009 and 2008:

	June 30,
	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of year	$44,156	$48,212
Service cost	1,157	1,543
Interest cost	2,495	2,724
Participant contributions	2,145	2,020
Actuarial (gains)/losses	(5,237)	(7,406)
Benefit payments	(4,191)	(3,559)
Other	—	—
Foreign currency adjustment	(1,581)	622

Benefit obligation, end of year	$38,944	$44,156

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Company contributions	2,046	1,539
Participant contributions	2,145	2,020
Benefit payments	(4,191)	(3,559)

Fair value of plan assets, end of year	$—	$—

Funded status at end of year	$(38,944)	$(44,156)

Amounts recognized in Consolidated Balance Sheets consist of
Noncurrent assets	$—	$—
Current liabilities	(2,507)	(4,933)
Noncurrent liabilities	(36,437)	(39,223)

Net Amount Recognized	$(38,944)	$(44,156)

Amounts recognized in Accumulated Comprehensive Income consist of
Net actuarial loss/(gain)	(16,673)	(12,535)
Net prior service cost/(credit)	(3,527)	(4,208)
Net transition obligation/(asset)	—	—

Accumulated Other Comprehensive Income	$(20,200)	$(16,743)

The following benefit payments for our postretirement plan, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal	Benefit
Year	Payments
2010	$4,969
2011	5,451
2012	5,974
2013	6,438
2014	6,932
Years 2015-2019	41,591

$71,355

Note 6 — Accounts Payable and Accrued Liabilities, Including Discretionary Compensation
Accounts payable and accrued liabilities consist of:

	June 30,
	2009	2008
Accounts payable and accrued liabilities	$78,959	$81,874
Accrued salaries and bonuses	162,352	188,763
Current portion of defined benefit retirement plans and postretirement benefits other than pensions	17,202	16,492
Accrued vacation	33,057	34,043
Advance billings deferred revenue	42,185	57,413
Dividends payable	3,197	3,199

Total accounts payable and accrued liabilities	$336,952	$381,784

Note 7 — Leases
We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years. Rental expense was $78.4 million, $90.1 million, and $81.8 million for fiscal years 2009, 2008 and 2007, respectively, inclusive of operating expenses related to such space and equipment. We have entered into sublease agreements for some of our excess leased space. Sublease income was $1.0 million, $0.6 million, and $1.1 million for fiscal years 2009, 2008, and 2007, respectively.

Future minimum lease payments for the operating lease commitments net of anticipated cash inflows for sublease income are:

Fiscal	Lease
Year	Commitments
(in 000s)
2010	$64,142
2011	55,891
2012	47,484
2013	41,092
2014	32,268
Thereafter	79,904

Total	$320,781

We evaluate office capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our occupancy expense.
Note 8 — Line of Credit
The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million. Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement. We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility. The company had no borrowings under the credit facility as of June 30, 2009 and June 30, 2008. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including a cash flow leverage ratio and a fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries. We were in compliance with both covenants under the credit facility as of June 30, 2009. This facility is scheduled to mature on June 30, 2010.
A portion of the revolving facility is used to support required letters of credit issued under the credit line. As a result, $10.6 million of the facility was unavailable for operating needs as of June 30, 2009. We are charged a fee for outstanding letters of credit that also fluctuates based on our leverage ratio.
The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.0 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.

Note 9 — Share-based Compensation
Share-based Compensation Plans
The company has four share-based compensation plans, which are described below. These compensation plans include the 2001 Employee Stock Purchase Plan, 2001 Deferred Stock Unit Plan for Selected Employees, Amended Compensation Plan for Outside Directors and the 2000 Long-Term Incentive Plan. All four plans have been approved by stockholders.
2001 Employee Stock Purchase Plan
The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) enables employees to purchase shares of the company’s stock at a 5% discount. The Stock Purchase Plan is a non-compensatory plan under FAS 123(R). As a result, no compensation expense was recognized during fiscal year 2009, 2008 and 2007. Approximately 145,000 shares, 125,000 shares and 150,000 shares were issued under this plan during fiscal year 2009, 2008 and 2007, respectively.
2001 Deferred Stock Unit Plan for Selected Employees
Deferred Stock Units — The 2001 Deferred Stock Unit Plan for Selected Employees (the “Stock Unit Plan”) is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of deferred stock units, in lieu of a portion of their annual fiscal year end bonus, typically paid in September of each year. Each stock unit represents one share of common stock at the market price on the date of grant. The total number of shares authorized for issuance in payment of deferred stock units under the Stock Unit Plan is 2,700,000 shares.
Deferred stock units have been granted annually since September 2002 and have vested immediately in each year. Vesting of future awards is at the discretion of the company, with such determination being made prior to issuance of the deferred stock units.
During fiscal year 2009, approximately 302,236 shares of common stock, at an average market price of $53.92 were awarded for a total fair value of $16.3 million. During fiscal year 2008, 349,118 shares of common stock, at an average market price of $47.63, were awarded for a total fair value of $16.6 million. During fiscal year 2007, 300,552 shares of common stock, at an average market price of $40.48, were awarded for a total fair value of $12.4 million.
SBI Program — On November 19, 2004, the company’s Board of Directors approved The Performance Share Bonus Incentive Program (the “SBI Program”) pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees. The arrangement is a long-term stock bonus arrangement for senior executives and key associates of the company and its affiliates that is designed to strengthen incentives and align behaviors to grow the business in a way that is consistent with the strategic goals of the company.

Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees. Grants of deferred stock units are based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the quarter end prior to grant. Depending on the plan, participants may vest between zero and 170% of the target number of deferred stock units or between zero and 100% based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period. The financial and strategic performance metrics are established at the beginning of each performance period. For the performance periods covering fiscal year 2007 through 2009, 2008 through 2010, 2009 through 2011 and calendar year 2008 through 2010, the vesting criteria are based upon growth specific metrics such as earnings per share, net operating income and revenue. During fiscal year 2009, 44,061 shares were awarded to certain senior executive officers under the SBI 2006 plan, which represented vesting at 170% of the target number of deferred stock units.
Compensation expense of $1.0 million, $4.6 million and $3.8 million, was recorded pursuant to this plan during fiscal year 2009, 2008 and 2007, respectively. Expenses for this plan are recognized when awards are both probable and reasonably estimable. Management periodically reviews the conditions that would affect the vesting of performance based awards and adjusts compensation expense, if necessary, based on achievement of financial and strategic performance metrics. The compensation expense associated with these plans is recognized as a component of salaries and employee benefits. During fiscal year 2009, the deferred stock units expected to vest under the SBI plans decreased in conjunction with the forecasted financial and strategic performance metrics.
The table below presents share activity and weighted average fair values for fiscal year 2009:

	Number of	Weighted Average
	Shares	Fair Value
	(in 000’s)
Nonvested at June 30, 2008	352	$49.48
Granted	58	52.89
Vested	(93)	35.14
Forfeited (1)	(263)	55.10

Nonvested and expected to vest as of June 30, 2009	54	$50.48

(1)	Forfeited shares represent performance shares that are not estimated to vest for the year ended June 30, 2009.
The weighted average grant date fair value of shares granted during fiscal year 2009, 2008 and 2007 were $3.1 million, $13.3 million and $4.1 million, respectively.
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
During fiscal year 2009, 4,300 shares of common stock were awarded for a total fair value of $0.2 million. During fiscal year 2008, 5,000 shares of common stock were awarded for a total fair value of $0.2 million. During fiscal year 2007, 10,000 shares of common stock were awarded for a total fair value of $0.3 million.

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
Compensation expense of $0.1 million was recorded pursuant to the Stock Option Plan for fiscal year 2007. No compensation expense was recorded pursuant to the stock option plan in fiscal year 2009 or 2008.
The table below presents stock option activity and weighted average exercise prices for fiscal year 2009:

		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (years)
	(in 000’s)		(in 000’s)
Outstanding at June 30, 2008	8	$21.73	$166,768
Granted	—	—
Exercised	(1)	20.54	18,757
Forfeited	—	—
Expired	(7)	21.81	156,087

Outstanding at June 30, 2009	—	$—			—

Exercisable Options at June 30, 2009	—	$—			—

The total fair value of options vested during fiscal year 2009, 2008 and 2007 was less than $100,000. Cash received from the exercise of nonqualifed stock options for fiscal year 2009, 2008 and 2007 was less than $50,000, $2.6 million and $3.7 million, respectively. No options remain outstanding under this plan at June 30, 2009.

Note 10 — Goodwill and Intangible Assets
The carrying amount of goodwill for the fiscal years ended June 30, 2009 and 2008, are as follows:

		Technology
		and			Insurance
		Administration	Human	Investment	& Financial
	Benefits	Solutions	Capital	Consulting	Services
	Group	Group	Group	Group	Group	All Other	Total
Balance as of June 30, 2008	$397,721	$61,709	$35,056	$61,977	$76,499	$1,214	$634,176
Goodwill acquired during the year and contingent payments	472	—	664	—	49	—	1,185

Translation adjustment	(55,035)	(9,913)	(5,076)	(9,669)	(12,914)	—	(92,607)

Balance as of June 30, 2009	$343,158	$51,796	$30,644	$52,308	$63,634	$1,214	$542,754

The following table reflects changes in the net carrying amount of the components of intangible assets for the fiscal years ended June 30, 2009 and 2008:

	Trademark	Customer
	& trade	related	Core/developed	Non-compete
	name	intangible	technology	agreements	Total
Balance as of June 30, 2008	$121,885	$101,592	$12,604	$686	$236,767
Intangible assets acquired during the year	—	—	—	—	—
Amortization expense	(198)	(8,763)	(4,408)	(523)	(13,892)
Translation adjustment	(21,176)	(13,986)	(1,439)	(41)	(36,642)

Balance as of June 30, 2009	$100,511	$78,843	$6,757	$122	$186,233

The following table reflects the carrying value of intangible assets at June 30, 2009 and 2008:

	Fiscal year 2009		Fiscal year 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark and trade name	$100,913	$402	$122,089	$204
Customer related intangibles	108,821	29,978	122,807	21,215
Core/developed technology	23,525	16,768	24,965	12,361
Non-compete agreements	1,273	1,151	1,316	630

Total intangible assets	$234,532	$48,299	$271,177	$34,410

A component of the change in the gross carrying amount of trademark and trade name, customer related intangibles and core/developed technology reflects foreign currency translation adjustments between June 30, 2008 and June 30, 2009. These intangible assets are denominated in the currencies of our subsidiaries outside the United States, and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.

Certain trade-mark and trade-name intangibles purchased as part of the WWLLP combination in fiscal year 2005 have indefinite useful lives and are not amortized.
The weighted average remaining life of amortizable intangible assets at June 30, 2009, was 8 years. Future estimated amortization expense is as follows:

Fiscal year ending June 30,	Amount
2010	$13,347
2011	10,236
2012	9,965
2013	8,888
2014	8,888
Thereafter	34,398

Total estimated amortization expense	$85,722

Note 11 — Income Taxes
The components of the income tax provision for continuing operations include:

	Year Ended June 30,
	2009	2008	2007
Current tax (benefit) expense:
U.S.	$31,899	$29,278	$40,485
State and local	7,067	6,781	5,439
Foreign	22,105	25,861	17,352

	61,071	61,920	63,276

Deferred tax (benefit) expense:
U.S.	7,405	6,031	(10,585)
State and local	2,359	1,397	(835)
Foreign	4,441	4,122	8,337

	14,205	11,550	(3,083)

Total provision for income taxes	$75,276	$73,470	$60,193

Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at June 30, 2009, and June 30, 2008, are comprised of the following:

	June 30,
	2009	2008
Prepaids	$(1,977)	$(1,589)
Depreciation and amortization	(48,372)	(37,706)
Goodwill	(12,456)	(10,830)
Other	(3,166)	(10,792)

Gross deferred tax liabilities	(65,971)	(60,917)

Accrued retirement benefits	94,888	72,558
Deferred rent	4,142	5,697
Other	3,847	8,724
Net operating loss carryforwards	14,523	12,212
Share based compensation	3,229	3,010
Accrued liabilities	17,207	15,910
Capitalized expenditures	732	803
Accrued compensation	15,535	12,162
Deferred revenue	39,424	30,972
Foreign tax credit	5,727	1,199

Gross deferred tax assets	199,254	163,247

Deferred tax assets valuation allowance	(10,884)	(12,524)

Net deferred tax asset	$122,399	$89,806

At June 30, 2009, we had loss carryforwards for tax purposes in various jurisdictions amounting to $65.0 million of which $37.7 million can be indefinitely carried forward under local statutes. The remaining loss carryforwards will expire, if unused, in varying amounts from 2010 through 2023.
The company maintains a valuation allowance of $10.9 million and $12.5 million at June 30, 2009 and 2008, respectively, against certain of its deferred tax assets, as it is more likely than not that they will not be fully realized. The valuation allowance includes the tax effect of foreign net operating loss carryforwards of $9.5 million and the tax effect of certain foreign temporary expenses of $1.4 million.
The net change in the valuation allowance of $1.6 million in fiscal year 2009 and $2.7 million in fiscal year 2008 is due to the release of valuation allowance in various jurisdictions, and the tax effect of the change in net operating losses and deferred foreign expenses.
The domestic and foreign components of income from continuing operations before income taxes for each of the three years ended June 30 are as follows:

	2009	2008	2007
Domestic	$127,811	$111,587	$97,239
Foreign	93,923	117,324	79,229

	$221,734	$228,911	$176,468

The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. These earnings relate to ongoing operations and at June 30, 2009 were approximately $323 million. Due to the availability of U.S. foreign tax credits, it is not practicable to estimate the U.S. federal income tax liability that might be payable if such earnings were not reinvested indefinitely. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.
The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the amounts provided and those that would have resulted from the application of the U.S. federal statutory tax rate are as follows:

	Year Ended June 30
	2009	2008	2007
Tax provision at U.S. federal statutory tax rate of 35 percent	$77,607	$80,119	$61,764
Increase (reduction) resulting from:
Foreign income tax rate differential, net	(7,613)	(10,955)	(5,678)
State income taxes, net of federal tax effect	6,579	4,030	4,604
Non-deductible expenses and foreign dividend	4,764	8,670	5,999
Tax credits	(4,702)	(11,484)	(8,338)
Other	(1,359)	3,090	1,842

Income tax provision	$75,276	$73,470	$60,193

At June 30, 2009, the amount of unrecognized tax benefits associated with uncertain tax positions, determined in accordance with FIN 48, was $9.4 million. This liability can be reduced by $1.6 million of offsetting deferred tax benefits associated with timing differences, foreign tax credits and the federal tax benefit of state income taxes. The net difference of $7.8 million, if recognized, would have a $7.5 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.3 million. The liability for unrecognized tax benefits decreased $1.6 million during the year.
A reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits is as follows:

	2009	2008
Balance at July 1	$11,034	$16,352
Increases related to tax positions in prior years	248	434
Decreases related to tax positions in prior years	(213)	(6,386)
Decreases related to settlements	(786)	(758)
Decreases related to lapse in statute of limitations	(1,562)	(615)
Increases related to current year tax positions	1,116	2,007
Cumulative translation adjustment	(423)	—

Balances at June 30	$9,414	$11,034
Interest and penalties related to unrecognized tax benefits are included in income tax expense. At June 30, 2009, the company had accrued interest of $1.5 million and penalties of $0.4 million, totaling $1.9 million. The company had accrued interest of $1.6 million and penalties of $0.4 million, totaling $2.0 million at June 30, 2008. Tax expense for the year ended June 30, 2009 includes an interest benefit of $0.1 million and no penalty expense. For the year ended June 30, 2008, tax expense included an interest benefit of $0.1 million and a penalty benefit of $1.1 million.

The company believes it is reasonably possible that there will be a $1.9 million decrease in the liability for unrecognized tax benefits within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.
The company and its subsidiaries conduct business globally and are subject to income tax in the US and in many states and foreign jurisdictions. The company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

Open Tax Years
(fiscal year ending in)
United States — federal	2006 and forward
United States — various states	2004 and forward
Canada — federal	2005 and forward
Germany	2003 and forward
United Kingdom	2006 and forward
Note 12 — Segment Information
We have five reportable operating segments or practice areas as follows:
(1)	Benefits Group

(2)	Human Capital Group

(3)	Technology and Administration Solutions Group

(4)	Investment Consulting Group

(5)	Insurance & Financial Services Group
Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis.
Revenue includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses).

The table below presents specified information about reported segments as of and for the year ended June 30, 2009:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$960,031	$172,737	$188,021	$160,819	$117,159	$38,735	$1,637,502
Net operating income	286,228	11,231	44,768	45,244	17,578	711	405,760
Interest expense	1,819	410	209	199	68	70	2,775

Depreciation and amortization	17,235	2,904	19,634	731	3,640	7,306	51,450
Receivables	211,746	29,824	14,699	28,439	21,168	4,687	310,563
The table below presents specified information about reported segments as of and for the year ended June 30, 2008:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$993,371	$195,925	$182,953	$169,173	$118,603	$43,922	$1,703,947
Net operating income	285,610	35,067	47,246	59,918	2,381	4,670	434,892
Interest expense	2,979	859	369	305	307	142	4,961

Depreciation and amortization	16,811	2,189	18,500	736	4,253	5,616	48,105
Receivables	248,375	46,526	16,075	34,545	33,140	4,773	383,434
The table below presents specified information about reported segments as of and for the year ended June 30, 2007:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$820,806	$169,845	$157,516	$128,720	$113,676	$41,104	$1,431,667
Net operating income	222,021	24,052	36,663	39,269	18,985	(6,108)	334,882
Interest expense	3,352	506	425	369	555	138	5,345

Depreciation and amortization	11,118	2,695	14,108	830	796	8,757	38,304
Receivables	228,284	40,516	15,616	27,427	31,959	6,689	350,491

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30 (in thousands):

	Year Ended June 30,
	2009	2008	2007
Revenue:
Total segment revenue	$1,637,502	$1,703,947	$1,431,667

Reimbursable expenses not included in segment revenue	55,259	62,014	58,164
Other, net	(16,732)	(5,906)	(3,308)

Consolidated revenue	$1,676,029	$1,760,055	$1,486,523

Net Operating Income:
Total segment income	$405,760	$434,892	$334,882
Income/(loss) from affiliates	8,181	2,067	(5,500)
Differences in allocation methods for depreciation, G&A, pension and medical costs (1)	(14,911)	(17,675)	(9,422)
Interest Expense	(2,778)	(5,977)	(1,581)
Other non-operating income	4,926	464	178
Discretionary bonuses	(167,590)	(184,980)	(139,433)
Other, net	(11,854)	120	(2,656)

Income before income taxes	$221,734	$228,911	$176,468

Interest expense:
Total segment expense	$2,775	$4,961	$5,345
Differences in allocation method	3	1,016	(3,764)

Consolidated interest expense	$2,778	$5,977	$1,581

Depreciation and amortization:
Total segment expense	$51,450	$48,105	$38,304

Intangible asset amortization, not allocated to segments	13,892	16,397	10,145
Differences in allocation method and other	8,106	7,926	8,786

Consolidated depreciation and amortization	$73,448	$72,428	$57,235

Receivables:
Total segment receivables	$310,563	$383,434	$350,491
Net valuation differences (2)	(8,153)	(17,678)	(13,664)

Total billed and unbilled receivables	302,410	365,756	336,827
Assets not reported by segment	1,323,909	1,350,220	1,192,882

Consolidated total assets	$1,626,319	$1,715,976	$1,529,709

(1)	Depreciation, general and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

(2)	Total segment receivables, which reflect the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue.

The following represents total revenue and long-lived assets information by geographic area as of and for the years ended June 30:

	Revenue			Long-lived Assets
	2009	2008	2007	2009	2008	2007
United States	$732,768	$761,584	$707,784	$188,646	$137,120	$174,369
United Kingdom	467,618	531,444	468,142	482,582	862,555	617,816
Rest of World	475,643	467,027	310,597	277,579	86,242	34,011

	$1,676,029	$1,760,055	$1,486,523	$948,807	$1,085,917	$826,196

Revenue is based on the country of domicile for the legal entity that originated the revenue. Exclusive of the United States and the U.K., revenue from no single country constituted more than 10 percent of consolidated revenue. Revenue from no single customer constituted more than one percent of consolidated revenue.
Note 13 — Commitments and Contingent Liabilities
The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business. The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.
Letters of Credit: At June 30, 2009, the company has letters of credit totaling $10.6 million under our existing credit facility to guarantee payment to beneficiaries in the event that the company fails to meet its financial obligations to these beneficiaries. These letters of credit will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.
The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.0 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.
Indemnification Agreements: The company has various agreements that provide that it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. Although it is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the company’s obligations and the unique facts of each particular agreement, the company does not believe that any potential liability that might arise from such indemnity provisions is probable or material. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.
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
     Watson Wyatt v. SBC Holdings, Inc. (Stroh Brewery Company): On July 23, 2004, we received a demand letter from Stroh’s counsel alleging that errors in valuations for 2001 and subsequent years understated the liabilities of its pension plan and overstated the company’s net worth. As a result, Stroh claimed it did not annuitize its defined benefit plan and redeemed its stock at an inflated price. On April 15, 2005, Watson Wyatt filed a petition in federal court to compel arbitration of the matter. Subsequently, Stroh filed an answer and counterclaim, alleging damages in excess of $46 million. In January, 2008, the Sixth Circuit Court of Appeals held that the entire claim is subject to arbitration. The parties and the arbitrator are currently in discussions to set an arbitration hearing for May 2010.
     Department of Labor Investigation: On November 17, 2006, Watson Wyatt Investment Consulting Inc. (“WWIC”) received a subpoena from the United States Department of Labor (“DOL”) in connection with its investigation into the compensation of consultants and other investment advisers. WWIC has responded to the subpoena and continues to cooperate with the DOL. Although the DOL has not made any significant inquiries during our 2009 fiscal year, WWIC continues to implement appropriate processes and procedures to comply with DOL regulations in connection with rendering investment advice.
     ExxonMobil Superannuation Plan (Australia) On May 15, 2009, related third-party actions were filed in Australia against Watson Wyatt Australia Pty Ltd. by Towers Perrin which is defending lawsuits brought by Esso Australia Pty Ltd and the Trustees of an ExxonMobil Australia pension fund related to alleged errors in amendments made to the Plan by other advisers prior to Towers Perrin’s 1990-1995 engagement, and prior to Watson Wyatt’s subsequent engagement commencing in 1996, as actuaries to the Plan. The Trustees had earlier filed a rectification action with the Victoria Supreme Court to correct the 1990 amendment (the “rectification action”). After various continuances, that action is now scheduled for trial in April 2010. If successful, the correction of the error should eliminate any potential additional contribution obligation. In 2007, the Trustees and Esso Australia Pty Ltd had also brought actions against Towers Perrin in Australia (the “2007 actions”) for allegedly failing to detect the errors. These actions are the basis for the third-party actions against Watson Wyatt. Unless the Victorian Supreme Court allows a revision of the plan document to correct the language of the amendment to conform to the manner in which the pension plan was intended to be, and actually was, administered, the potentially required contributions arising out of the allegedly erroneous amendments could be, with interest, as much as AU$580,000,000. In the third party actions joining Watson Wyatt to the 2007 actions, Towers Perrin states that if it has any liability, Watson Wyatt should contribute a portion of any potential liability since Watson Wyatt as the successor actuary also did not discover the errors in the plan amendment between 1996 and 2001. Watson Wyatt has notified its insurers of facts and circumstances that could lead to a claim regarding this matter. Watson Wyatt has not provided reserves against this claim beyond initial legal fees for basic due diligence because the facts have not developed to the point that a loss is deemed to be probable.

Note 14 — Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock-based compensation plan shares and employee stock purchase plan shares using the “treasury stock” method. The components of basic and diluted earnings per share are as follows (in thousands, except for share data):

	Year Ended June 30,
	2009	2008	2007
Net income	$146,458	$155,441	$116,275

Weighted average outstanding shares of common stock	42,690	42,577	42,413
Contingency Stock	—	—	1,950
Dilutive effect of SBI plan shares	171	1,804	321

Common stock and stock equivalents	42,861	44,381	44,684

Basic earnings per share	$3.43	$3.65	$2.74

Diluted earnings per share	$3.42	$3.50	$2.60

The diluted earnings per share calculations assume that 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding since July 31, 2005. The diluted earnings per share calculation for 2008 also assumes that the 218,089 WWN contingent shares were also outstanding at the beginning of the fiscal year. All of these shares were issued during the fourth quarter of fiscal year 2008.
Note 15 — Restricted Shares
In conjunction with our WWLLP business combination on July 31, 2005, we issued 9,090,571 Class A common shares, 4,749,797 of which were subject to contractual transfer restrictions. Transfer restrictions expired on 2,339,761 of these shares on July 31, 2006 and expired on the remaining 2,410,036 shares on July 31, 2007. The contingencies associated with the payment of an additional 1,950,000 Class A shares were met and the the contingent shares were issued to the former partners of WWLLP on April 15, 2008.

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
Note 16 — Exit From Multi-employer Retirement Consulting Business
On February 1, 2008, the company exited its U.S. “Taft-Hartley” retirement consulting business and its Canadian private sector, negotiated costs, trusteed plan business. This affected approximately 70 retirement clients, accounting for approximately $15 million in annual revenue. Two newly created companies, which are owned and operated by individuals who were formerly Watson Wyatt associates, service these clients in the U.S. and Canada, respectively. These associates, who focus on multi-employer retirement plans, moved to the new companies on February 1, 2008. Watson Wyatt has no ownership in these new companies, but is compensated for release of certain non-compete obligations through receipt of approximately 30% of the new companies’ revenue from clients that transfer from the company for five years beyond the exit date which resulted in non-operating income of approximately $4 million in fiscal year 2009.
Note 17 — Unaudited Quarterly Financial Data
Summarized quarterly financial data for the years ended June 30, 2009 and 2008 are as follows (in thousands, except per share amounts):

	2009 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$426,126	$436,389	$416,994	$396,520
Income from operations	51,184	55,785	51,790	50,624
Income before income taxes	53,322	57,817	56,518	54,077
Net income	35,160	39,551	40,591	31,156
Earnings per share:
Net income, basic	0.82	0.93	0.95	0.73
Net income, diluted	0.82	0.93	0.95	0.73

	2008 Quarter Ended
	September 30	December 31	March 31	June 30
Revenue	$401,687	$447,032	$457,525	$453,811
Income from operations	51,233	59,942	64,434	51,164
Income before income taxes	51,833	57,587	64,816	54,675
Net income	34,444	36,781	42,546	41,670
Earnings per share: (a)
Net income, basic	0.81	0.87	1.01	0.96
Net income, diluted	0.77	0.82	0.96	0.95

(a)	The diluted earnings per share calculation for fiscal years 2008 assume that 1,950,000 contingent shares related to the WWLLP business combination have been issued and outstanding at the beginning of the year. The diluted earnings per share calculation for 2008 also assumes that the 218,089 WWN contingent shares were also outstanding at the beginning of the fiscal year. All of these shares were issued during the fourth quarter of fiscal year 2008.

The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.
Note 18 — Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and August 14, 2009, the date the financial statements were issued.

WATSON WYATT WORLDWIDE, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
(Thousands of U.S. Dollars)

		Additions
	Balance	Charged	Additions
	at	Against	Charged	Additions		Balance
	Beginning	(Credited	to	Resulting		at
	of	to)	Other	From		End of
Description	Year	Revenue	Accounts	Acquisitions	Deductions	Year
Year Ended June 30, 2009
Allowance for uncollectible accounts	$8,544	$5,355	$—	$—	$(9,447)	$4,452

Allowance for unbillable accounts	11,700		—	—	(2,585)	9,115

Valuation allowance for deferred tax assets	12,524	—	(1,639)	—	—	10,885

Year Ended June 30, 2008

Allowance for uncollectible accounts	$6,216	$14,309	$—	$—	$(11,981)	$8,544

Allowance for unbillable accounts	7,683	4,017	—	—	—	11,700

Valuation allowance for deferred tax assets	9,826	—	2,698	—	—	12,524

Year Ended June 30, 2007

Allowance for uncollectible accounts	$3,678	$11,109	$—	$—	$(8,571)	$6,216

Allowance for unbillable accounts	5,348	2,335	—	—	—	7,683

Valuation allowance for deferred tax assets	23,841	—	(9,777) (1)	—	(4,238)	9,826

(1)	The decrease is due to reclassification of the deferred tax assets for foreign branches.

EXHIBITS.
In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other factual or disclosure information about Watson Wyatt or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; may apply standards of materiality in a way that is different from what may be material to investors; and were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Watson Wyatt may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

3.1	Amended and Restated Certificate of Incorporation of Watson Wyatt Worldwide, Inc.(1)

3.2	Amended and Restated Bylaws of Watson Wyatt Worldwide, Inc.(2)

4	Form of Certificate Representing Common Stock(3)

10.1	Amended and Restated Revolving Credit Agreement (Credit Agreement) Among Suntrust Bank and Others dated July 11, 2005(4)

10.2	Amendment to the Credit Agreement Among Suntrust Bank and Others dated September 30, 2005(5)

10.3	Amendment to the Credit Agreement Among Suntrust Bank and Others dated June 21, 2007 (6)

10.4	Third Amendment to Amended and Restated Revolving Credit Agreement dated September 14, 2007 (7)

10.5	FY06 Performance Share Bonus Incentive Program (8)

10.6	FY07 Performance Share Bonus Incentive Program (1)

10.7	FY08 Performance Share Bonus Incentive Program (9)

10.8	Trust Deed and Rules of the Watson Wyatt Share Incentive Plan 2005 (U.K.) (10)

10.9	Watson Wyatt Share Incentive Plan 2005 Deed of Amendment (U.K.) (10)

10.10	Amended and Restated Senior Officer Deferred Compensation Plan (2)

10.11	Amended 2001 Deferred Stock Unit Plan for Selected Employees(18)

10.12	Amended Voluntary Deferred Compensation Plan for Non-Employee Directors (2)

10.13	Amended Compensation Plan for Outside Directors(7)

10.14	Form of Employment Agreement between Watson Wyatt Limited and each of Chandrasekhar Ramamurthy, Paul N. Thornton and Roger C. Urwin(11)

10.15	Deed of Lease between Watson Wyatt & Company and Arlington Office, LLC, dated April 27, 2004(12)

10.16	First Amendment to Deed of Lease between Watson Wyatt & Company and Arlington Office L.L.C., dated April 22, 2005(13)

10.17	First Amendment to Lease Between Watson Wyatt & Company and Arlington Office LLC dated November 14, 2005 (14)

10.18	Form of Indemnification Agreement among Watson Wyatt & Company Holdings and each of its directors and Section 16 officers(15)

10.19	Agreement and Plan of Merger among Watson Wyatt Worldwide, Inc., Towers Perrin, Forster & Crosby, Inc. Jupiter Saturn Holding Company, Jupiter Saturn Delaware, Inc. and Jupiter Saturn Pennsylvania, Inc. dated June 26, 2009 (17)

10.20	2008 Long-Term Incentive Program for Selected Associates (18)

10.21	FY09 Performance Share Bonus Incentive Program (18)

10.22	Form of Voting Agreement between Watson Wyatt and Directors and Executive Officers of Towers Perrin (19)

16	Letter re change in certifying accountant (16)

21	Subsidiaries of Watson Wyatt Worldwide, Inc.(2)

23	Consent of the Company’s Independent Registered Public Accounting Firm – Deloitte & Touche LLP(2)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2007

(2)	Incorporated by reference from Registrant’s Form 10-K, filed on August 15, 2008

(3)	Incorporated by reference from Registrant’s Form 8-K, filed on January 3, 2006

(4)	Incorporated by reference from Registrant’s Form 8-K, filed on July 14, 2005

(5)	Incorporated by reference from Registrant’s Form 10-Q, filed on November 9, 2005

(6)	Incorporated by reference from Registrant’s Form 10-K, filed on August 24, 2007

(7)	Incorporated by reference from Registrant’s Form 10-Q, filed on November 9, 2007

(8)	Incorporated by reference from Registrant’s Form 8-K, filed on May 16, 2006.

(9)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 8, 2008

(10)	Incorporated by reference from Registrant’s Form 10-K, filed on September 1, 2006

(11)	Incorporated by reference from Registrant’s Form S-4 (File No. 33-3124629), filed on May 4, 2005

(12)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 7, 2004

(13)	Incorporated by reference from Registrant’s Form 10-Q, filed on May 10, 2005

(14)	Incorporated by reference from Registrant’s Form 10-Q, filed on February 9, 2006

(15)	Incorporated by reference from Registrant’s Form 8-K, filed on October 4, 2005

(16)	Incorporated by reference from Registrant’s Form 8-K, filed on December 13, 2006

(17)	Incorporated by reference from Registrant’s Form 8-K, filed on June 29, 2009

(18)	Incorporated by reference from Registrant’s Form 10-Q, filed on February 6,2009

(19)	Incorporated by reference from Exhibit A-1 of Exhibit 2.1 of Registrant’s Form 8-K, filed on June 29, 2009