Form 10-Q
period 2009-09-30
Watson Wyatt Worldwide, Inc.
filed 2009-11-09
CIK 1103126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of October 31, 2009 there were 42,341,780 shares of Class A Common Stock at a par value of $0.01 per share.

WATSON WYATT WORLDWIDE, INC.
INDEX TO FORM 10-Q
For the Three Months Ended September 30, 2009

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Per Share Data)
(Unaudited)

	Three months ended September 30,
	2009	2008
Revenue	$401,345	$426,126

Costs of providing services:
Salaries and employee benefits	236,081	235,879
Professional and subcontracted services	16,159	26,315
Occupancy, communications and other	39,872	49,997
General and administrative expenses	39,770	43,887
Depreciation and amortization	17,934	18,864
Transaction and integration expenses	8,388	—

	358,204	374,942

Income from operations	43,141	51,184

Income from affiliates	947	1,695
Interest income	350	1,031
Interest expense	(449)	(569)
Other non-operating income / (expense)	1,142	(19)

Income before income taxes	45,131	53,322

Provision for income taxes	15,350	18,162

Net income	$29,781	$35,160

Earnings per share:
Net income — Basic	$0.70	$0.82

Net income — Diluted	$0.69	$0.82

Weighted average shares of common stock, basic (000)	42,673	42,935

Weighted average shares of common stock, diluted (000)	42,888	43,085

See accompanying notes to the
condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	September 30,	June 30,
	2009	2009
Assets
Cash and cash equivalents	$111,389	$209,832
Receivables from clients:
Billed, net of allowances of $5,207 and $4,452	185,148	190,991
Unbilled, at estimated net realizable value	130,786	111,419

	315,934	302,410
Deferred income taxes	10,666	13,739
Other current assets	60,151	39,619

Total current assets	498,140	565,600
Investment in affiliates	24,235	23,361
Fixed assets, net	168,855	174,857
Deferred income taxes	109,539	111,912
Goodwill	540,896	542,754
Intangible assets, net	180,492	186,233
Other assets	21,865	21,602

Total Assets	$1,544,022	$1,626,319

Liabilities
Accounts payable and accrued liabilities	$144,081	$123,073
Accrued salary and discretionary compensation	55,798	162,351
Other current liabilities	46,483	51,716

Total current liabilities	246,362	337,140
Revolving credit facility	10,000	—
Accrued retirement benefits	272,599	292,555
Deferred rent and accrued lease losses	27,516	28,434
Other noncurrent liabilities	114,350	113,554

Total Liabilities	670,827	771,683

Commitments and contingencies

Stockholders’ Equity
Class A Common Stock — $.01 par value:
99,000,000 shares authorized; 43,813,451 and 43,813,451 issued and 42,647,702 and 42,657,431 outstanding	438	438
Additional paid-in capital	447,350	452,938
Treasury stock, at cost - 1,165,749 and 1,156,020 shares	(61,079)	(63,299)
Retained earnings	635,216	608,634
Accumulated other comprehensive loss	(149,676)	(145,073)

Total Stockholders’ Equity	872,249	853,638

Non-controlling interest	946	998

Total Equity	873,195	854,636

Total Liabilities and Total Equity	$1,544,022	$1,626,319

See accompanying notes to the
condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Three months ended September 30,
	2009	2008
Cash flows used in operating activities:
Net income	$29,781	$35,160
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful receivables from clients	1,407	3,615
Depreciation	14,538	14,827
Amortization of intangible assets	3,396	4,037
Provision for (benefit from) deferred income taxes	6,080	(7,946)
Income from affiliates	(947)	(1,695)
Distribution from affiliates	146	144
Other, net	(1,578)	1,663
Changes in operating assets and liabilities (net of business acquisitions)
Receivables from clients	(14,931)	1,492
Other current assets	(20,532)	(7,503)
Other assets	(263)	2,162
Accounts payable and accrued liabilities	(83,125)	(100,646)
Income taxes payable and deferred	483	(3,190)
Accrued retirement benefits	(19,956)	(2,409)
Deferred rent and accrued lease losses	(918)	(968)
Other noncurrent liabilities	3,733	(12,328)

Cash flows used in operating activities:	(82,686)	(73,585)

Cash flows used in investing activities:
Business acquisitions and contingent consideration payments	—	(538)
Purchases of fixed assets	(6,166)	(10,013)
Capitalized software costs	(5,079)	(5,594)
Contingent proceeds from divestitures	1,142	(19)

Cash flows used in investing activities:	(10,103)	(16,164)

Cash flows (used in) from financing activities:
Borrowings under Credit Facility	10,000	105,000
Dividends paid	(3,199)	(3,195)
Repurchases of common stock	(13,328)	(73,613)
Issuances of common stock and excess tax benefit	1,516	1,535

Cash flows (used in) from financing activities:	(5,011)	29,727

Effect of exchange rates on cash	(643)	2,865

Decrease in cash and cash equivalents	(98,443)	(57,157)

Cash and cash equivalents at beginning of period	209,832	124,632

Cash and cash equivalents at end of period	$111,389	$67,475

Supplemental disclosures:
Cash paid for interest	$450	$395
Cash paid for income taxes, net of refunds	$17,319	$14,251
See accompanying notes to the
condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Thousands of U.S. Dollars, Except Share Data)
(Unaudited)

	Class A
	Common
	Stock					Accumulated
	Outstanding	Class A	Additional	Treasury		Other
	(number of shares,	Common	Paid-in	Stock,	Retained	Comprehensive
	in thousands)	Stock	Capital	at Cost	Earnings	Loss	Total
Balance at June 30, 2009	42,657	$438	$452,938	$(63,299)	$608,634	$(145,073)	$853,638
Comprehensive Income:
Net income	—	—	—	—	29,781	—	29,781
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,603)	(4,603)

Total comprehensive income							25,178
Cash dividends declared	—	—	—	—	(3,199)	—	(3,199)
Repurchases of common stock	(305)	—	—	(13,328)	—	—	(13,328)
Issuances of common stock and excess tax benefit	295	—	(5,588)	15,548	—	—	9,960

Balance at September 30, 2009	42,647	$438	$447,350	$(61,079)	$635,216	$(149,676)	$872,249

See accompanying notes to the
condensed consolidated financial statements

WATSON WYATT WORLDWIDE, INC.
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in thousands, except per share data)
(Unaudited)
Note 1 – Basis of Presentation.
The accompanying unaudited quarterly condensed consolidated financial statements of Watson Wyatt Worldwide, Inc. and our subsidiaries (collectively referred to as “we,” “Watson Wyatt,” “Watson Wyatt Worldwide” or the “company”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which is filed with the SEC and may be accessed via EDGAR on the SEC’s web site at www.sec.gov. The year-end balance sheet data was derived from audited financial statements.
Our fiscal year 2010 began July 1, 2009 and ends June 30, 2010.
The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2010. The results reflect certain estimates and assumptions made by management including estimated bonuses and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Note 2 – Proposed Merger with Towers, Perrin, Forster & Crosby, Inc.
On June 26, 2009, we entered into an Agreement and Plan of Merger with Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”) (“the Merger”). Towers Perrin is a global professional services firm concentrated in human capital strategy, program design and management, and in the areas of risk and capital management, insurance and reinsurance intermediary services and actuarial consulting. Pursuant to the merger agreement, Towers Perrin and Watson Wyatt will combine their businesses and become wholly-owned subsidiaries of a new holding company, Jupiter Saturn Holding Company (the “Holding Company”). When the merger is completed, the Holding Company will change its name to Towers Watson & Co. (“Towers Watson”), and its Class A common stock will be publicly traded.
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
The following describes the merger consideration that will be transferred by the Holding Company at the effective time of the merger:
Watson Wyatt stockholders, holders of Watson Wyatt deferred stock units outstanding under the 2001 Watson Wyatt Deferred Stock Unit Plan, and holders of the Watson Wyatt stock options outstanding under the Watson Wyatt 2000 Long-term Incentive Plan, will be entitled to receive in the aggregate fifty percent of Towers Watson’s voting common stock outstanding as of the effective time of the merger in the form of Towers Watson Class A common stock. Towers Watson Class A common stock issued to Watson Wyatt stockholders in the merger will be freely tradable.

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
In addition, a select number of Towers Perrin employees meeting defined age plus years of service criteria may elect to have between 50% and 100% of their Towers Perrin shares converted into Towers Watson Class R common stock which will be automatically redeemed by Towers Watson on the first business day following the effective time of the merger for equal amounts of cash and one year subordinated promissory notes. If the Class R eligible shareholder does not make a valid Class R election, then the shareholder will receive consideration in the same manner as any other Towers Perrin shareholder. The consideration transferred in the form of Towers Watson notes and cash related to Class R election depends on the number of Class R eligible shareholders that make a valid Class R election and the proration between 50% and 100% of that election. The total amount of cash and Towers Watson Notes available to repurchase shares of Towers Perrin common stock from the Class R Eligible Participants equals $400 million. The amount of cash and Towers Watson Notes actually paid to redeem Towers Watson Class R common stock may be less if the Class R election is undersubscribed; actual results will vary depending on the overall number of shares of Towers Perrin common stock designated for conversion to shares of Towers Watson Class R common stock.
The merger agreement contains termination rights for both Watson Wyatt and Towers Perrin. In the event one party terminates the merger agreement, the terminating party would be required to pay the non-terminating party either a termination fee of $65 million or reimburse the non-terminating party’s transaction-related expenses up to $10 million, depending on the specific circumstances as described in the merger agreement.
We currently estimate the consideration to be transferred to Towers Perrin stockholders and employees is expected to be $1.8 billion, based on Watson Wyatt’s October 30, 2009 closing stock price of $43.58. The actual value of consideration transferred at the effective time of the merger could differ depending on a variety of factors, including Watson Wyatt’s actual diluted shares outstanding and fluctuations in Watson Wyatt’s stock price.
The transaction is subject to stockholder approval, regulatory clearance under the competition laws of certain countries and jurisdictions including the European Union, and other customary closing conditions. On August 6, 2009, we received notification from the U.S. antitrust authorities that the transaction has received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The boards of both Towers Perrin and Watson Wyatt have unanimously approved the transaction. The Holding Company filed a registration statement on Form S-4 on September 3, 2009, Amendment No. 1 to Form S-4 on October 19, 2009, Amendment No. 2 to Form S-4 on November 4, 2009 and Amendment No. 3 to Form S-4 on November 9, 2009 with the Securities and Exchange Commission (Registration No. 333-161705) containing a joint proxy statement / prospectus and other relevant documents concerning the proposed merger. We urge you to read these documents filed under the Jupiter Saturn Holding Company. The companies anticipate that they will each hold a special meeting of stockholders to vote on the proposed merger in the fourth quarter of calendar year 2009 with a closing date as soon as possible thereafter.

The transaction will be accounted for under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Although the business combination of Watson Wyatt and Towers Perrin is a “merger of equals,” generally accepted accounting principles require that one of the two companies in the transaction be designated as the acquirer for accounting purposes based on several factors. Watson Wyatt will be treated as the acquiring entity for accounting purposes. Accordingly, the historical financial statements of Watson Wyatt will become the historical financial statements of the Holding Company. As the transaction has not yet closed, the results of Towers Perrin’s operations are not included in the company’s results for the three months ended September 30, 2009.
Towers Perrin and Watson Wyatt each have a 36.4% equity investment in Professional Consultants Insurance Company (“PCIC”). PCIC provides professional liability insurance on a claims-made basis. The combined entity post-merger will own 72.8% of PCIC and will be required to consolidate the results of PCIC into its consolidated financial statements.
For a more complete description of the merger agreement and amendment to the merger agreement, please see Amendment No. 3 to the registration statement on Form S-4 filed with the Securities and Exchange Commission (Registration No. 333-161705) on November 9, 2009.
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

Management evaluates the performance of its segments and allocates resources to them based on net operating income on a pre-bonus, pre-tax basis. The table below presents specified information about reported segments for the three months ended September 30, 2009:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$223,670	$37,680	$55,457	$44,729	$24,182	$10,616	$396,334

Net operating income	63,417	2,684	17,083	15,123	292	2,627	101,226

Receivables	211,389	32,624	27,201	28,253	20,073	7,883	327,423
The table below presents specified information about reported segments as of and for the three months ended September 30, 2008:

			Technology and	Investment	Insurance &
	Benefits	Human Capital	Administration	Consulting	Financial Services
	Group	Group	Solutions	Group	Group	Other	Total
Revenue (net of reimbursable expenses)	$232,705	$49,602	$53,218	$42,107	$27,806	$11,447	$416,885

Net operating income	61,523	6,842	14,461	12,527	834	3,391	99,578

Receivables	243,394	45,170	20,681	29,827	27,355	7,985	374,412
Information about interest income and tax expense is not presented as a segment expense because such items are not considered a responsibility of the segments’ operating management.

Reconciliations of the information reported by segment to the historical consolidated amounts follow for the three month periods ended September 30, 2009 and 2008:

	As of and For the
	Three Months Ended September 30
	2009	2008
Revenue:
Total segment revenue	$396,334	$416,885
Reimbursable expenses and other not included in total segment revenue	5,011	9,241

Consolidated revenue	$401,345	$426,126

Net Operating Income:
Total segment net operating income	$101,226	$99,578
Income from affiliates	947	1,695
Differences in allocation methods (1)	(372)	(2,960)
Discretionary compensation	(47,963)	(42,258)
Other, net	(8,707)	(2,733)

Income before income taxes	$45,131	$53,322

Receivables:
Total segment receivables — billed and unbilled (2)	$327,423	$374,412
Net valuation differences	(11,489)	(13,762)

Total billed and unbilled receivables	315,934	360,650
Assets not reported by segment	1,228,088	1,212,224

Consolidated total assets	$1,544,022	$1,572,874

(1)	General and administrative, pension, and medical costs are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base upon which allocations are made differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for U.S. GAAP purposes.

(2)	Total segment receivables, which reflects the receivable balances used by management to make business decisions, are included for management reporting purposes net of deferred revenue – cash collections and invoices generated in excess of revenue recognized in the segment revenue.

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
2001 Deferred Stock Unit Plan for Selected Employees
Deferred Stock Units — The 2001 Deferred Stock Unit Plan for Selected Employees is intended to provide selected associates of the company with additional incentives by permitting the company to grant them an equity interest in the company in the form of restricted stock units, in lieu of a portion of their annual fiscal year end bonus. Shares under this plan are awarded during the first quarter of each fiscal year. During the first quarter of fiscal year 2010, 219,751 shares of common stock were awarded at an average market price of $44.08 for a total fair value of $9.7 million. During the first quarter of fiscal year 2009, 295,775 shares of common stock were awarded at an average market price of $54.24 for a total fair value of $16.0 million.
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
Incentives under the SBI Program are provided through grants of deferred stock units pursuant to the company’s 2001 Deferred Stock Unit Plan for Selected Employees. Grants of deferred stock units are based on either salary or on the value of the cash portion of the eligible participant’s fiscal year-end bonus target and a multiplier, which is then converted into a target number of deferred stock units based upon the company’s stock price as of the quarter end prior to grant. Participants may vest between zero and 170% of the target number of deferred stock units or between zero and 100% based on the extent to which financial and strategic performance metrics are achieved over a three fiscal year period. The financial and strategic performance metrics are established at the beginning of each performance period. For the performance periods covering fiscal years 2007 through 2009, 2008 through 2010, and 2009 through 2011, the vesting criteria are based upon growth specific metrics such as earnings per share, NOI and revenue. During the first quarter of fiscal year 2010, 94,906 shares vested, of which, 66,065 were deferred and 28,841 were awarded at a market price of $44.07 to certain senior executive officers under the SBI 2007 plan, which represented vesting at 135% of the target number of deferred stock units. During the first quarter of fiscal year 2009, 164,457 shares vested, of which, 120,396 were deferred and 44,061 were awarded at a market price of $56.83 to certain senior executive officers under the SBI 2006 plan, which represented vesting at 170% of the target number of deferred stock units.
Management periodically reviews the conditions that would affect the vesting of performance based awards and adjusts compensation expense, if necessary, based on achievement of financial and strategic performance metrics set by the Compensation Committee. The SBI 2008 and 2009 plan documents state that the Compensation Committee has the discretion to accelerate the vesting of awards under the SBI Program in connection with a change in control. The Compensation Committee determined in the first quarter of fiscal year 2010 that both the SBI 2008 and 2009 plan awards would not vest at 100% of target when subject to the plan change of control provisions that would become effective upon consummation of the proposed merger with Towers Perrin, currently expected to close at the end of calendar year 2009. Upon this determination, the Compensation Committee concluded that (i) no payout would be made under the SBI 2008 plan upon the effective date of the merger, and (ii) it would settle the SBI 2009 plan at 100% target in order to treat participants fairly and retain key talent and to also take into account that the performance period would only be halfway completed at the projected date of the merger. Approximately $0.5 million of compensation expense was reversed related to these plans during the first quarter of fiscal year 2010 compared to approximately $0.4 million of compensation expense recorded in the first quarter of fiscal year 2009.
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
Approximately $0.1 million of compensation expense was recorded relative to this plan during the first three months of fiscal year 2010 and 2009, respectively.
2001 Employee Stock Purchase Plan
The 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) enables employees to purchase shares of the company’s stock at a 5 percent discount. The Stock Purchase Plan is a non-compensatory plan under generally accepted accounting principals of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan.
2000 Long-Term Incentive Plan
In June 2000, the company adopted the Watson Wyatt & Company Holdings 2000 Long-Term Incentive Plan (the “Stock Option Plan”), which provides for the granting of non-qualified stock options and stock appreciation rights to full-time associates of the company and to the Board of Directors. Options under the Stock Option Plan were granted in conjunction with its initial public offering in fiscal year 2001 and periodically until March 2002. As of September 30, 2008, there were 7 thousand stock options outstanding under the Stock Option Plan. The company did not grant stock options during the three months ended September 30, 2008. During the three months ended September 30, 2008, participants exercised 520 options.
In light of the pending merger with Towers Perrin, the Compensation Committee determined that it could not establish performance metrics for senior executives under the SBI Program for fiscal 2010. As a result, the Board of Directors granted nonqualified stock options as incentive compensation. The option awards have a seven-year term and will vest ratably over each of the three years following the date of grant, provided that upon a change in control of the company, including the Merger, the options become fully vested and exercisable. During the three months ending September 30, 2009, 125,648 stock options were granted with an exercise price equal to the grant date market price of the company’s common stock of $42.47.
The weighted-average fair value of the stock option grants were calculated using the Black-Scholes formula and are in the valuation assumptions table below. In addition, a post-vesting discount was calculated using 1.4%, the risk-free interest rate of a three-year bond, compounded over three-years. The post-vesting discount was used to estimate fair value as there is a transfer restriction for three years of the stock option’s underlying shares once vested. There were no exercises of stock options during the three months ended September 30, 2009.

	Three Months Ended
	September 30,
	2009	2008
Stock option grants:
Risk-free interest rate	1.4%	—
Expected lives in years	3	—
Expected volatility	37.0%	—
Dividend yield	0.7%	—
Weighted-average grant date fair value of options granted	$10.21	—
Number of shares granted	125,648	—
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
Components of Net Periodic Benefit Cost for Defined Benefit Pension Plans
The following table sets forth the components of net periodic benefit cost for the company’s defined benefit pension plan for North America and the U.K. for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	North		North
	America	U.K.	America	U.K.
Service Cost	$5,983	$1,512	$7,160	$1,851
Interest Cost	12,293	5,265	12,066	6,200
Expected Return on Plan Assets	(11,553)	(4,668)	(12,826)	(6,314)
Amortization of Net Loss/(Gain)	3,542	703	1,867	(100)
Amortization of Prior Service (Credit)/Cost	(406)	11	(565)	13

Net Periodic Benefit Cost	$9,859	$2,823	$7,702	$1,650

The fiscal year 2010 net periodic benefit cost is based, in part, on the following rate assumptions as of June 30, 2009 for the North America and U.K. plans:

	North America	U.K.
Discount rate	7.21%	6.30%

Expected long-term rate of return on assets	8.61%	6.81%

Rate of increase in compensation levels	3.29%	5.45%
Employer Contributions
The company made $30.4 million in contributions to North American plans during the first three months of fiscal year 2010. We anticipate that $1.8 million will be contributed by the company to the North American pension plans over the remainder of the fiscal year.
The company made $4.7 million in contributions to the U.K. plans during the first three months of fiscal year 2010 and anticipates making $11.8 million in contributions over the remainder of the fiscal year.
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

Components of Net Periodic Benefit Cost for Other Postretirement Plans
The following table sets forth the components of net periodic benefit cost for the company’s healthcare and post-retirement plans for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30
	2009	2008
Service cost	$297	$329
Interest cost	653	724
Expected return on plan assets	—	—
Amortization of unrecognized net gain	(275)	(201)
Amortization of prior service credit	(143)	(166)

Net periodic benefit cost	$532	$686

Employer Contributions
The company made contributions in the form of premiums and medical claim payments to its healthcare and post-retirement plans of $0.9 million in the three months ended September 30, 2009 and $1.0 million in the three months ended September 30, 2008. We plan to make additional payments of approximately $4.0 million through the remainder of the fiscal year.
Note 6 – Goodwill and Intangible Assets.
The components of goodwill and intangible assets are outlined below for the three months ended September 30, 2009:

			Technology		Insurance
			and		and
		Human	Administration	Investment	Financial
	Benefits	Capital	Solutions	Consulting	Services
	Group	Group	Group	Group	Group	All Other	Total
Balance as of June 30, 2009	$343,158	$30,644	$51,796	$52,308	$63,634	$1,214	$542,754

Goodwill acquired	—	—	—	—	—	—	—

Translation adjustment	2,100	(42)	(1,324)	(867)	(1,725)	—	(1,858)

Balance as of September 30, 2009	$345,258	$30,602	$50,472	$51,441	$61,909	$1,214	$540,896

The following table reflects changes in the net carrying amount of the components of intangible assets for the three months ended September 30, 2009:

	Trademark &	Customer related	Core/developed	Non-compete
	trade name	intangible	technology	agreements	Total
Balance as of June 30, 2009	$100,511	$78,843	$6,757	$122	$186,233

Intangible assets acquired	—	—	—	—	—

Amortization expense	—	(2,235)	(1,106)	(55)	(3,396)

Translation adjustment	(2,902)	611	(58)	4	(2,345)

Balance as of September 30, 2009	$97,609	$77,219	$5,593	$71	$180,492

The following table reflects the carrying value of intangible assets at September 30, 2009 and June 30, 2009:

	September 30, 2009		June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Trademark & trade name	$98,011	$402	$100,913	$402
Customer related intangibles	109,432	32,213	108,821	29,978
Core/developed technology	23,467	17,874	23,525	16,768
Non-compete agreements	1,277	1,206	1,273	1,151

Total intangible assets	$232,187	$51,695	$234,532	$48,299

A component of the change in the gross carrying amount of intangible assets reflects translation adjustments between June 30, 2009 and September 30, 2009. Goodwill and intangible assets are largely denominated in the British pound and Euro and are translated into our reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date.
Certain trademark and trade name intangibles purchased as part of the WWLLP combination in fiscal year 2005 have indefinite useful lives and are not amortized.

The weighted average remaining life of amortizable intangible assets at September 30, 2009, was 8.3 years. Estimated amortization expense for the remainder of fiscal year 2010 and subsequent fiscal years is as follows:

Fiscal year ending June 30:	Amount
2010	$9,948
2011	10,265
2012	10,001
2013	8,926
2014	8,926
Thereafter	34,817

Total	$82,883

Note 7 – Earnings Per Share.
Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the three month periods ended September 30, 2009 and 2008. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effect of stock-based compensation plans and employee stock purchase plan shares using the “treasury stock” method over the same measurement period. For the three months ended September 30, 2009 and 2008, 82,000 and 0 employee stock options were excluded from the diluted earnings per share calculation because the effect would have been anti-dilutive. The components of basic and diluted earnings per share are as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net income	$29,781	$35,160

Weighted average outstanding shares of common stock	42,673	42,935
Dilutive effect of employee stock plans	215	150

Common stock and stock equivalents	42,888	43,085

Earnings per share:
Net income-Basic	$0.70	$0.82

Net income-Diluted	$0.69	$0.82

Note 8 – Investments in Affiliates.
PCIC
The company has an equity investment in Professional Consultants Insurance Company, Inc. (PCIC). As defined by ASC 810, PCIC is a variable interest entity. Based on the legal, financial and operating structure of PCIC, the company has concluded that it is not the primary beneficiary of PCIC. Accordingly, the company does not consolidate the results of PCIC into its consolidated financial statements. The company applies the equity method of accounting for its investment in PCIC.
PCIC was organized in 1987 as a captive insurance company under the laws of the State of Vermont. PCIC provides professional liability insurance on a claims-made basis to three actuarial and management consulting firms, all of which participate in the program as both policyholders and stockholders.
Capital contributions to PCIC are required when approved by a majority of its stockholders. From the time PCIC was organized through September 30, 2009, we have provided capital contributions to PCIC through cash contributions totaling $7.3 million and through the issuance of letters of credit totaling $10.6 million. Our ownership interest in PCIC as of September 30, 2009 and 2008 was 36.43 percent.
Management believes that the company’s maximum financial statement exposure regarding its investment in PCIC as of September 30, 2009 is limited to the carrying value of the company’s investment in PCIC of $14.4 million, combined with letters of credit totaling $10.6 million, for a total maximum exposure of $25.0 million.
Due to the timing of preparation of PCIC’s financial statements, the company records earnings from its equity method investee on a three month lag.
The summary operating results for PCIC for the 12 month period ending June 30, 2009 and 2008 are as follows:

	June 30,
	2009	2008

Revenue	$44,797	$46,788
Operating Expenses	20,517	35,258

Income before taxes	24,280	11,530

Net income	$16,012	$7,601

Summarized audited balance sheet information for PCIC as of its fiscal year end December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
Current assets	$194,620	$172,639
Noncurrent assets	66,655	64,552

Total assets	$261,275	$237,191

Current liabilities	$27,984	$28,751
Noncurrent liabilities	201,458	198,584
Stockholders’ equity	31,833	9,856

Total liabilities and stockholders’ equity	$261,275	$237,191

Fifth Quadrant
The company acquired a 20 percent investment in Fifth Quadrant Actuaries & Consultants (Pty) Ltd (Fifth Quadrant) in June 2008. Fifth Quadrant is an independent South African firm of actuaries and employee benefits consultants established in 1998. Its core business is to provide independent, high quality advice to institutional clients, which include retirement funds, medical schemes, charitable trusts and corporate and public sector clients. The company has a $4.3 million investment in Fifth Quadrant as of September 30, 2009.
Dubai
The company established a partnership with the Knowledge and Human Development Authority in Dubai (Dubai) in January 2008. The partnership is aimed at supporting public and private sector organizations across the Gulf in their pursuit for reaching international standards of excellence in human capital strategies and programs. As of September 30, 2009, the company has a $3.0 million investment in Dubai.
IFA
The company acquired a 20 percent investment in Gesellschaft fur Finanz-und Aktuarwissenschaften mbH, or IFA, in the second quarter of fiscal year 2009. IFA is an insurance and financial services company based in Germany. As of September 30, 2009, the company has a $2.6 million investment in IFA.
The company applies the equity method of accounting for all of its investments in affiliates. The investments in affiliates, excluding PCIC, are considered immaterial for disclosure of their financial statements.
As a result of adoption of ASC 810, the non-controlling interests in Jakarta and Indonesia were retrospectively reclassified from other non-current liabilities to non-controlling interest in total equity. The company owns 60% of both subsidiaries and the non-controlling interests were $0.9 and $1.0 as of September 30, 2009 and June 30, 2009.

Note 9 – Comprehensive Income/(Loss).
Comprehensive income/(loss) includes net income and changes in the cumulative translation adjustment gain or loss. As of September 30, 2009, comprehensive income totaled $25.2 million. There was a comprehensive loss of $54.2 million for the three months ended September 30, 2008. The large change is primarily attributable to fluctuations in exchange rates.
Note 10 – Commitments and Contingent Liabilities.
The company historically has provided guarantees on an infrequent basis to third parties in the ordinary course of business. The guarantees described below are currently in effect and could require the company to make payments to third parties under certain circumstances.
Letters of Credit: At September 30, 2009, the company has letters of credit totaling $10.6 million under our existing credit facility to guarantee payment to beneficiaries in the event that the company fails to meet its financial obligations to these beneficiaries. These letters of credit will remain outstanding as long as we retain an ownership share of our affiliated captive insurance company, PCIC.
The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.4 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.
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
We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence, which provides coverage for professional liability claims including the cost of defending such claims. We reserve for contingent liabilities based on ASC 450, “Contingencies” when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. Management believes, based on currently available information including the existence of professional liability insurance, that the results of all pending claims against the company will not have a material adverse effect on the results of operations, but litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more of such matters, we will not incur material costs.
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
Department of Labor Investigation: On November 17, 2006, Watson Wyatt Investment Consulting Inc. (“WWIC”) received a subpoena from the United States Department of Labor (“DOL”) in connection with its investigation into the compensation of consultants and other investment advisers. WWIC has responded to the subpoena. The DOL has not made any significant inquiries during our 2010 fiscal year WWIC continues to implement appropriate processes and procedures to comply with DOL regulations in connection with rendering investment advice.
ExxonMobil Superannuation Plan (Australia) On May 15, 2009, related third-party actions were filed in Australia against Watson Wyatt Australia Pty Ltd. by Towers Perrin which is defending lawsuits brought by Esso Australia Pty Ltd and the Trustees of an ExxonMobil Australia pension fund related to alleged errors in amendments made to the Plan by other advisers prior to Towers Perrin’s 1990-1995 engagement, and prior to Watson Wyatt’s subsequent engagement commencing in 1996, as actuaries to the Plan. The Trustees had earlier filed a rectification action with the Victoria Supreme Court to correct the 1990 amendment (the “rectification action”). After various continuances, that action was scheduled for trial in April 2010. We understand that that case is currently in mediation. In 2007, the Trustees and Esso Australia Pty Ltd had also brought actions against Towers Perrin in Australia (the “2007 actions”) for allegedly failing to detect the errors. These actions are the basis for the third-party actions against Watson Wyatt. Unless the Victorian Supreme Court allows a revision of the plan document to correct the language of the amendment to conform to the manner in which the pension plan was intended to be, and actually was, administered, the potentially required contributions arising out of the allegedly erroneous amendments could be, with interest, as much as A$580,000,000. In the third party actions joining Watson Wyatt to the 2007 actions, Towers Perrin states that if it has any liability, Watson Wyatt should contribute a portion of any potential liability since Watson Wyatt as the successor actuary also did not discover the errors in the plan amendment between 1996 and 2001. Watson Wyatt has signed a Cooperation Agreement with Towers Perrin to facilitate the defense of this matter. A writ has also been filed by the other defendants, known as the “CBA parties” (Colonial Mutual, Jacques Martin Pty Ltd, Jacques Martin Administration and Lindsay Morgan), claiming contribution against Watson Wyatt. The CBA parties have not served this writ on Watson Wyatt and have until March 24, 2010 to do so.
Watson Wyatt has notified its insurers of facts and circumstances that could lead to a claim regarding this matter. If this matter proceeds to the merits, Watson Wyatt will defend vigorously. The facts have not yet developed to the point where we can assess the probability of a liability exposure.
Note 11 – Recent Accounting Pronouncements.
Adopted in fiscal year 2009
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 . SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.

The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.
ASC 805, “Business Combinations” which is a revision of accounting provisions that changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 350-30-35-1, “Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under ASC 350, “Goodwill and Other Intangible Assets.” ASC 805-20-25-18A, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of ASC 805, “Business Combinations.” We adopted these provisions on July 1, 2009. The company expects that in relation to the proposed merger with Towers Perrin, the application of these provisions will be significant to the company’s financial position and results of operations primarily as a result of expensing acquisition costs in the period incurred. In fiscal year 2009, the company capitalized transaction costs related to the Towers Perrin merger of $6.1 million, which were expensed in the first quarter of fiscal year 2010 as a result of the adoption of ASC 805.
ASC 810, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income. It also amends certain consolidation procedures for consistency with the requirements of ASC 805, “Business Combinations.” The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted these provisions on July 1, 2009 and the non-controlling interest of $1.0 million as of June 30, 2009, which was previously included in other non-current liabilities, was reclassified to non-controlling interest in total equity.
ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The company adopted these provisions for financial assets and liabilities on July 1, 2008 and for nonfinancial assets and liabilities on July 1, 2009, these adoptions did not have a material impact on the company’s financial position or results of operations

Not yet adopted
ASC 715-10-50, “Employers’ Disclosures about Postretirement Benefit Plan Assets” provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan. These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets. These provisions are effective for our fiscal year ending June 30, 2010. The company is currently evaluating the effects that these provisions may have on its financial statements.
ASC 810 “Amendments to FASB Interpretation No. 46 (R)” which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.” Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt these provisions on July 1, 2010. The company is currently evaluating the effects that these provisions may have on its financial statements.
Note 12 — Income Taxes.
At September 30, 2009, the gross liability for income taxes associated with uncertain tax positions was $9.1 million. This liability can be reduced by $1.5 million of offsetting deferred tax benefits associated with foreign tax credits and the federal tax benefit of state income taxes. The net difference of $7.6 million, if recognized, would have a $7.3 million favorable impact on the company’s effective tax rate and would increase other comprehensive income by $0.3 million. The gross tax liability for uncertain tax positions decreased by $0.2 million for the three month ended September 30, 2009.
Interest and penalties related to income tax liabilities are included in income tax expense. At September 30, 2009 the company had accrued interest of $1.5 million and penalties of $0.4 million, totaling $1.9 million.
The company believes it is reasonably possible that there will be a $1.5 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitations in various tax jurisdictions.
The company and its subsidiaries conduct business globally and are subject to income tax in the US and in many states and foreign jurisdictions. The company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

Open Tax Years
(fiscal year ending)

United States — Federal	2006 and forward

United States — Various States	2005 and forward

Canada — Federal	2005 and forward

Germany	2003 and forward

United Kingdom	2007 and forward

Note 13 — Subsequent Events.
We evaluated events occurring between the end of our most recent fiscal quarter end, September 30, 2009 and November 9, 2009, the date the financial statements were issued.
$500 million unsecured senior revolving credit facility for Jupiter Saturn Holding Company
On October 5, 2009, Watson Wyatt and Towers Perrin entered into a commitment letter relating to a new $500 million unsecured senior revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A, Banc of America Securities LLC , PNC Bank, National Association, and PNC Capital Markets, LLC. The borrower under the Senior Credit Facility will be Towers Watson & Co. (currently known as Jupiter Saturn Holding Company), which has been formed to facilitate the pending merger between Watson Wyatt and Towers Perrin.
The Senior Credit Facility is expected be a revolving credit facility in an amount up to $500 million. Proceeds from the Senior Credit Facility may be used among other things, (a) to refinance and retire existing indebtedness of Watson Wyatt and Towers Perrin under their existing credit facilities, (b) to finance costs and expenses of the Merger, the Senior Credit Facility and related transactions, (c) to finance payments of cash merger consideration to certain Towers Perrin shareholders in the Merger and repayment of up to $200 million in senior subordinated unsecured notes due within one year after the Merger issued to such shareholders; (d) to finance acquisitions permitted by the terms and conditions of the definitive loan documentation; and (e) to finance ongoing working capital and other general corporate purposes of Towers Watson & Co. and its subsidiaries after consummation of the Merger. Additional details about this transaction are described in the Current Report filed on Form 8-K with the SEC on October 9, 2009.
Amendment No. 1 to the Agreement and Plan of Merger dated June 26, 2009
On October 19, 2009, Watson Wyatt entered into an amendment (“Amendment No. 1”) with Towers, Perrin to amend a previously announced Agreement and Plan of Merger, dated as of June 26, 2009, pursuant to which Watson Wyatt and Towers Perrin will combine their businesses through simultaneous mergers to become wholly-owned subsidiaries of the Holding Company.
The terms of Amendment No. 1 include the following provisions among others: certain adjustments to restricted stock, stock awards and employee stock options issued by Towers Perrin and Watson Wyatt and conversion into the Holding Company’s Class A common stock; certain adjustments to the exchange ratio applicable to the conversion of Towers Perrin stock at the effective time of the Merger, to account for the Watson Wyatt options converted in the Merger; the extension of the required retirement date for retiring Towers Perrin employees from the effective time of the Merger to thirty days thereafter; and approval of the Holding Company amended restated certificate of incorporation and bylaws that will go into effect at the effective time of the Merger. Additional details about this transaction are described in the Current Report filed on Form 8-K with the SEC on October 19, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
General
Watson Wyatt is a global consulting firm focusing on providing human capital and financial consulting services. We provide services in five principal practice areas: Benefits, Human Capital Consulting, Technology and Administration Solutions, Investment Consulting, and Insurance and Financial Services operating from 107 offices in 33 countries throughout North America, Europe, Asia-Pacific and Latin America. The company employed approximately 7,530 and 7,700 associates as of September 30, 2009 and June 30, 2009, respectively, in the following practice areas:

	September 30,	June 30,
	2009	2009

Benefits Group	3,320	3,325
Human Capital Group	750	825
Technology and Administration Solutions Group	1,040	1,060
Investment Consulting Group	570	565
Insurance & Financial Services Group	395	415
Other (incl. Communication)	415	450
Business Services (incl. Corporate and field support)	1,040	1,060

Total associates	7,530	7,700

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
Principal Services
We design, develop and implement human resource and risk management strategies and programs through the following closely-interrelated practice areas:
Benefits Group - The Benefits Group, accounting for 56 percent of our total revenue for the first three months of fiscal 2010, is the foundation of our business. Approximately 50 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Retirement, the core of our Benefits Group business, typically lags reduction in discretionary spending compared to our other segments, mainly due to the recurring nature of client relationships. Our corporate client retention rate within our target market has remained very high. Revenue for our retirement practice is seasonal, with the second and third quarters of each fiscal year being the busier periods. Major revenue growth drivers in this practice include changes in regulations, economic uncertainty, leverage from other practices, increased global demand and increased market share. Services provided through the Benefits Group include the following:
•	Design and management of benefit programs;
•	Actuarial services including development of funding and risk management strategies;
•	Expatriate and international human resource strategies;
•	Mergers and acquisitions;
•	Strategic workforce planning; and
•	Compliance and governance
Human Capital Group — Our Human Capital Group (HCG), accounting for 9 percent of our total revenue for the first three months of fiscal 2010, generally encompasses short-term projects. Approximately 65 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Discretionary project work associated with this segment is generally affected by the strength of the economy. As a result, this segment tends to be more sensitive to cyclical economic fluctuations than other segments. Services provided through HCG include the following:
•	Advice concerning compensation plans, including broad-based and executive compensation, stock and other long-term incentive programs;
•	Strategies to align workforce performance with business objectives;
•	Organization effectiveness consulting, including talent management;
•	Strategies for attracting, retaining and motivating employees; and
•	Data services

Technology and Administration Solutions Group - Our Technology and Administration Solutions Group (TAS), accounting for 14 percent of our total revenue for the first three months of fiscal 2010, provides information technology services to our clients. Revenue for TAS is relatively stable, compared to what it had historically experienced in an economic downturn, because of its long term contracts associated with the administration business. However, TAS remains partially subject to the impact of the economy on discretionary spending. Income in this segment is slightly greater in the first half of the fiscal year because of the timing of the typical enrollment season for benefits. Approximately 45 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. Services provided through the TAS Group include the following:
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
Investment Consulting Group - Our Investment Consulting Group accounts for 11 percent of our total revenue for the first three months of fiscal 2010. Approximately 85 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This business, although relationship based, can be affected by an increasingly complex investment landscape as well as by volatility in investment returns, particularly as clients look to us for assistance in managing that volatility. Services provided through our Investment Consulting Group include the following:
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
Insurance & Financial Services Group — Our Insurance & Financial Services Group (I&FS) accounts for 6 percent of our total revenue for the first three months of fiscal 2010. Approximately 90 percent of its revenue originates from outside of the United States and is thus subject to translation exposure resulting from foreign exchange rate fluctuations. This business is largely a project-based business and therefore could be cyclical. Services provided through I&FS include the following:
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

Financial Statement Overview
Watson Wyatt’s fiscal year ends June 30. The financial statements contained in this quarterly report reflect Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2010 (September 30, 2009) and as of the end of fiscal year 2009 (June 30, 2009), Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2009 and 2008, Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2009 and 2008 and a Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three month period ended September 30, 2009.
We derive the majority of our revenue from fees for consulting services, which generally are billed based on time and materials or on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed. No single client accounted for more than two percent of our consolidated revenue for any of the most recent three fiscal years.
For the three months ended September 30, 2009 and fiscal years ended June 30, 2009 and 2008, the company’s top six markets based on percentage of consolidated revenue were as follows:

	Three months	Fiscal Year
Geographic Region	2010	2009	2008
United States	46%	43%	41%
United Kingdom	30	32	32
Germany	4	4	5
Canada	4	4	4
Netherlands	3	3	4
Greater China	2	2	2
In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, severance, benefit expenses such as pension, medical and insurance costs, and fiscal year-end incentive bonuses.
Professional and subcontracted services represent fees paid to external service providers for employment, marketing and other services. For the most recent three fiscal years, approximately 50 to 60 percent of these professional and subcontracted services were directly incurred on behalf of our clients and were reimbursed by them, with such reimbursements being included in revenue. For the first quarter of fiscal year 2010, approximately 45 percent of professional and subcontracted services represent these reimbursable services.
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
Transaction and integration expenses include all fees and charges association with the merger.

Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are critical accounting policies include revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, income taxes, pension assumptions, incurred but not reported claims, and goodwill and intangible assets. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material impact on our financial statements and results of operations.
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

The company has developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by the company and ownership of the technology and rights to the related code remain with the company. Software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, is capitalized in accordance with generally accepted accounting principles of capitalized software. Revenue associated with the related contract, together with amortization of the related capitalized software, is recognized over the service period. As a result, we do not recognize revenue during the implementation phase of an engagement.
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

Income Taxes
The company accounts for income taxes in accordance with ASC 740, “Income Taxes”, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax contingencies (including both tax and interest). ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
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

North America
The following assumptions were used in the valuation of our North American plans at June 30, 2009, 2008 and 2007:

	Year Ended June 30
	2009	2008	2007
Discount rate	7.21%	6.91%	6.25%
Expected long-term rate of return on assets	8.61%	8.75%	8.75%
Rate of increase in compensation levels	3.29%	4.08%	3.84%
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
The following information illustrates the sensitivity to a change in certain assumptions for the U.S. pension plans:

Effect on FY2010
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$3.0 million

25 basis point increase in discount rate	-$2.9 million

25 basis point decrease in expected return on assets	+$1.2 million

25 basis point increase in expected return on assets	-$1.2 million
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
United Kingdom
The following assumptions were used in the valuation of our U.K. plan at June 30, 2009, 2008 and 2007:

	Year Ended June 30
	2009	2008	2007
Discount rate	6.30%	6.50%	5.80%
Expected long-term rate of return on assets	6.81%	6.46%	5.69%
Rate of increase in compensation levels	5.45%	5.65%	4.95%

The 6.30 percent discount rate assumption used at the end of fiscal year 2009 represents a 20 basis point decrease over the rate used at fiscal year 2008 and a 50 basis point increase over the discount rate at fiscal year 2007. The discount rate is set having regard to yields on European AA corporate bonds at the measurement date and this increase reflects the change in yields between these dates.
The expected long-term rate of return on assets assumption increased to 6.81 percent per annum for fiscal year 2009 from 6.46 percent per annum for fiscal year 2008. The rate of return was supported by an analysis performed by the company of the weighted average return expected to be achieved with the anticipated makeup of investments which is heavily weighted towards bonds.
The following information illustrates the sensitivity to a change in certain assumptions for the U.K. pension plans:

Effect on FY2010
Change in Assumption	Pre-Tax Pension Expense
25 basis point decrease in discount rate	+$2.4 million

25 basis point increase in discount rate	-$2.1 million

25 basis point decrease in expected return on assets	+$0.8 million

25 basis point increase in expected return on assets	-$0.8 million
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
Results of Operations
The table below sets forth our historical Condensed Consolidated Statements of Operations data as a percentage of change between periods indicated:
Condensed Consolidated Statements of Operations

	Three months ended September 30
	2009	2008	2009	2008
Revenue	$401,345	$426,126	100%	100%

Costs of providing services:
Salaries and employee benefits	236,081	235,879	58.8	55.4
Professional and subcontracted services	16,159	26,315	4.0	6.2
Occupancy, communications and other	39,872	49,997	9.9	11.7
General and administrative expenses	39,770	43,887	9.9	10.3
Depreciation and amortization	17,934	18,864	4.5	4.4
Transaction and integration expenses	8,388	—	2.1	—

	358,204	374,942	89.3	88.0

Income from operations	43,141	51,184	10.7	12.0

Income from affiliates	947	1,695	0.2	0.4
Interest income	350	1,031	0.1	0.2
Interest expense	(449)	(569)	(0.1)	(0.1)
Other non-operating income/(expense)	1,142	(19)	0.3	—

Income before income taxes	45,131	53,322	11.2	12.5

Provision for income taxes	15,350	18,162	3.8	4.2

Net income	$29,781	$35,160	7.4%	8.3%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Revenue
Revenues for the first quarter of fiscal year 2010 were $401.3 million, a decrease of $24.8 million, or 6 percent, from $426.1 million in the first quarter of fiscal year 2009. On a constant currency basis, revenues decreased $2 million or half of one percent.
The average exchange rate used to translate our revenues earned in British pounds sterling decreased to 1.6355 for the first quarter of fiscal 2010 from 1.8885 for the first quarter of fiscal 2009, and the average exchange rate used to translate our revenues earned in Euros decreased to 1.4313 for the first quarter of fiscal year 2010 from 1.5006 for the first quarter of fiscal 2009. The net impact of the depreciation of the British pound and the Euro resulted in a $20 million decrease in revenues in the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. Changes in the value of other foreign currencies relative to the U.S. dollar resulted in a $2 million decrease in revenues in the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009.
The increases in our segment revenue for first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 are as follows. Constant currency is calculated by translating prior year revenues at the current year average exchange rate.
•	Benefits decreased revenues $9.0 million, or 4 percent, from the first quarter of fiscal year 2009 due to the strengthening of the U.S. dollar. On a constant currency basis, Benefits revenues increased 1 percent over the first quarter of fiscal year 2009 due to modest increases in retirement and health care consulting.
•	Technology and Administration Solutions increased revenues $2.2 million, or 4 percent, over the first quarter of fiscal year 2009, due to increases in both North America and Europe. On a constant currency basis, Technology and Administration Solutions revenues increased 11 percent over the first quarter of fiscal year 2009. In the U.K., our growth was due to an increase in revenues from several large clients that were implemented in fiscal year 2009, as well as from additional project work at some existing clients. In the U.S., our growth was primarily due to an increase in ongoing administration work.
•	Human Capital Group decreased revenues $11.9 million, or 24 percent, from the first quarter of fiscal year 2009. On a constant currency basis, Human Capital Group revenues decreased 22 percent from the first quarter of fiscal year 2009. Revenues declined in all regions and in all service areas.
•	Investment Consulting increased revenues $2.6 million, or 6 percent, over the first quarter of fiscal year 2009. On a constant currency basis, Investment Consulting Group revenues increased 17 percent over the first quarter of fiscal year 2009. Revenues increased due to an increase in implemented consulting activities and strategy projects.
•	Insurance and Financial Services decreased revenues $3.6 million, or 13 percent, from the first quarter of fiscal year 2009. On a constant currency basis, Insurance and Financial Services revenues decreased 4 percent from the first quarter of fiscal year 2009. Revenues decreased due to a decline in project activity in Europe.

Salaries and Employee Benefits.
Salaries and employee benefit expenses for the first quarter of fiscal year 2010 were $236.1 million compared to $235.9 million for the first quarter of fiscal year 2009, an increase of $0.2 million or 0.1 percent. On a constant currency basis, salaries and employee benefits increased 7 percent, principally due to increases in discretionary compensation, pension and base salary expense. Salaries and employee benefits also includes $1.9 million of severance expense due to cost containment measures in response to economic conditions in fiscal year 2009. As a percentage of revenue, salaries and employee benefits increased to 58.8 percent from 55.4 percent.
Professional and Subcontracted Services.
Professional and subcontracted services expenses for the first quarter of fiscal year 2010 were $16.2 million compared to $26.3 million for the first quarter of fiscal year 2009, a decrease of $10.1 million or 38.6 percent. On a constant currency basis, professional and subcontracted services decreased 34 percent, principally due to decreases in reimbursable expenses incurred on behalf of clients and in professional services related to recruiting and legal expenses. As a percentage of revenue, professional and subcontracted services decreased to 4.0 percent from 6.2 percent.
Occupancy, Communications and Other.
Occupancy, communications and other expenses for the first quarter of fiscal year 2010 were $39.9 million compared to $50.0 million for the first quarter of fiscal year 2009, a decrease of $10.1 million or 20.3 percent. On a constant currency basis, occupancy, communications and other decreased 15 percent, principally due to decreases in virtually all categories, including travel, dues and entertainment, general office, and recognized foreign exchange losses. As a percentage of revenue, occupancy, communications and other decreased to 9.9 percent from 11.7 percent.
General and Administrative Expenses.
General and administrative expenses for the first quarter of fiscal year 2010 were $39.8 million, compared to $43.9 million for the first quarter of fiscal year 2009, a decrease of $4.1 million or 9.3 percent. On a constant currency basis, general and administrative expenses decreased 3 percent, principally due to decreases in base salary, rent and travel expenses; partially offset by an increase in discretionary compensation and pension expenses. As a percentage of revenue, general and administrative expense decreased to 9.9 percent from 10.3 percent.
Depreciation and Amortization.
Depreciation and amortization for the first quarter of fiscal year 2010 was $17.9 million, compared to $18.9 million for the first quarter of fiscal year 2009, a decrease of $0.9 million or 4.9 percent. On a constant currency basis, depreciation and amortization decreased by the same percentage. The decrease is principally due to less depreciable capital assets and amortization of intangible assets. As a percentage of revenue, depreciation and amortization increased to 4.5 percent from 4.4 percent.
Transaction and Integration Expenses.
Transaction and integration expenses for the first quarter of fiscal year 2010 were $8.4 million. Transaction and integration expenses are related to the proposed merger and principally consist of legal, accounting, regulatory filing expenses, and integration consultants. As a percentage of revenue, transaction and integration expense were 2.1 percent.

Income From Affiliates.
Income from affiliates for the first quarter of fiscal year 2010 was $0.9 million compared to $1.7 million for the first quarter of fiscal year 2009, a decrease of $0.7 million. The decrease is principally due to lower income from PCIC during first quarter of fiscal year 2010 compared to first quarter of fiscal year 2009.
Interest Expense.
Interest expense for the first quarter of fiscal year 2010 was $0.4 million, compared to $0.6 million for the first quarter of fiscal year 2009. The decrease was principally due to a lower average debt balance in the current period compared to the prior period.
Interest Income.
Interest income for the first quarter of fiscal year 2010 was $0.4 million, compared to $1.0 million for the first quarter of fiscal year 2009. The decrease is mainly due to a lower average cash balance in the current period compared to the prior period, combined with lower short-term interest rates in the United States and Europe.
Other Non-Operating Income/(Loss)
Other non-operating income was $1.1 million for the first quarter of fiscal year 2010, compared to a loss of $19 thousand for the first quarter of fiscal year 2009. The increase was due to the receipt of contingent payments associated with divestitures.
Provision for Income Taxes.
Provision for income taxes for the first quarter of fiscal year 2010 was $15.4 million, compared to $18.2 million for the first quarter of fiscal year 2009. Our effective tax rate was 34.01 percent for the first quarter of fiscal year 2010 and 34.06 percent for the first quarter of fiscal year 2009. The decrease in the tax rate is due to the geographic mix of income. The company has not provided U.S. deferred taxes on cumulative earnings of foreign subsidiaries that have been reinvested indefinitely, which also includes foreign subsidiaries affiliated with our recent acquisitions. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.
Net Income.
Net income for the first quarter of fiscal year 2010 was $29.8 million, compared to $35.2 million for the first quarter of fiscal year 2009. As a percentage of revenue, net income decreased to 7.4 percent from 8.3 percent.
Earnings Per Share.
Diluted earnings per share for the first quarter of fiscal year 2010 was $0.69, compared to $0.82 for the first quarter of fiscal year 2009.

Liquidity and Capital Resources
Our cash and cash equivalents at September 30, 2009 totaled $111.4 million, compared to $209.8 million at June 30, 2009. The decrease in cash from June 30, 2009 to September 30, 2009 was principally attributable to the payment during the first quarter of fiscal year 2010 of $143 million of previously accrued discretionary compensation, $30 million in pension contributions, $17.3 million in corporate taxes, $6.2 million in capital expenditures and $3.2 million in dividends. These cash outflows were funded by cash from operations, from existing cash balances and from borrowings under our revolving credit facility. Consistent with the company’s liquidity position, management considers various alternative strategic uses of cash reserves including acquisitions, dividends and stock buybacks, or any combination of these options. The company believes that it has sufficient resources to fund operations beyond the next twelve months.
Our non-U.S. operations are substantially self-sufficient for their working capital needs. As of September 30, 2009, $91.6 million of the total cash balance of $111.4 million was held outside of North America, which we have the ability to utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation.
Under the terms of the WWLLP business combination, we are required under certain circumstances to place funds into an insurance trust designed to satisfy potential litigation settlement related to the former partners of WWLLP. If the assets of the trust are not used by 2017, they will be returned to the company. As of September 30, 2009, we maintained $5.4 million of restricted cash related to this obligation. This restricted cash balance was included in Other Assets on our consolidated balance sheet.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of September 30, 2009, at appreciated U.S. dollar rates compared to historical periods. As a result, cash flows derived from changes in the company’s consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Cash Used in Operating Activities.
Cash flows used in operating activities for the first quarter of fiscal year 2010 was $82.7 million, compared to cash flows used in operating activities of $73.6 million for the first quarter of fiscal year 2009. The difference is primarily attributable to an increase in billed and unbilled receivables as well as to the relative size of accruals and payments associated with discretionary compensation and accrued retirement benefits in the periods presented.
The allowance for doubtful accounts increased $0.8 million from June 30, 2009 to September 30, 2009. The number of days of accounts receivable and work in process outstanding increased to 68 at September 30, 2009 compared to 62 at June 30, 2009.
Cash Used in Investing Activities.
Cash used in investing activities for the first quarter of fiscal year 2010 was $10.1 million, compared to $16.2 million used in investing activities for the first quarter of fiscal year 2009. The difference is primarily attributable to a decrease in purchases of fixed assets of $3.8 million.
Expenditures of capital funds were $6.2 million for the first quarter of fiscal year 2010. Anticipated commitments of capital funds are estimated at $19.7 million for the remainder of fiscal year 2010. We expect cash from operations to adequately provide for these cash needs.

Cash Used in Financing Activities.
Cash used in financing activities for the first quarter of fiscal year 2010 was $5.0 million, compared to cash from financing activities of $29.7 million for the first quarter of fiscal year 2009. This change is primarily attributable to a decrease in borrowings under our credit facility from $105 million in the prior period compared to $10 million during the current period, as well as a decrease in repurchases of common stock of $13.3 million in the first quarter of fiscal year 2010, compared to $73.6 million of common stock during the same period in fiscal year 2009.
Off-Balance Sheet Arrangements and Contractual Obligations

	Remaining payments due by fiscal year as of September 30 , 2009
			2011	2013
Contractual Cash		Remaining	through	through
Obligations (in thousands)	Total	2010	2012	2014	Thereafter
Lease Commitments	$290,367	46,968	103,216	71,032	69,151

Revolving Credit Facility	10,080	10,080	—	—	—

Total	$300,447	57,048	103,216	71,032	69,151

Operating Leases. We lease office space, furniture and selected computer equipment under operating lease agreements with terms ranging from one to ten years. Management has determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense will be mainly market driven.
Credit Agreement. The company has a credit facility provided by a syndicate of banks in an aggregate principal amount of $300 million. Interest rates associated with this facility vary with LIBOR and/or the Prime Rate and are based on our leverage ratio, as defined by the credit agreement. We are charged a quarterly commitment fee, currently 0.125 percent of the facility, which varies with our financial leverage and is paid on the unused portion of the credit facility. Borrowings under this facility were $10 million as of September 30, 2009 and $0 as of June 30, 2009. Credit under the facility is available upon demand, although the credit facility requires us to observe certain covenants (including requirements relating to our leverage ratio and fixed coverage charge ratio) and is collateralized with a pledge of stock of material subsidiaries. We were in compliance with all covenants under the credit facility as of September 30, 2009. This facility is scheduled to mature on June 30, 2010.
A portion of the revolving facility is used to support a required letter of credit. As a result, $10.6 million of the facility was unavailable for operating needs as of September 30, 2009. We are also charged a fee for the outstanding letter of credit that also fluctuates based on our leverage ratio. The company has also provided a $5.0 million Australian dollar-denominated letter of credit (US $4.4 million) to an Australian governmental agency as required by the local regulations. The estimated fair market value of these letters of credit is immaterial because they have never been used, and the company believes that future usage is remote.
Pension Contributions. Remaining contributions to our various pension plans for fiscal year 2010 are projected to be approximately $13.6 million.

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
The company will continue to provide for the self-insured retention where specific estimated losses and loss expenses for known claims in excess of $1 million are considered probable and reasonably estimable. Although the company maintains professional liability insurance coverage, this insurance does not cover claims made after expiration of our current insurance contracts. Generally accepted accounting principles require that we record a liability for incurred but not reported (IBNR) professional liability claims if they are probable and reasonably estimable, and for which we have not yet contracted for insurance coverage. The company uses actuarial assumptions to estimate and record its IBNR liability and has a $36.7 million IBNR liability recorded as of September 30, 2009.
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
and other factors discussed under “Risk Factors” in the company’s 2009 Annual Report on Form 10-K filed with the SEC on August 14, 2009. These statements are based on assumptions that may not come true. All forward-looking disclosure is speculative by its nature. The company undertakes no obligation to update any of the forward-looking information included in this report, whether as a result of new information, future events, changed expectations or otherwise.

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
The foreign currency and translation exposure risks have been heightened as a result of the recent large fluctuations in foreign exchange rates.
We consolidate our international subsidiaries by converting them into U.S. dollars in accordance with generally acceptable accounting principles of foreign currency translation. The results of operations and our financial position will fluctuate when there is a change in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting in the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 11 “Commitments and Contingent Liabilities,” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2009.
ITEM 1A. RISK FACTORS.
There are no material changes from risk factors as previously disclosed in our 2009 Annual Report on Form 10-K (File No. 001-16159) filed on August 14, 2009 and the risks and factors identified under “Risk Factors” in the joint proxy statement/prospectus included in the registration statement on Form S-4 filed by Jupiter Saturn Holding Company on September 3, 2009 with the Commission, and as amended from time to time. We urge you to read the Registration Statement on Form S-4 filed by Jupiter Saturn Holding Company because it contains important information about the proposed merger, including a discussion of risk factors that could have an adverse impact on Watson Wyatt regardless of whether the merger is consummated, and on Towers Watson, if the merger is consummated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The company periodically repurchases shares of common stock, one purpose of which is to offset potential dilution from shares issued in connection with the company’s benefit plans. The table below presents specified information about the company’s stock repurchases and repurchase plans:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
July 1, 2009 through July 31, 2009	—	—	—	—
August 1, 2009 through August 31, 2009	—	—	—	—
September 1, 2009 through September 30, 2009	304,878	43.71	304,878	—

Total	304,878	—	304,878	913,145

During the first quarter of fiscal year 2007, the company’s Board of Directors approved the repurchase of up to 1,500,000 shares of our Class A Common Stock. During the fourth quarter of fiscal year 2009, the company’s Board of Directors approved an additional plan to repurchase of up to 750,000 shares of our Class A Common Stock. The maximum number of shares remained to be repurchased under these plans are 913,145.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

     ITEM 6. EXHIBITS.
10.23	Watson Wyatt & Company Holdings 2000 Long-term Incentive Plan (1)

10.24	Form of Nonqualified Stock Option Agreement for the Watson Wyatt & Company Holdings 2000 Long-term Incentive Plan(1)

10.25	Commitment Letter among Watson Wyatt Worldwide, Inc. and Towers, Perrin, Forster & Crosby, Inc., relating to an unsecured senior revolving credit facility with Bank of America, N.A. Banc of America Securities LLC, PNC Bank, National Association and PNC Capital Markets, LLC. (1)

10.26	Amendment No. 1 to the Agreement and Plan of Merger among Watson Wyatt Worldwide, Inc., Towers, Perrin, Forster & Crosby, Inc., Jupiter Saturn Holding Company, Jupiter Saturn Delaware Inc., and Jupiter Saturn Pennsylvania Inc. to amend a previously announced Agreement and Plan of Merger. (3)

21	Subsidiaries of Watson Wyatt Worldwide, Inc.(2)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed with this Form 10-Q

(2)	Incorporated by reference from Registrant’s Form 10-K/A, filed on October 20, 2009

(3)	Incorporated by reference from Registrant’s Form 8-K, filed on October 19, 2009.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt Worldwide, Inc.
(Registrant)

/s/ John J. Haley		November 9, 2009

Name:	John J. Haley	Date
Title:	President and
Chief Executive Officer

/s/ Roger F. Millay		November 9, 2009

Name:	Roger F. Millay	Date
Title:	Vice President and
Chief Financial Officer

/s/ Peter L. Childs		November 9, 2009

Name:	Peter L. Childs	Date
Title:	Controller